Form 10-Q
period 1996-09-30
COGENTRIX ENERGY INC
filed 1996-11-14
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                       Commission File Number:  33-74254

                             COGENTRIX ENERGY, INC.
             (Exact name of registrant as specified in its charter)


       NORTH CAROLINA                                  56-1853081
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                  Identification Number)


9405 ARROWPOINT BOULEVARD, CHARLOTTE, NORTH CAROLINA           28273-8110
      (Address of principal executive offices)                  (Zipcode)


                                (704) 525-3800
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [ ] No


On November 13, 1996, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                                                                        PAGE NO.
                                                                        -------
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:


         Consolidated Balance Sheets at September 30, 1996 (Unaudited)
           and June 30, 1996                                                 3

         Consolidated Statements of Income for the Three Months
           Ended September 30, 1996 and 1995 (Unaudited)                     4

         Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 1996 and 1995 (Unaudited)                     5

         Notes to Consolidated Condensed Financial Statements (Unaudited)    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8

  PART II:  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                13

  Item 6.  Exhibits and Reports on Form 8-K                                 13

  Signature                                                                 14

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                      September 30, 1996 and June 30, 1996
                             (dollars in thousands)

                                                                            September       June
                                                                            30, 1996      30, 1996
                                                                           (Unaudited)    (Audited)
                                                                           -----------    ---------
                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                   $60,474      $33,351
  Restricted cash                                                              27,171       42,203
  Accounts receivable                                                          58,908       57,331
  Inventories                                                                  17,884       19,086
  Other current assets                                                          2,670        2,883
                                                                             --------     --------
    Total current assets                                                      167,107      154,854

PROPERTY, PLANT AND EQUIPMENT,
  Net of accumulated depreciation:  $164,294 and $156,215,  respectively      596,615      604,491

LAND AND IMPROVEMENTS                                                           2,424        2,424

DEFERRED FINANCING, START-UP AND ORGANIZATION COSTS,
  Net of accumulated amortization:  $19,523 and $19,653,  respectively         25,491       25,105

RESTRICTED MARKETABLE SECURITIES                                               63,695       63,695

NATURAL GAS RESERVES                                                            3,409        3,611

INVESTMENTS IN AFFILIATES                                                      56,166       56,028

OTHER ASSETS                                                                   13,577       11,433
                                                                             --------     --------

                                                                             $928,484     $921,641
                                                                             --------     --------

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                           $53,499      $48,416
  Accounts payable                                                             25,500       21,453
  Accrued interest payable                                                      1,445        4,063
  Accrued dividends payable                                                         0        4,759
  Other accrued liabilities                                                    11,189       13,209
                                                                             --------     --------
    Total current liabilities                                                  91,633       91,900

LONG-TERM DEBT                                                                681,851      670,900

DEFERRED INCOME TAXES                                                          47,898       46,971

MINORITY INTEREST IN JOINT VENTURE                                             12,933       22,044

OTHER LONG-TERM LIABILITIES                                                     7,888        6,816
                                                                             --------     --------

                                                                              842,203      838,631
                                                                             --------     --------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                                         130          130
  Accumulated earnings                                                         86,151       82,880
                                                                             --------     --------
                                                                               86,281       83,010
                                                                             --------     --------
                                                                             $928,484     $921,641
                                                                             ========     ========



    The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

             For the Three Months Ended September 30, 1996 and 1995

          (dollars in thousands, except for earnings per common share)


                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                          1996          1995
                                                        --------      --------
OPERATING REVENUE:
  Electric                                               $90,393       $93,970
  Steam                                                    6,632         5,503
  Other                                                    2,097         6,099
                                                         -------       -------
                                                          99,122       105,572
                                                         -------       -------

OPERATING EXPENSES:
  Fuel expense                                            42,978        44,534
  Operations and maintenance                              19,425        18,954
  General, administrative and development expenses         7,985         7,022
  Depreciation and amortization                            9,285         9,358
                                                         -------       -------
                                                          79,673        79,868
                                                         -------       -------

OPERATING INCOME                                          19,449        25,704

OTHER INCOME (EXPENSE):
  Interest expense                                       (14,078)      (14,941)
  Investment and other income                              2,111         2,160
  Equity in net loss of affiliates                          (219)          (16)
                                                         -------       -------

INCOME BEFORE MINORITY INTEREST IN INCOME OF JOINT
  VENTURE, INCOME TAXES AND EXTRAORDINARY LOSS             7,263        12,907

MINORITY INTEREST IN INCOME OF JOINT VENTURE                (477)         (800)
                                                         -------       -------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS          6,786        12,107

PROVISION FOR INCOME TAXES                                (2,812)       (4,824)
                                                         -------       -------
INCOME BEFORE EXTRAORDINARY LOSS                           3,974         7,283

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAX BENEFIT OF $470                         (703)            0
                                                         -------       -------

NET INCOME                                                $3,271        $7,283
                                                         =======       =======

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                        $14.09        $25.83
  Extraordinary loss                                       (2.49)         0.00
                                                         -------       -------
                                                          $11.60        $25.83
                                                         =======       =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               282,000       282,000
                                                         =======       =======



    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

             For the Three Months Ended September 30, 1996 and 1995

                             (dollars in thousands)

                                                                             Three Months Ended September 30,
                                                                             --------------------------------
                                                                                  1996              1995
                                                                             -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                      $3,271           $7,283

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                  9,285            9,358
    Deferred income taxes                                                            927            3,533
    Extraordinary loss on early extinguishment of debt                             1,173                0
    Minority interest in income of joint venture, net of dividends                (9,111)             805
    Equity in net loss of affiliates                                                 219               16
    Dividends received from affiliates                                               143              136
    Decrease (increase) in accounts receivable                                    (1,577)           1,099
    Decrease in inventories                                                        1,404            2,515
    Increase in accounts payable                                                   4,047              145
    Decrease  in accrued liabilities                                              (4,638)          (4,086)
    Increase in other                                                             (1,029)            (347)
                                                                                 -------          -------
  Net cash flows provided by operating activities                                  4,114           20,457
                                                                                 -------          -------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Property, plant and equipment additions                                         (308)            (606)
    Decrease in marketable securities                                                  0            3,328
    Investments in affiliates                                                       (500)            (875)
    Decrease in restricted cash                                                   15,032            6,030
                                                                                 -------          -------
  Net cash flows provided by investing activities                                 14,224            7,877
                                                                                 -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of debt                                                67,750              455
    Repayments of debt                                                           (51,622)         (15,168)
    Increase in deferred financing costs                                          (2,584)               0
    Common stock dividends paid                                                   (4,759)          (4,235)
                                                                                 -------          -------
  Net cash flows provided by (used in) financing activities                        8,785          (18,948)
                                                                                 -------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         27,123            9,386

CASH AND CASH EQUIVALENTS, beginning of period                                    33,351           34,073
                                                                                 -------          -------

CASH AND CASH EQUIVALENTS, end of period                                         $60,474          $43,459
                                                                                 =======          =======



    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   UNAUDITED

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc., its subsidiary companies and a 50% owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner. Investments in other affiliates in which the Company has a 20% to 50% interest and/or the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. All material intercompany transactions and balances among Cogentrix Energy, Inc., its subsidiary companies and its consolidated joint venture have been eliminated in the accompanying consolidated condensed financial statements.

     Information presented as of September 30, 1996 and for the three months ended September 30, 1996 and 1995 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, the results of operations for the three months ended September 30, 1996 and 1995, and cash flows for the three months ended September 30, 1996 and 1995. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

     The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 11, 1996.

2.   JAMES RIVER REFINANCING

     In July 1996, James River Cogeneration Company ("James River"), a joint venture owned 50% by the Company which owns a cogeneration facility in Hopewell, Virginia (the "Hopewell Facility"), renegotiated the Hopewell Facility's project financing arrangements. The amended agreements resulted in a $13 million increase in the amount of James River's outstanding debt and extended the final maturity date of the loan by 21 months. The amended project debt accrues interest at an annual rate equal to the applicable LIBOR as chosen by the Company, plus .875% per annum through July 1999 and 1.125% thereafter. Principal is payable quarterly with interest payable the earlier of the maturity of the applicable LIBOR term or quarterly through June 2002. James River transferred substantially all of the additional funds borrowed (net of transaction costs) to its partners. The distribution received by Cogentrix Energy, Inc. related to the refinancing was approximately $6.1 million which will be used by the Company for general corporate purposes.

3.   AMENDMENTS TO POWER SALES AGREEMENTS AND PROJECT DEBT AGREEMENTS

     Effective in September 1996, the Company amended the power sales agreements on its Lumberton, Elizabethtown, Kenansville, Roxboro and Southport Facilities. These amendments provide the purchasing utility additional rights related to the dispatch of the facilities and eliminate the purchase options which the utility held related to the Roxboro and Southport Facilities. In connection with the amendment of these power sales agreements, the Company refinanced the existing project debt on the Lumberton, Elizabethtown and Kenansville Facilities, as well as the project debt on the Roxboro and Southport Facilities.

     The project debt on the Elizabethtown, Lumberton and Kenansville Facilities, which consisted of a senior loan with a syndicate of banks and a subordinated credit facility with a financial institution, was refinanced with the proceeds of a $39 million senior credit facility and a $5.5 million capital contribution by Cogentrix Energy, Inc. The senior credit facility accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .875% through September 1997 and 1% thereafter. Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through September 2000. The senior credit facility also provides for a $3.3 million letter of credit to secure the project's obligations to pay debt service. An extraordinary loss of $1.2 million related to the write-off of unamortized deferred financing costs from the original senior loan and subordinated credit facility is shown net of an income tax benefit of $470,000 in the accompanying consolidated income statement for the quarter ended September 30, 1996.

     The project debt for the Roxboro and Southport Facilities consisted of a note payable to banks, which was refinanced with the proceeds of a senior credit facility. This senior credit facility accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .875% through September 1997, 1% through September 2001 and 1.125% thereafter. Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through June 2002. The senior credit facility also provides for a $6.5 million letter of credit to secure the project's obligations to pay debt service. The revised credit facility for the Roxboro and Southport Facilities increased outstanding borrowings $18.4 million, the proceeds of which (net of transaction costs of $1.3 million and accrued interest payments of $400,000) were paid as a distribution to Cogentrix Energy, Inc. In connection with the refinancing, Cogentrix Energy, Inc. has entered into an agreement for the benefit of the project lenders to fund cash deficits the subsidiary that operates the Roxboro and Southport Facilities could experience as a result of incurring certain costs, subject to a cap of $11.3 million.

4.   PENDING CLAIMS AND LITIGATION

     The Company is a party to certain matters which have resulted in litigation and arbitration proceedings. Management believes that the resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

     The information called for by this item is hereby incorporated herein by reference to pages 3 through 7 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In addition to discussing and analyzing the Company's recent historical financial results and condition, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes statements concerning certain trends and other forward-looking information affecting or relating to the Company which are intended to qualify for the protections afforded "Forward-Looking Statements" under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein are inherently subject to risks and uncertainties which could cause the Company's actual results to differ materially from the forward-looking statements.

GENERAL

     Cogentrix Energy, Inc. and subsidiary companies (collectively, the "Company") are primarily engaged in the development, ownership and operation of independent power generating facilities (individually, a "facility" or collectively, the "facilities"). The Company's consolidated revenues are derived and costs are incurred primarily from the generation and sale of electricity and, to a lesser extent, from the production and sale of thermal energy (primarily steam) and other commodities related to its cogeneration operations. Other revenues and costs arise from fees earned and costs incurred in connection with the development of power generating facilities, ash transport, ash by-products, and environmental consulting services.

     As of September 30, 1996, Cogentrix Energy, Inc. owned, through its subsidiaries, ten operating facilities in the United States with an aggregate installed capacity of approximately 900 megawatts ("MW"). One of the ten facilities is owned equally by the Company and another independent power producer. The Company also owns a 50% interest in a 220 megawatt facility currently under construction and scheduled to commence commercial operations in November 1996.

     Effective in September 1996, the Company amended the power sales agreements with Carolina Power & Light Company ("CP&L") on the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities. Under the amended terms, the power sales agreements are dispatchable contracts which provide the utility the ability to suspend or reduce purchases of energy from the facilities if CP&L determines it can operate its system for a designated period more economically. The amended power sales agreements are structured so that the Company will continue to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service, fixed operating costs and constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which will be reduced or eliminated as a result of economic dispatch, primarily cover variable operating and maintenance costs as well as coal and rail transportation costs. The impact of the amendment to these power sales agreements will be a significant reduction in the Company's electric revenues, which will be offset by reduced fuel costs and operations and maintenance expense at these facilities in future years. In addition to providing CP&L additional dispatch rights, the amendments eliminated the purchase options which CP&L had on the Roxboro and Southport facilities.

     Unusual weather conditions, reduced demand for steam by a facility's steam host and the needs of each facility to perform routine or unanticipated facility maintenance involving planned or forced turbine outages may have an effect on interim financial results. In addition, power sales agreements at seven of the Company's facilities permit the utility customer to significantly dispatch the related plant (i.e., direct the plant to deliver a reduced amount of electrical output). However, even when dispatched, such facilities' capacity payments, which are structured to cover fixed operating costs and debt service and account for most of the profits of these facilities, are not reduced.

     The activities of the Company are subject to stringent environmental regulations by federal, state, local and (for future non-U.S. projects) foreign governmental authorities. The Clean Air Act Amendments of 1990 require states to impose permit fees on certain emissions, and Congress may consider proposals to restrict or tax certain emissions, which proposals, if adopted, could impose additional costs on the operation of the Company's facilities. There can be no assurance that the Company's business and financial condition would not be materially and adversely affected by the cost of compliance with future changes in domestic or foreign environmental laws and regulations or additional requirements for reduction or control of emissions imposed by regulatory authorities in connection with renewals of required permits. The Company maintains a comprehensive program to monitor its project subsidiaries' compliance with all applicable environmental laws, regulations, permits and licenses.

     All of the Company's operating facilities are wholly-owned by the Company except for its cogeneration facility located in Hopewell, Virginia in which the Company has a 50% ownership interest. The "minority interest in income of joint venture" on the Company's consolidated income statements for the three months ended September 30, 1996 and 1995 reflects the Company's joint venture partner's interest in the net income of this facility. The Company's consolidated condensed financial statements include the accounts of the Hopewell facility as the Company has effective control of the facility through majority representation on the board of directors of the managing general partner.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                              THREE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------
                                                1996                    1995
                                         ------------------      ------------------
                                                (DOLLARS IN THOUSANDS, UNAUDITED)
Total operating revenues                 $  99,122     100%           $ 105,572     100%
Operating costs                             62,403      63               63,488      60
General, administrative and development      7,985       8                7,022       7
Depreciation and amortization                9,285       9                9,358       9
                                         ---------     ---            ---------     ---
Operating income                         $  19,449      20%           $  25,704      24%
                                         =========     ===            =========     ===
Megawatt hours sold                      1,265,473                    1,422,136
                                         =========                    =========

     Total operating revenues decreased 6.1% to $99.1 million for the first quarter of fiscal 1997, as compared to the first quarter of fiscal 1996. The decrease in operating revenues was partially attributable to a $3.6 million decrease in electric revenues resulting from an 11% reduction in aggregate megawatt hours sold at the Company's facilities for the three months ended September 30, 1996, as compared to the same period for fiscal 1996. A significant decrease in megawatt hours sold during the first quarter of fiscal 1997 was experienced at the Lumberton, Elizabethtown, Kenansville, Rocky Mount and Southport facilities as the result of a higher level of dispatch by the purchasing utility, and at the Hopewell facility as a result of the reduction in the facility's declared capacity from 100 to 88.5 megawatts in March 1996. The decrease in revenues for the first quarter of fiscal 1997 also relates to the payment received by the Company in July 1995 upon the execution of the joint development agreement with China Light & Power Company, Limited ("CLP"). These decreases in revenues were partially offset by increases in steam revenue at the Southport and Hopewell facilities associated with an increase in steam demand by the industrial host and the escalation/inflation adjustment provisions in certain power sales agreements.

     Operating costs for the first quarter of fiscal 1997 decreased 1.7% to $62.4 million, as compared to $63.5 million in the first quarter of fiscal 1996. This was primarily the result of a decrease of approximately $1.8 million in fuel expense at the Lumberton, Elizabethtown, Kenansville, Hopewell and Rocky Mount facilities. This decrease in fuel expense is associated with the decrease in the facilities' operating levels during the first quarter of fiscal 1997. The decrease in operating costs was also related to decreases in first quarter fiscal 1997 maintenance costs at the Portsmouth and Roxboro facilities, at which facilities the Company performed routine maintenance during the first quarter of fiscal 1996. These decreases were partially offset by transaction costs incurred in connection with project debt refinancings completed during the first quarter of fiscal 1997, severance costs incurred by the Lumberton, Elizabethtown,

Kenansville, Roxboro and Southport facilities in the first quarter of 1997 associated with the reduction of the workforce at those facilities due to the amendment of their power sales agreements, and an increase in operating costs of ReUse related to performing third party ash disposal services.

     General, administrative and development expenses increased 13.7% to $8.0 million in the first quarter of fiscal 1997, as compared to $7.0 million in the first quarter of fiscal 1996. This increase was primarily related to a general increase in payroll, which was primarily related to an increase in performance bonuses paid during the first quarter of fiscal 1997. The increase in general, administrative and development expenses also related to an increase in the level of development expenses related to the India project in the first quarter of fiscal 1997 as compared to the same period of fiscal 1996. These increases were partially offset by a reduction in development expenses incurred on a project the Company is developing in Idaho.

     The extraordinary loss on early extinguishment of debt in the first quarter of fiscal 1997 relates to the write-off of the deferred financing costs on the Elizabethtown, Lumberton and Kenansville facilities' original project debt, which was refinanced in September 1996.

     The Company's long-term debt averaged $727 million with a weighted average interest rate of 7.7% for the three months ended September 30, 1996, compared with an average of $755 million with a weighted average interest rate of 7.8% in the corresponding period in fiscal 1996. The decrease in the weighted average debt outstanding relates to the scheduled maturities of the Company's project finance debt, which was partially offset by a net $25 million increase in borrowings in connection with the renegotiations of the Hopewell facility's project debt and the Roxboro and Southport facilities' project debt during the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The principal components of operating cash flow for the three months ended September 30, 1996 were generated by net income of $3.3 million, increases due to adjustments for depreciation and amortization of $9.3 million, deferred income taxes of $0.9 million, extraordinary loss on early extinguishment of debt of $1.2 million and distributions from and equity in net loss of unconsolidated affiliates of $0.3 million, which were partially offset by minority interest in income of joint venture, net of dividends of $9.1 million and a net $1.8 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $4.1 million and proceeds from borrowings of $67.8 million were primarily used to purchase property, plant and equipment of $0.3 million, to make investments in affiliates of $0.5 million, to make deposits in cash escrows of $12.1 million, to pay deferred financing costs of $2.6 million, to repay project finance borrowings of $51.6 million, and to pay common stock dividends of $4.8 million.

     Historically, the Company has financed the capital costs of each of its facilities under financing arrangements that, with certain exceptions, are substantially non-recourse to Cogentrix Energy, Inc. and its other project subsidiaries. Based upon the Company's current level of operations, the Company believes that its project subsidiaries will generate sufficient revenue to pay all required debt service on the project financing debt and to allow them to pay management fees and dividends to Cogentrix Energy, Inc. periodically in sufficient amounts to allow the Company to pay all existing debt service, fund a significant portion of its development activities and meet its other obligations. If, as a result of unanticipated events, the Company's ability to generate cash from operating activities is significantly impaired, the Company could be required to curtail its development activities to meet its debt service obligations.

     In December 1994, the Company acquired a 50% interest in Birchwood Power Partners, L.P. ("Birchwood Power"), a partnership formed to own a 220 megawatt coal-fired cogeneration facility (the "Birchwood Facility") currently under construction in King George County, Virginia, from two indirect wholly-owned subsidiaries of The Southern Company. The purchase price of the 50% interest in Birchwood Power was approximately $29.5 million and was funded with a portion of the remaining net proceeds of the sale of $100 million of the Company's Senior Notes due 2004 (the "Senior Notes"). The Company has also committed to provide an equity contribution to Birchwood Power of approximately $43.7 million upon the earliest to occur of the commencement of commercial operations of the Birchwood Facility, an event of default under Birchwood Power's financing arrangements or a date certain of June 1,

1997. This equity commitment is supported by a letter of credit of equal amount, provided by a bank, which is collateralized by a pledge of marketable securities. The Birchwood Facility, which is currently under construction with a wholly-owned affiliate of The Southern Company as contractor under a lump sum turnkey construction contract, is anticipated to commence commercial operations in November 1996. When the facility is completed, Birchwood Power will sell electricity to Virginia Electric and Power Company and provide thermal energy to a 36-acre greenhouse under long-term contracts.

     In December 1994, the Company executed an engineering, procurement and construction agreement (the "Construction Agreement") with Public Utility District No. 1 of Clark County, Washington ("Clark"). Under this Construction Agreement, the Company is engineering, procuring equipment for and constructing a 248 megawatt combined-cycle, gas-fired electric generation facility (the "Clark Facility"). In October 1995, the Company delivered to Clark a $20 million letter of credit, provided by a bank, which is collateralized by a pledge of marketable securities. This letter of credit will support the Company's contingent obligations under certain performance guarantees and late construction completion payments under the Construction Agreement. The Company is also obligated to pay 50% of costs and expenses, if any, incurred in constructing the facility in excess of the contract amount. Pursuant to the Construction Agreement, the contract amount of $117 million may be adjusted as a result of a force majeure event, scope change, certain delays in schedule or change in law. The Company will earn a construction fee of $5 million upon completion of the Clark Facility. The Company will also share in 50% of the amount, if any, equal to the excess of the contract amount over the costs and expenses in constructing the Clark Facility. Cogentrix of Vancouver, Inc. ("CVC"), an indirect wholly-owned subsidiary of Cogentrix Energy, Inc., performed the development and preliminary engineering on the Clark Facility and received a development fee of $5 million in October 1995. Construction on the Clark Facility commenced in March 1996. Upon commencing commercial operations, CVC will operate and maintain the Clark Facility pursuant to a two-year operations and maintenance agreement.

     In July 1995, the Company executed a joint development agreement with a subsidiary of CLP (the "Joint Venture") which provides for the Company and CLP to co-develop a 1,000 megawatt coal-fired facility in India and to share equally in the direct development expenses related to the project. Additionally, the Company is currently seeking other international partners for the purpose of making equity investments in the project. The Company currently anticipates requiring funds, in addition to amounts payable by CLP to the Company at financial closing of the project, in an amount ranging from $50 to $80 million for the purpose of making its equity investment in the India project. The Company expects to fund this equity commitment from cash generated from operating activities and from the remaining net proceeds of its Senior Notes.

     In February 1996, the Company formed the Village Farms of Texas, Limited Partnership (the "Texas Partnership") with wholly-owned subsidiaries of Agro Power Development, Inc., for the purpose of developing, constructing and operating a 41 acre venlo-style greenhouse (the "Greenhouse Facility") located in Fort Davis, Texas, which will produce tomatoes. In February 1996, the Texas Partnership obtained construction financing and a working capital facility aggregating $21.1 million from a group of banks (the "Banks"). In addition, the Company, which holds a 50% interest in the Texas Partnership, made a contribution to the Texas Partnership of $4.6 million which, together with the funds provided by the Banks (the "Construction Funds"), will be used to construct the Greenhouse Facility. In connection with the construction of the Greenhouse Facility, which commenced in February 1996, the Company has entered into a guaranty agreement with the Banks which obligates the Company to make an additional capital contribution to the Texas Partnership in the event the construction costs related to the Greenhouse Facility exceed the amount of the Construction Funds. The maximum capital contribution the Company is obligated to make under this guaranty agreement is $5 million. The Greenhouse Facility, which will be constructed in two phases, is anticipated to commence sales of tomatoes in November 1996.

     In July 1996, the Company renegotiated the project financing arrangements for its Hopewell facility, in which it owns a 50% interest. The amended agreements resulted in a $13 million increase in the amount of indebtedness of JRCC outstanding and extended the final maturity date of the loan by 21 months. JRCC transferred substantially all of the additional funds borrowed (net of transaction costs) to its partners. The distribution received by Cogentrix Energy, Inc. related to the refinancing was approximately $6.1 million which will be used by the Company for general corporate purposes.

     In September 1996, the Company renegotiated the project financing arrangements for its Roxboro and Southport facilities. The amended agreements resulted in an approximate $18.4 million increase in the amount of indebtedness outstanding and extended the final maturity date of the loan by 7 months. The Company's project subsidiary operating the Roxboro and Southport facilities transferred substantially all of the additional funds borrowed (net of transaction costs) to Cogentrix Energy, Inc., which utilized $5.5 million to make a capital contribution to the project subsidiary operating the Elizabethtown, Lumberton and Kenansville facilities in connection with the refinancing of its project debt in September 1996. The remainder of the proceeds will be used by the Company for general corporate purposes.

     Any projects the Company develops in the future, and those independent power projects it may seek to acquire, are likely to require substantial capital investment. The Company's ability to arrange financing on a substantially non-recourse basis and the cost of such capital are dependent on numerous factors. In order to access capital on a substantially non-recourse basis in the future, the Company may have to make larger equity investments in, or provide more financial support for, its project subsidiaries.

     The ability of the Company's project subsidiaries to declare and pay dividends and management fees periodically to Cogentrix Energy, Inc. is subject to certain limitations in their respective project credit documents. Such limitations generally require that: (i) project debt service payments be current, (ii) project debt service coverage ratios be met, (iii) all project debt service and other reserve accounts be funded at required levels, and (iv) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary.

     In September 1996, the Company paid a $4.8 million dividend to the common shareholders of the Company for the fiscal year ended June 30, 1996. The Board of Directors has adopted a policy, which is subject to change at any time, of maintaining a dividend payout ratio of no more than 20% of the Company's net income for the immediately preceding fiscal year. Under the terms of the Indenture for the Senior Notes, the Company's ability to pay dividends and make other distributions to its shareholders is restricted.

IMPACT OF ENERGY PRICE CHANGES, INTEREST RATES AND INFLATION

     Energy prices are influenced by changes in supply and demand, as well as economic conditions, and generally tend to fluctuate significantly. Through various hedging mechanisms, the Company has attempted to mitigate the impact of such changes on the results of operations of most of its projects. The basic hedging mechanism against increased fuel and transportation costs is to provide contractually for matching increases in the energy payments the Company's project subsidiaries receive from the utility purchasing the electricity generated by the facility.

     Under the power sales agreements for two of the Company's recently developed facilities, energy payments are indexed, subject to certain caps, to reflect the purchasing utility's solid fuel cost of producing electricity. The Company's other power sales agreements provide periodic, scheduled increases in energy prices that are designed to match periodic, scheduled increases in fuel and transportation costs that are included in the fuel supply and transportation contracts for the facilities.

     Changes in interest rates could have a significant impact on the Company. Interest rate changes affect the cost of capital needed to construct projects, as well as interest expense of existing project financing debt. As with fuel price escalation risk, the Company has substantially hedged against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps. As of September 30, 1996, approximately 85.2% of the Company's project financing debt was hedged, of which 28.5% was hedged with interest rate caps which were above the prevailing market rate at September 30, 1996 and therefore subject to interest rate volatility.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Under the recently amended terms of the power sales agreements for the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport Facilities, the purchasing utility, CP&L, has exercised its right of economic dispatch resulting in significantly reduced fuel requirements at each of these facilities. Coal is supplied to the Elizabethtown, Lumberton and Kenansville Facilities (collectively, the "ELK Facilities") by James River Coal Sales, Inc. ("James River") and its affiliate, Bell County Coal Corporation. The coal sales agreement for the ELK Facilities provides that the Company's subsidiary operating the ELK Facilities will purchase, and James River will provide, all of such subsidiary's coal requirements through the end of the contract term.
In November 1996, James River and its affiliate instituted an action against the Company claiming breach of contract and fraud in the inducement based on the reduction in fuel requirements at the ELK Facilities as a consequence of the recent amendments to the power sales agreements. James River and its affiliate seek specific performance and, in the alternative, an unspecified amount of damages. The lawsuit is pending in the United States District Court for the Eastern District of Kentucky. The coal sales agreement for the ELK Facilities contains an arbitration provision requiring disputes to be submitted to arbitration in North Carolina, which the Company intends to seek to enforce with respect to these claims.

     In October 1996, Coastal Sales, Inc. ("Coastal"), the coal supplier to the Company's Southport facility under a similar requirements contract, initiated an arbitration proceeding against the Company through the American Arbitration Association in Charlotte, North Carolina. The notice of arbitration alleges breach of contract based on the reduction in fuel requirements at the Southport facility as a consequence of the recent amendment to the power sales agreement. Coastal is seeking an unspecified amount of damages.

     Management believes that in some instances there is no basis for these claims and as to the others the Company has meritorious defenses. The Company intends to defend the lawsuit and arbitration proceeding vigorously. In the opinion of management, the ultimate outcome of the litigation, or any arbitration proceeding relating to these claims, will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


 Exhibit No.                  Description of Exhibit
 -----------  -----------------------------------------------------------------
   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.


         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               COGENTRIX ENERGY, INC.
                                               (Registrant)




November 14, 1996                 /s/   BRUCE C. MCMILLEN
                                  ------------------------------
                                  Bruce C. McMillen
                                  Group Senior Vice President,
                                  Chief Financial Officer
                                  (Principal Financial Officer)



November 14, 1996                 /s/   THOMAS F. SCHWARTZ
                                  ------------------------------
                                  Thomas F. Schwartz
                                  Vice President - Finance
                                  Treasurer
                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX




 Exhibit No.                 Description of Exhibit
 -----------  -----------------------------------------------------------------

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.