Form 10-Q
period 1996-12-31
COGENTRIX ENERGY INC
filed 1997-02-14
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



On February 14, 1997, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                                                                                PAGE NO.
                                                                                --------
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

           Consolidated Balance Sheets at December 31, 1996 (Unaudited)
             and June 30, 1996                                                     3

           Consolidated Statements of Operations for the Three Months and Six
             Months Ended December 31, 1996 and 1995 (Unaudited)                   4

           Consolidated Statements of Cash Flows for the Six Months
             Ended December 31, 1996 and 1995 (Unaudited)                          5

           Notes to Consolidated Condensed Financial Statements (Unaudited)        6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              9

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings                                                        15

Item 6.  Exhibits and Reports on Form 8-K                                         16

Signature                                                                         18


                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                       December 31, 1996 and June 30, 1996
                             (dollars in thousands)

                                                                              December        June
                                                                              31, 1996      30, 1996
                                                                              --------      --------
                                                                             (Unaudited)    (Audited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 89,188      $ 33,351
  Restricted cash                                                               29,274        42,203
  Accounts receivable                                                           53,218        57,331
  Inventories                                                                   18,764        19,086
  Other current assets                                                           1,257         2,883
                                                                              --------      --------
    Total current assets                                                       191,701       154,854

PROPERTY, PLANT AND EQUIPMENT,
  Net of accumulated depreciation: $172,455 and $156,215, respectively         531,781       604,491

LAND AND IMPROVEMENTS                                                            2,424         2,424

DEFERRED FINANCING, START-UP AND
  ORGANIZATION COSTS,
    Net of accumulated amortization: $20,531 and $19,653, respectively          24,483        25,105

RESTRICTED MARKETABLE SECURITIES                                                63,695        63,695

NATURAL GAS RESERVES                                                             3,215         3,611

INVESTMENTS IN AFFILIATES                                                       33,489        56,028

OTHER ASSETS                                                                    15,153        11,433
                                                                              --------      --------
                                                                              $865,941      $921,641
                                                                              ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                           $ 59,115      $ 48,416
  Accounts payable                                                              23,245        21,453
  Accrued interest payable                                                       4,409         4,063
  Accrued dividends payable                                                          0         4,759
  Other accrued liabilities                                                     11,132        13,209
                                                                              --------      --------
    Total current liabilities                                                   97,901        91,900

LONG-TERM DEBT                                                                 664,284       670,900

DEFERRED INCOME TAXES                                                           22,779        46,971

MINORITY INTEREST IN JOINT VENTURE                                              13,196        22,044

OTHER LONG-TERM LIABILITIES                                                     17,150         6,816
                                                                              --------      --------
                                                                               815,310       838,631
                                                                              --------      --------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                                          130           130
  Accumulated earnings                                                          50,501        82,880
                                                                              --------      --------
                                                                                50,631        83,010
                                                                              --------      --------
                                                                              $865,941      $921,641
                                                                              ========      ========


      The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

      For the Three Months and Six Months Ended December 31, 1996 and 1995

          (dollars in thousands, except for earnings per common share)



                                                                            Three Months Ended                Six Months Ended
                                                                                December 31,                     December 31,
                                                                         -------------------------       -------------------------
                                                                            1996            1995            1996            1995
                                                                         ---------       ---------       ---------       ---------
OPERATING REVENUE:
  Electric                                                                $ 72,516        $ 84,717        $162,909        $178,687
  Steam                                                                      6,652           6,497          13,284          12,000
  Other                                                                      2,511           5,773           4,608          11,873
                                                                          --------        --------        --------        --------
                                                                            81,679          96,987         180,801         202,560
                                                                          --------        --------        --------        --------

OPERATING EXPENSES:
  Fuel expense                                                              28,372          40,383          71,350          84,917
  Operations and maintenance                                                17,573          18,210          36,998          37,326
  General, administrative and development expenses                           8,032           7,733          16,017          14,755
  Depreciation and amortization                                              9,417           9,639          18,702          18,997
  Loss on impairment and cost of removal of cogeneration facilities         65,628               0          65,628               0
                                                                          --------        --------        --------        --------
                                                                           129,022          75,965         208,695         155,995
                                                                          --------        --------        --------        --------

OPERATING INCOME (LOSS)                                                    (47,343)         21,022         (27,894)         46,565

OTHER INCOME (EXPENSE):
  Interest expense                                                         (14,066)        (14,768)        (28,144)        (29,548)
  Investment and other income                                                2,375           2,105           4,486           4,265
  Gain on sale of investment in Bolivian Power                               3,243               0           3,243               0
  Equity in net income (loss) of affiliates                                   (429)            107            (648)             91
                                                                          --------        --------        --------        --------

INCOME (LOSS) BEFORE MINORITY INTEREST IN
  INCOME OF JOINT VENTURE, INCOME TAXES AND
  EXTRAORDINARY LOSS                                                       (56,220)          8,466         (48,957)         21,373

MINORITY INTEREST IN INCOME OF JOINT VENTURE                                (1,137)             58          (1,614)           (742)
                                                                          --------        --------        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                                       (57,357)          8,524         (50,571)         20,631

BENEFIT (PROVISION) FOR INCOME TAXES                                        21,707          (3,515)         18,895          (8,339)
                                                                          --------        --------        --------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                    (35,650)          5,009         (31,676)         12,292

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, NET OF INCOME TAX BENEFIT OF $470                                     0               0            (703)              0
                                                                          --------        --------        --------        --------

NET INCOME (LOSS)                                                         ($35,650)       $  5,009        ($32,379)       $ 12,292
                                                                          ========        ========        ========        ========
EARNINGS (LOSS) PER COMMON SHARE                                          ($126.42)       $  17.76        ($114.81)       $  43.59
                                                                          ========        ========        ========        ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 282,000         282,000         282,000         282,000
                                                                          ========        ========        ========        ========


      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

               For the Six Months Ended December 31, 1996 and 1995

                             (dollars in thousands)

                                                                                       Six Months Ended
                                                                                          December 31,
                                                                                    -----------------------
                                                                                      1996           1995
                                                                                    --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                 ($32,379)      $ 12,292

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                     18,702         18,997
    Loss on impairment and cost of removal of cogeneration facilities                 65,628              0
    Deferred income taxes                                                            (24,192)         5,533
    Extraordinary loss on early extinguishment of debt                                 1,173              0
    Gain on sale of investment in Bolivian Power                                      (3,243)             0
    Minority interest in income of joint venture, net of dividends                    (8,848)          (323)
    Equity in net income (loss) of affiliates, net of dividends                          936            181
    Decrease in accounts receivable                                                    4,113          5,490
    Decrease in inventories                                                              718            665
    Increase (decrease) in accounts payable                                            1,792         (4,993)
    Decrease in accrued liabilities                                                   (1,731)        (2,071)
    Decrease (increase) in other                                                        (550)         1,461
                                                                                    --------       --------
  Net cash flows provided by operating activities                                     22,119         37,232
                                                                                    --------       --------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Property, plant and equipment additions                                             (837)          (848)
    Increase in marketable securities                                                      0        (12,836)
    Investments in affiliates                                                           (750)        (1,125)
    Proceeds from sale of investment in Bolivian Power, net                           25,504              0
    Decrease (increase) in restricted cash                                            12,929           (752)
                                                                                    --------       --------

  Net cash flows provided by (used in) investing activities                           36,846        (15,561)
                                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of debt                                                    67,750             63
    Repayments of debt                                                               (63,535)       (22,344)
    Increase in deferred financing costs                                              (2,584)             0
    Common stock dividends paid                                                       (4,759)        (4,235)
                                                                                    --------       --------

  Net cash flows used in financing activities                                         (3,128)       (26,516)
                                                                                    --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  55,837         (4,845)

CASH AND CASH EQUIVALENTS, beginning of period                                        33,351         34,073
                                                                                    --------       --------

CASH AND CASH EQUIVALENTS, end of period                                            $ 89,188       $ 29,228
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

         Information presented as of December 31, 1996 and for the three months and six months ended December 31, 1996 and 1995 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 1996, the results of operations for the three months and six months ended December 31, 1996 and 1995, and cash flows for the six months ended December 31, 1996 and 1995. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

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

2.       JAMES RIVER REFINANCING

         In July 1996, James River Cogeneration Company ("James River"), a joint venture owned 50% by the Company, which owns a cogeneration facility in Hopewell, Virginia (the "Hopewell facility"), renegotiated the Hopewell facility's project financing arrangements. The amended agreements resulted in a $13 million increase in the amount of James River's outstanding debt and extended the final maturity date of the loan by 21 months. The amended project debt accrues interest at an annual rate equal to the applicable LIBOR as chosen by the Company, plus .875% per annum through July 1999 and 1.125% thereafter. Principal is payable quarterly with interest payable the earlier of the maturity of the applicable LIBOR term or quarterly through June 2002. James River transferred substantially all of the additional funds borrowed (net of transaction costs) to its partners. The distribution received by Cogentrix Energy, Inc. related to the refinancing was approximately $6.1 million.

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

         The project debt on the Elizabethtown, Lumberton and Kenansville facilities, which consisted of a senior loan with a syndicate of banks and a subordinated credit facility with a financial institution, was refinanced with the proceeds of a $39 million senior credit facility and a $5.5 million capital contribution by Cogentrix Energy, Inc. The senior credit facility accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .875% through September 1997 and 1% thereafter. Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through September 2000. The senior credit facility also provides for a $3.3 million letter of credit to secure the project's obligations to pay debt service. An extraordinary loss of $1.2 million related to the write-off of unamortized deferred financing costs from the original senior loan and subordinated credit facility is shown net of an income tax benefit of $470,000 in the accompanying consolidated statements of operations for the six months ended December 31, 1996.

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

4.       LOSS ON IMPAIRMENT AND COST OF REMOVAL OF COGENERATION FACILITIES

         During the second quarter of fiscal year 1997, the Company undertook an analysis of the post-contract operating environment for all of its operating facilities in light of the dramatic market changes that are taking place in the power generation industry. The analysis included assumptions regarding future levels of operations, operating costs and market prices for equivalent generation available from other sources. As a part of this analysis, in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company assessed whether any impairment of the Company's facilities had occurred. This assessment included comparing the projected future cash flows to be provided by these assets to the net book value of such assets. Based on this assessment, the Company determined that an impairment loss had occurred on the Elizabethtown, Lumberton, Kenansville and Ringgold facilities. This loss on impairment of cogeneration facilities of $57.3 million, which was recorded in the second quarter of fiscal 1997, represents the excess of the net book value of these cogeneration facilities over their current fair value, determined by discounting to present value, projected future cash flows to be provided by such assets. The Company believes that its projections of future cash flows are based upon reasonable assumptions about the future performance of these assets. Because of the risks and uncertainties associated with any projections, there can be no assurances, however, that actual events will be consistent with the assumptions made, and future cash flows may be greater or less than those projected. The analysis also resulted in the recognition of an $8.3 million liability related to the Company's estimated cost of removal obligations under the land leases for the Elizabethtown, Lumberton and Kenansville facilities. The total impairment loss and cost of removal amounting to $65.6 million has been reflected in the accompanying statements of operations for the three and six months ended December 31, 1996. Also in connection with the overall assessment of the post-contract operating environment for its cogeneration facilities, the Company concluded that, effective January 1, 1997, the Lumberton, Elizabethtown, Kenansville, Roxboro and Southport facilities will be depreciated over the remaining term of these facilities' power purchase agreements.

5.       SALE OF INVESTMENT IN BOLIVIAN POWER

         In December 1996, the Company sold its investment in Bolivian Power Company Limited ("Bolivian Power") pursuant to a cash tender offer made for all of the outstanding common stock of Bolivian Power at a price of $43 per share. The Company received proceeds from the sale of $25.5 million, net of transaction costs, which included payments made to certain unaffiliated individuals who performed development activities for Bolivian Power. The resulting book gain of $3.2 million is reflected in the accompanying statements of operations for the quarter ended December 31, 1996.

6.       PENDING CLAIMS AND LITIGATION

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

         The information called for by this item is hereby incorporated herein by reference to pages 3 through 8 of this report.

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

         As of December 31, 1996, Cogentrix Energy, Inc. owned, through its subsidiaries, eleven operating facilities in the United States with an aggregate installed capacity of approximately 1,120 megawatts ("MW"). Two of the eleven facilities are owned 50% by the Company and 50% by other independent power producers.

         Effective in September 1996, the Company amended the power sales agreements with Carolina Power & Light Company ("CP&L") on the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities. Under the amended terms, the power sales agreements are dispatchable contracts which provide the utility the ability to suspend or reduce purchases of energy from the facilities if CP&L determines it can operate its system for a designated period more economically. The amended power sales agreements are structured so that the Company will continue to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service, fixed operating costs and constitute a substantial portion of the profit component of the power sales agreements. Energy payments, which will be reduced or eliminated as a result of economic dispatch, primarily cover variable operating and maintenance costs as well as coal and rail transportation costs. The impact of the amendments to these power sales agreements will be a significant reduction in the Company's electric revenues, which will be offset by reduced fuel costs and operations and maintenance expense at these facilities in future years. In addition to providing CP&L additional dispatch rights, the amendments eliminated the purchase options for the Roxboro and Southport facilities which CP&L had given notice they were going to exercise.

         Unusual weather conditions, reduced demand for steam by a facility's steam host and the needs of each facility to perform routine or unanticipated facility maintenance involving planned or forced turbine outages may have an effect on interim financial results. In addition, power sales agreements at seven of the Company's facilities permit the utility customer to significantly dispatch the related plant (i.e., direct the plant to deliver a reduced amount of electrical output). However, even when dispatched, such facilities' capacity payments, which are structured to cover fixed operating costs and debt service and constitute a substantial portion of the profits of these facilities, are not reduced.

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

         All of the Company's operating facilities are wholly-owned by the Company except for the Hopewell and Birchwood cogeneration facilities, in which the Company has a 50% ownership interest. The Company's consolidated condensed financial statements include the accounts of the Hopewell facility as the Company has effective control of the facility through majority representation on the board of directors of the managing general partner. The "minority interest in income of joint venture" on the Company's consolidated statements of operations for the three months and six months ended December 31, 1996 and 1995 reflects the Company's joint venture partner's interest in the net income of the Hopewell facility. The Company accounts for its investment in the Birchwood facility using the equity method.

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED
DECEMBER 31, 1996 AND 1995

                                         THREE MONTHS ENDED DECEMBER 31,                      SIX MONTHS ENDED DECEMBER 31,
                                   -------------------------------------------      -----------------------------------------------
                                           1996                    1995                      1996                      1995
                                   --------------------    --------------------     ---------------------     ---------------------
                                                           (dollars in thousands, unaudited)

Total operating revenues           $ 81,679        100%       $96,987      100%      $ 180,801        100%       $202,560      100%
Operating costs                      45,945         56         58,593       60         108,348         60         122,243       60
General, administrative and
development                           8,032         10          7,733        8          16,017          9          14,755        7
Depreciation and amortization         9,417         12          9,639       10          18,702         10          18,997       10
Loss on impairment and cost
of removal of cogeneration
facilities                           65,628         80              0        0          65,628         36               0        0
                                   --------       ----        -------      ---       ---------       ----        --------      ---

Operating income (loss)            $(47,343)       (58)%      $21,022       22%      $ (27,894)       (15)%      $ 46,565       23%
                                   ========       ====        =======      ===       =========       ====        ========      ===

         Total operating revenues decreased 15.8% to $81.7 million for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. This decrease was primarily attributable to the significant decreases in electric revenues associated with the amendment of the Company's power sales agreements with CP&L on the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities. The decrease in operating revenues is also attributable to the $5 million fee earned by the Company in the second quarter of fiscal 1996 related to the pre-construction development phase of an electric generation facility for the Public Utility District No. 1 of Clark County, Washington ("Clark"). The decrease in operating revenues was partially offset by increases in electric revenues at the Hopewell, Portsmouth and Richmond facilities, due to an increase in megawatt hours delivered to the purchasing utility during the second quarter of fiscal 1997 as compared to the same period of fiscal 1996, as well as escalation/inflation adjustment provisions in certain power sales agreements.

         The Company's operating revenues for the first six months of fiscal 1997, which decreased 10.7% to $180.8 million as compared to $202.6 million for the first six months of fiscal 1996, were largely influenced by the same factors as discussed above: the significant decrease in megawatt hours sold to CP&L and the development fee related to the Clark facility. The decrease in operating revenues for the six months of fiscal 1997 also related to a payment received by the Company upon the execution in July 1995 of the joint development agreement with China Light & Power Company Limited ("CLP") related to the development of the Company's India project. These decreases in revenues for the first six months of fiscal 1997 were partially offset by an increase in electric revenues associated with an increase in megawatt hours sold at the Portsmouth and Richmond Facilities, as well as escalation/inflation adjustment provisions in certain power sales agreements.

         Operating costs decreased 21.6% to $45.9 million for the second quarter of fiscal 1997 as compared to the same period of fiscal 1996. This decrease related primarily to the significant decrease in fuel expense at the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities associated with the amendment of their power sales agreements with CP&L. The decrease in operating costs in the second quarter of fiscal 1997 also related to decreases in maintenance costs at the Portsmouth and Hopewell facilities, at which facilities the Company performed routine maintenance during the second quarter of fiscal 1996. These decreases in operating costs were partially offset by costs incurred by the Richmond and Rocky Mount Facilities related to routine maintenance performed during the second quarter of fiscal 1997, increases in fuel expense at the Portsmouth and Richmond Facilities associated with an increase in megawatt hours sold, as well as an increase in operating costs incurred by ReUse Technology, Inc. ("ReUse") related to third party agreements. The Company's operating costs for the first six months of fiscal 1997, which decreased 11.4% to $108.4 million as compared to $122.2 million for the first six months of fiscal 1996, were largely influenced by the same factors: a reduction of fuel expense associated with the amendments to the CP&L contracts, reductions in routine maintenance costs incurred at the Hopewell and Portsmouth Facilities, an increase in routine maintenance costs incurred at the Rocky Mount and Richmond Facilities, increases in fuel expense at the Portsmouth and Richmond Facilities associated with an increase in megawatt hours sold and an increase in operating costs incurred by ReUse related to third party agreements.

         General, administrative and development expenses increased 3.9% to $8.0 million for the second quarter of fiscal 1997 and 8.6% to $16.0 million for the six months ended December 31, 1996 as compared to the corresponding periods of fiscal 1996. These increases relate primarily to a general increase in payroll, due to an increase in performance bonuses paid during the first quarter of fiscal 1997. The increase in general, administrative and development expenses also relates to an increase in expenses incurred related to the Company's international development efforts. These increases were partially offset by a reduction in development expenses incurred on a project the Company is developing in Idaho.

         During the second quarter of fiscal year 1997, the Company undertook an analysis of the post-contract operating environment for all of its operating facilities in light of the dramatic market changes that are taking place in the power generation industry. The analysis included assumptions regarding future levels of operations, operating costs and market prices for equivalent generation available from other sources. As a part of this analysis, in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company assessed whether any impairment of the Company's facilities had occurred. This assessment included comparing the projected future cash flows to be provided by these assets to the net book value of such assets. Based on this assessment, the Company determined that an impairment loss had occurred on the Elizabethtown, Lumberton, Kenansville and Ringgold facilities. This loss on impairment of cogeneration facilities of $57.3 million, which was recorded in the second quarter of fiscal 1997, represents the excess of the net book value of these cogeneration facilities over their current fair value, determined by discounting to present value, projected future cash flows to be provided by such assets. The Company believes that its projections of future cash flows are based upon reasonable assumptions about the future performance of these assets. Because of the risks and uncertainties associated with any projections, there can be no assurances, however, that actual events will be consistent with the assumptions made, and future cash flows may be greater or less than those projected. The analysis also resulted in the recognition of an $8.3 million liability related to the Company's estimated cost of removal obligations under the land leases for the Elizabethtown, Lumberton and Kenansville facilities. The total impairment loss and cost of removal amounting to $65.6 million has been reflected in the accompanying statements of operations for the three and six months ended December 31, 1996. Also in connection with the overall assessment of the post-contract operating environment for its cogeneration facilities, the Company concluded that, effective January 1, 1997, the Lumberton, Elizabethtown, Kenansville, Roxboro and Southport facilities will be depreciated over the remaining term of these facilities' power purchase agreements.

         In December 1996, the Company sold its investment in Bolivian Power Company Limited ("Bolivian Power") to NRG Generating Holdings (No. 9) B.V., a wholly owned subsidiary of NRG Energy, Inc. ("Holdings"), pursuant to a cash tender offer which Holdings made for all of the outstanding common stock of Bolivian Power at a price of $43 per share. The Company recognized a $3.2 million gain on the sale of its investment in Bolivian Power, net of transaction costs, which included payments made to certain unaffiliated individuals who performed development activities for Bolivian Power.

         The Company's long-term debt averaged $719 million with a weighted average interest rate of 7.8% for the six months ended December 31, 1996 as compared with an average of $751 million with a weighted average interest rate of 7.9% in the corresponding period of fiscal 1996. The decrease in weighted average debt outstanding, which relates to the scheduled maturities of the Company's project finance debt, was partially offset by an increase in project debt outstanding at the Hopewell facility and Roxboro and Southport facilities related to refinancings completed during the first six months of fiscal 1997.

         The decrease in equity in net income (loss) of affiliates during the second quarter and the first six months of fiscal 1997 as compared to the corresponding periods of fiscal 1996 relates primarily to a reduction in the equity in net income of the Company's investment in Bolivian Power and the Company's equity in the net loss of the Texas greenhouse project, which commenced commercial operations during the first six months of fiscal 1997. See "Liquidity and Capital Resources" for further discussion of the Texas greenhouse project.

         The increase in minority interest in income of joint venture for the first half of fiscal 1997 as compared to fiscal 1996 relates to the increased net income of the Hopewell facility during the first half of fiscal 1997 as a result of a reduction in maintenance costs incurred in fiscal 1997 as compared to fiscal 1996.

         The benefit for income taxes for the first six months of fiscal 1997 represents an effective rate of 37.4% of income before benefit for income taxes as compared to an effective rate of 40.4% of income before income taxes for the first six months of fiscal 1996. This decrease in the effective tax rate in fiscal 1997 relates to the reduced recognition of current year losses for state income tax purposes.

         The extraordinary loss on early extinguishment of debt in the first six months of fiscal 1997 relates to the write-off of the deferred financing costs on the Elizabethtown, Lumberton and Kenansville facilities' original project debt, which was refinanced in September 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The principal components of operating cash flow for the six months ended December 31, 1996 were generated by a net loss of $32.4 million, increases due to adjustments for depreciation and amortization of $18.7 million, loss on impairment and cost of removal of cogeneration facilities of $65.6 million, extraordinary loss on early extinguishment of debt of $1.2 million, distributions from and equity in net loss of unconsolidated affiliates of $0.9 million and a net $4.3 million source of cash reflecting changes in other working capital assets and liabilities, which were partially offset by deferred taxes of $24.2 million, gain on sale of investment in Bolivian Power of $3.2 million and minority interest in income of joint venture, net of dividends of $8.8 million. Cash flow provided by operating activities of $22.1 million, net proceeds from the sale of investment in Bolivian Power of $25.5 million, proceeds from project finance borrowings of $67.8 million and $13.0 million of cash escrows released were primarily used to purchase equipment of $0.8 million, to make investments in affiliates of $0.8 million, to repay project finance borrowings of $63.5 million, to pay deferred financing costs of $2.6 million and to pay common stock dividends of $4.8 million.

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

         In December 1994, the Company acquired a 50% interest in Birchwood Power Partners, L.P. ("Birchwood Power"), a partnership formed to own a 220 megawatt coal-fired cogeneration facility (the "Birchwood facility") in King George County, Virginia, from two indirect wholly-owned subsidiaries of The Southern Company. The Birchwood facility, which commenced commercial operations in November 1996, sells electricity to Virginia Electric and Power Company and provides thermal energy to a 36-acre greenhouse under long-term contracts. The purchase price of the 50% interest in Birchwood Power was approximately $29.5 million and was funded with a portion of the net proceeds of the sale of $100 million of the Company's Senior Notes due 2004 (the "Senior Notes"). The Company has also committed to provide an equity contribution to Birchwood Power of approximately $43.7 million, which is anticipated to be funded in March 1997. This equity commitment is supported by a letter of credit of equal amount, provided by a bank, which is collateralized by a pledge of marketable securities.

         In December 1994, the Company executed an engineering, procurement and construction agreement (the "Construction Agreement") with Clark. Under this Construction Agreement, the Company is currently engineering, procuring equipment for and constructing a 248 megawatt combined-cycle, gas-fired electric generation facility (the "Clark facility"). In October 1995, the Company delivered to Clark a $20 million letter of credit, provided by a bank, which is collateralized by a pledge of marketable securities. This letter of credit will support the Company's contingent obligations under certain performance guarantees and late construction completion payments under the Construction Agreement. The Company is also obligated to pay 50% of costs and expenses, if any, incurred in constructing the facility in excess of the contract amount. Pursuant to the Construction Agreement, the contract amount of $117 million may be adjusted as a result of a force majeure event, scope change, certain delays in schedule or change in law. The Company will earn a construction fee of $5 million upon completion of the Clark facility. The Company will also share in 50% of the amount, if any, equal to the excess of the contract amount over the costs and expenses in constructing the Clark facility. Cogentrix of Vancouver, Inc. ("CVC"), an indirect wholly-owned subsidiary of Cogentrix Energy, Inc., performed the development and preliminary engineering on the Clark facility and received a development fee of $5 million in October 1995. The Company anticipates that construction on the Clark facility will be completed in late calendar 1997. Upon commencing commercial operations, CVC will operate and maintain the Clark facility pursuant to a two-year operations and maintenance agreement.

         In July 1995, the Company executed a joint development agreement with a subsidiary of CLP (the "Joint Venture") which provides for the Company and CLP to co-develop a 1,000 megawatt coal-fired facility in India and to share equally in the direct development expenses related to the project. Additionally, the Company is currently seeking other international partners for the purpose of making equity investments in the project. The Company currently anticipates requiring funds, in addition to amounts payable by CLP to the Company at financial closing of the project, in an amount ranging from $50 to $80 million for the purpose of making its equity investment in the India project. The Company expects to fund this equity commitment from corporate cash balances.

         In February 1996, the Company formed the Village Farms of Texas, Limited Partnership (the "Texas Partnership") with wholly-owned subsidiaries of Agro Power Development, Inc., for the purpose of developing, constructing and operating a 41-acre venlo-style greenhouse (the "Greenhouse facility") located in Fort Davis, Texas, which produces tomatoes. In February 1996, the Texas Partnership obtained construction financing and a working capital facility aggregating $21.1 million from a group of banks (the "Banks"). In addition, the Company, which holds a 50% interest in the Texas Partnership, made a contribution to the Texas Partnership of $4.6 million which, together with the funds provided by the Banks (the "Construction Funds"), were used to construct the Greenhouse facility. In connection with the construction of the Greenhouse facility, which commenced in February 1996, the Company has entered into a guaranty agreement with the Banks which obligates the Company to make an additional capital contribution to the Texas Partnership in the event the construction costs related to the Greenhouse facility exceed the amount of the Construction Funds. The maximum capital contribution the Company is obligated to make under this guaranty agreement is $5 million. The Greenhouse facility, which was constructed in two phases, commenced sales of tomatoes in November 1996. The Company anticipates that the Texas Partnership will declare construction completion in March 1997.

         In July 1996, the Company renegotiated the project financing arrangements for its Hopewell facility, in which it owns a 50% interest. The amended agreements resulted in a $13 million increase in the amount of indebtedness of James River outstanding and extended the final maturity date of the loan by 21 months. James River transferred substantially all of the additional funds borrowed (net of transaction costs) to its partners. The distribution received by Cogentrix Energy, Inc. related to the refinancing was approximately $6.1 million.

         In September 1996, the Company renegotiated the project financing arrangements for its Roxboro and Southport facilities. The amended agreements resulted in an approximate $18.4 million increase in the amount of indebtedness outstanding and extended the final maturity date of the loan by 7 months. The Company's project subsidiary operating the Roxboro and Southport facilities transferred substantially all of the additional funds borrowed (net of transaction costs) to Cogentrix Energy, Inc., which utilized $5.5 million to make a capital contribution to the project subsidiary operating the Elizabethtown, Lumberton and Kenansville facilities in connection with the refinancing of its project debt in September 1996. The remainder of the proceeds were distributed to Cogentrix Energy, Inc.

         In December 1996, the Company sold its investment in Bolivian Power pursuant to a cash tender offer received for all of the outstanding common stock of Bolivian Power at a price of $43 per share. The Company received proceeds of $25.4 million from the sale of its investment in Bolivian Power, net of transaction costs which included payments made to certain unaffiliated individuals who performed development activities for Bolivian Power. See "Results of Operations" for the financial reporting impact of the sale of the investment in Bolivian Power.

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

         Changes in interest rates could have a significant impact on the Company. Interest rate changes affect the cost of capital needed to construct projects, as well as interest expense of existing project financing debt. As with fuel price escalation risk, the Company has substantially hedged against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps. As of December 31, 1996, approximately 84.8% of the Company's project financing debt was hedged, of which 20.1% was hedged with interest rate caps which were above the prevailing market rate at December 31, 1996 and therefore subject to interest rate volatility.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Under the recently amended terms of the power sales agreements for the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport Facilities, the purchasing utility, CP&L, has exercised its right of economic dispatch resulting in significantly reduced fuel requirements at each of these facilities. Coal is supplied to the Elizabethtown, Lumberton and Kenansville Facilities (collectively, the "ELK Facilities") by James River Coal Sales, Inc. ("James River Coal") and its affiliate, Bell County Coal Corporation. The coal sales agreement for the ELK Facilities provides that the Company's subsidiary operating the ELK Facilities will purchase, and James River Coal will provide, all of such subsidiary's coal requirements through the end of the contract term. In November 1996, James River Coal and its affiliate instituted an action against Cogentrix Eastern Carolina Corporation ("CECC"), an indirect wholly-owned subsidiary of Cogentrix Energy, Inc., claiming breach of contract and fraud in the inducement based on the reduction in fuel requirements at the ELK Facilities as a consequence of the recent amendments to the power sales agreements. James River Coal and its affiliate seek specific performance and, in the alternative, an unspecified amount of damages. The lawsuit is pending in the United States District Court for the Eastern District of Kentucky. The coal sales agreement for the ELK Facilities contains an arbitration provision requiring disputes to be submitted to arbitration in North Carolina, which CECC intends to seek to enforce with respect to these claims. Motions to dismiss the Kentucky suit have been filed, briefed and are pending oral argument before the court.

         In October 1996, Coastal Sales, Inc. ("Coastal"), the coal supplier to the Southport facility under a similar requirements contract, initiated an arbitration proceeding against Cogentrix of North Carolina, Inc., an indirect wholly-owned subsidiary of Cogentrix Energy, Inc., through the American Arbitration Association in Charlotte, North Carolina. The notice of arbitration alleges breach of contract based on the reduction in fuel requirements at the Southport facility as a consequence of the recent amendment to the power sales agreement. Coastal is seeking an unspecified amount of damages. The arbitration panel has been selected, and the proceedings are expected to commence in the near future.

         Management believes that in some instances there is no basis for these claims, and, as to the others, there are meritorious defenses. The Company intends to defend the lawsuit and arbitration proceeding vigorously. In the opinion of management, the ultimate outcome of the litigation, or any arbitration proceeding relating to these claims, will not have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.                  Description of Exhibit
              -----------                  ----------------------

                  10.1 Loan and Reimbursement Agreement, dated as of May 18, 1994, among Birchwood Power Partners, L.P., the Banks party thereto, John Hancock Mutual Life Insurance Company, Allstate Insurance Company, New York Life Insurance Company and the other Institutions party thereto, Banque Paribas, New York Branch, Barclays Bank PLC, Credit Suisse, Union Bank of California, as Co-Agents for the Banks and Credit Suisse, as Issuing Bank and as Administrative Agent for the Banks (Birchwood facility).

                  10.2 Security Deposit and Intercreditor Agreement, dated as of May 18, 1994, among Birchwood Power Partners, L.P., the Secured Parties named therein and Credit Suisse, as Security Agent (Birchwood facility).

                  10.3 First Amendment to Composite Amendment and Consent to Project Loan Agreement and Security Deposit Agreement, among Birchwood Power Partners, L.P. and the persons party to the Loan and Reimbursement Agreement, dated as of May 18, 1994, as amended, and the Security Deposit and Intercreditor Agreement, dated as of May 18, 1994, as amended (Birchwood facility).

                  10.4 Amended and Restated Stock Pledge Agreement, dated as of November 19, 1996, by and between Cogentrix/Birchwood Two, L.P., as Pledgor, and Birchwood Power Partners, L.P., as Lender (Birchwood facility).

                  10.5 Amended and Restated Facility Operations and Maintenance Agreement, dated as of May 18, 1994, between Southern Electric International, Inc. and Birchwood Power Partners, L.P. (Birchwood facility). (*)

                  10.6 Power Purchase and Operating Agreement, dated as of July 13, 1990, between SEI Birchwood, Inc. (assigned to and assumed by Birchwood Power Partners, L.P.) and Virginia Electric and Power Company, as amended (Birchwood facility).

                  10.7 Coal Supply Agreement, dated as of July 22, 1993, by and among Birchwood Power Partners, L.P., AgipCoal Holding USA, Inc. and AgipCoal Sales USA, Inc. (assigned to and assumed by Neweagle Coal Sales Corp. and Neweagle Industries, Inc.), Laurel Creek Co., Inc. and Rockspring Development, Inc. (Birchwood facility). (*)

                  10.7(a) First Amendment to Coal Supply Agreement, dated as of May 18, 1994, by and among Birchwood Power Partners, L.P., Laurel Creek Co., Inc., Rockspring Development, Inc., Neweagle Coal Sales Corp. and Neweagle Industries, Inc. (Birchwood facility).

              Exhibit No.                  Description of Exhibit
              -----------                  ----------------------

                  10.8 Coal Transportation Agreement, dated as of July 22, 1993, between Birchwood Power Partners, L.P. and ER&L-Birchwood, Inc. (Birchwood facility). (*)

                  10.8(a) First Amendment to Coal Transportation Agreement, dated as of April 28, 1994, between Birchwood Power Partners, L.P. and ER&L Birchwood, Inc. (Birchwood facility). (*)

                  10.9 Amendment No. 6 to Contract CSXT-C-03951, dated as of January 1, 1997, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount facility).

                  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

         (*) Portions of these exhibits have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

         (b)  Reports on Form 8-K

                  The Company filed a current Report on Form 8-K, dated November 14, 1996, with respect to the sale of its investment in Bolivian Power Company Limited to NRG Generating Holdings (No. 9) B.V., a wholly owned subsidiary of NRG Energy, Inc. ("Holdings"), pursuant to a cash tender offer by Holdings for all of the outstanding common stock of Bolivian Power Company Limited at a price of $43 per share.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COGENTRIX ENERGY, INC.
                                          (Registrant)



February 14, 1997                         /s/ Bruce C. McMillen
                                          ---------------------------------
                                          Bruce C. McMillen
                                          Group Senior Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)



February 14, 1997                         /s/ Thomas F. Schwartz
                                          ---------------------------------
                                          Thomas F. Schwartz
                                          Vice President - Finance
                                          Treasurer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX



      Exhibit No.                    Description of Exhibit
      -----------                    ----------------------

         10.1 Loan and Reimbursement Agreement, dated as of May 18, 1994, among Birchwood Power Partners, L.P., the Banks party thereto, John Hancock Mutual Life Insurance Company, Allstate Insurance Company, New York Life Insurance Company and the other Institutions party thereto, Banque Paribas, New York Branch, Barclays Bank PLC, Credit Suisse, Union Bank of California, as Co-Agents for the Banks and Credit Suisse, as Issuing Bank and as Administrative Agent for the Banks (Birchwood facility).

         10.2 Security Deposit and Intercreditor Agreement, dated as of May 18, 1994, among Birchwood Power Partners, L.P., the Secured Parties named therein and Credit Suisse, as Security Agent (Birchwood facility).

         10.3 First Amendment to Composite Amendment and Consent to Project Loan Agreement and Security Deposit Agreement, among Birchwood Power Partners, L.P. and the persons party to the Loan and Reimbursement Agreement, dated as of May 18, 1994, as amended, and the Security Deposit and Intercreditor Agreement, dated as of May 18, 1994, as amended (Birchwood facility).

         10.4 Amended and Restated Stock Pledge Agreement, dated as of November 19, 1996, by and between Cogentrix/Birchwood Two, L.P., as Pledgor, and Birchwood Power Partners, L.P., as Lender (Birchwood facility).

         10.5 Amended and Restated Facility Operations and Maintenance Agreement, dated as of May 18, 1994, between Southern Electric International, Inc. and Birchwood Power Partners, L.P. (Birchwood facility). (*)

         10.6 Power Purchase and Operating Agreement, dated as of July 13, 1990, between SEI Birchwood, Inc. (assigned to and assumed by Birchwood Power Partners, L.P.) and Virginia Electric and Power Company, as amended (Birchwood facility).

         10.7 Coal Supply Agreement, dated as of July 22, 1993, by and among Birchwood Power Partners, L.P., AgipCoal Holding USA, Inc. and AgipCoal Sales USA, Inc. (assigned to and assumed by Neweagle Coal Sales Corp. and Neweagle Industries, Inc.), Laurel Creek Co., Inc. and Rockspring Development, Inc. (Birchwood facility). (*)

         10.7(a) First Amendment to Coal Supply Agreement, dated as of May 18, 1994, by and among Birchwood Power Partners, L.P., Laurel Creek Co., Inc., Rockspring Development, Inc., Neweagle Coal Sales Corp. and Neweagle Industries, Inc. (Birchwood facility).

      Exhibit No.                    Description of Exhibit
      -----------                    ----------------------

         10.8 Coal Transportation Agreement, dated as of July 22, 1993, between Birchwood Power Partners, L.P. and ER&L-Birchwood, Inc. (Birchwood facility). (*)

         10.8(a) First Amendment to Coal Transportation Agreement, dated as of April 28, 1994, between Birchwood Power Partners, L.P. and ER&L Birchwood, Inc. (Birchwood facility). (*)

         10.9 Amendment No. 6 to Contract CSXT-C-03951, dated as of January 1, 1997, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount facility).

         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

         (*) Portions of these exhibits have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.