Form 10-Q
period 1997-03-31
COGENTRIX ENERGY INC
filed 1997-05-15
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                        Commission File Number: 33-74254

                             COGENTRIX ENERGY, INC.
             (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                                  56-1853081
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)


9405 ARROWPOINT BOULEVARD, CHARLOTTE, NORTH CAROLINA        28273-8110
     (Address of principal executive offices)               (Zip code)

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



On May 15, 1997, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                                                                                PAGE NO.
                                                                                --------

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at March 31, 1997 (Unaudited)
            and June 30, 1996                                                       3

         Consolidated Statements of Operations for the Three Months and Nine
            Months Ended March 31, 1997 and 1996 (Unaudited)                        4

         Consolidated Statements of Cash Flows for the Nine Months
            Ended March 31, 1997 and 1996 (Unaudited)                               5

         Notes to Consolidated Condensed Financial Statements (Unaudited)           6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                         15

Item 5.  Other Information                                                         15

Item 6.  Exhibits and Reports on Form 8-K                                          16

Signature                                                                          17

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1997 AND JUNE 30, 1996
                             (dollars in thousands)

                                                                                 MARCH           JUNE
                                                                                31, 1997       30, 1996
                                                                                ========       ========
                                                                              (Unaudited)      (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                    $ 92,467       $ 33,351
  Restricted cash                                                                26,506         42,203
  Accounts receivable                                                            59,921         57,331
  Inventories                                                                    18,086         19,086
  Other current assets                                                            1,790          2,883
                                                                               --------       --------
    Total current assets                                                        198,770        154,854

PROPERTY, PLANT AND EQUIPMENT,
  Net of accumulated depreciation: $181,778 and $156,215, respectively          523,922        604,491

LAND AND IMPROVEMENTS                                                             2,424          2,424

DEFERRED FINANCING, START-UP AND ORGANIZATION COSTS,
    Net of accumulated amortization: $21,743 and $19,653, respectively           23,399         25,105

RESTRICTED INVESTMENTS                                                           20,000         63,695

NATURAL GAS RESERVES                                                              3,002          3,611

INVESTMENTS IN AFFILIATES                                                        77,727         56,028

OTHER ASSETS                                                                     16,050         11,433
                                                                               --------       --------
                                                                               $865,294       $921,641
                                                                               ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                            $ 60,962       $ 48,416
  Accounts payable                                                               30,278         21,453
  Accrued interest payable                                                        1,312          4,063
  Accrued dividends payable                                                           0          4,759
  Other accrued liabilities                                                       9,688         13,209
                                                                               --------       --------
    Total current liabilities                                                   102,240         91,900

LONG-TERM DEBT                                                                  645,649        670,900

DEFERRED INCOME TAXES                                                            25,267         46,971

MINORITY INTEREST IN JOINT VENTURE                                               13,721         22,044

OTHER LONG-TERM LIABILITIES                                                      19,401          6,816
                                                                               --------       --------
                                                                                806,278        838,631
                                                                               --------       --------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                                           130            130
  Accumulated earnings                                                           58,886         82,880
                                                                               --------       --------
                                                                                 59,016         83,010
                                                                               --------       --------
                                                                               $865,294       $921,641
                                                                               ========       ========


   The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
          (dollars in thousands, except for earnings per common share)


                                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  MARCH 31,                     MARCH 31,
                                                                         =========================       =========================
                                                                            1997            1996            1997            1996
                                                                         =========       =========       =========       =========

OPERATING REVENUE:
  Electric                                                               $  76,897       $  91,064       $ 239,806       $ 269,751
  Steam                                                                      7,177           8,515          20,461          20,515
  Other                                                                      2,897           8,954           7,505          20,827
                                                                         ---------       ---------       ---------       ---------
                                                                            86,971         108,533         267,772         311,093
                                                                         ---------       ---------       ---------       ---------

OPERATING EXPENSES:
  Fuel expense                                                              28,111          44,732          99,461         129,649
  Operations and maintenance                                                16,465          19,078          53,463          56,404
  General, administrative and development expenses                           7,283           6,201          23,300          20,956
  Depreciation and amortization                                             10,568           9,418          29,270          28,415
  Loss on impairment and cost of removal of cogeneration facilities              0               0          65,628               0
                                                                         ---------       ---------       ---------       ---------
                                                                            62,427          79,429         271,122         235,424
                                                                         ---------       ---------       ---------       ---------
OPERATING INCOME (LOSS)                                                     24,544          29,104          (3,350)         75,669

OTHER INCOME (EXPENSE):
  Interest expense                                                         (13,383)        (15,179)        (41,527)        (44,727)
  Investment and other income, net                                           2,790           1,169           7,276           5,434
  Gain on sale of investment in Bolivian Power, net                           (106)              0           3,137               0
  Equity in net income (loss) of affiliates, net                               174           2,252            (474)          2,343
                                                                         ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE MINORITY INTEREST IN
  INCOME OF JOINT VENTURE, INCOME TAXES
  AND EXTRAORDINARY LOSS                                                    14,019          17,346         (34,938)         38,719

MINORITY INTEREST IN INCOME OF JOINT VENTURE                                (1,143)         (3,466)         (2,757)         (4,208)
                                                                         ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                                        12,876          13,880         (37,695)         34,511

BENEFIT (PROVISION) FOR INCOME TAXES                                        (4,491)         (5,719)         14,404         (14,058)
                                                                         ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                      8,385           8,161         (23,291)         20,453

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of income tax benefit of $470                                     0               0            (703)              0
                                                                         ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                                        $   8,385       $   8,161       ($ 23,994)      $  20,453
                                                                         =========       =========       =========       =========

EARNINGS (LOSS) PER COMMON SHARE                                         $   29.73       $   28.94       ($  85.09)      $   72.53
                                                                         =========       =========       =========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 282,000         282,000         282,000         282,000
                                                                         =========       =========       =========       =========




    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (dollars in thousands)

                                                                                           NINE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ==========================
                                                                                          1997              1996
                                                                                        ========          ========

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                     ($23,994)         $ 20,453

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                         29,270            28,415
    Loss on impairment and cost of removal of cogeneration facilities                     65,628                 0
    Deferred income taxes                                                                (21,704)            8,418
    Extraordinary loss on early extinguishment of debt                                     1,173                 0
    Gain on sale of investment in Bolivian Power                                          (3,137)                0
    Minority interest in income of joint venture, net of dividends                        (8,323)            2,865
    Equity in net income of affiliates, net of dividends                                   7,613            (1,870)
    Loss on sale of securities, net                                                            0               890
    Increase in accounts receivable                                                       (2,590)              (32)
    Decrease in inventories                                                                1,609             3,046
    Increase in accounts payable                                                           8,825             4,283
    Increase (decrease) in accrued liabilities                                            (6,272)              711
    Decrease (increase) in other                                                             238              (345)
                                                                                        --------          --------
  Net cash flows provided by operating activities                                         48,336            66,834
                                                                                        --------          --------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Property, plant and equipment additions                                               (2,481)             (969)
    Decrease (increase) in marketable securities                                          43,695           (12,461)
    Investments in affiliates                                                            (51,572)           (6,281)
    Proceeds from sale of investment in Bolivian Power, net                               25,398                 0
    Decrease (increase) in restricted cash                                                15,697              (246)
                                                                                        --------          --------
  Net cash flows provided by (used in) investing activities                               30,737           (19,957)
                                                                                        --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of debt                                                        70,661               358
    Repayments of debt                                                                   (83,147)          (37,773)
    Increase in deferred financing costs                                                  (2,712)                0
    Common stock dividends paid                                                           (4,759)           (4,235)
                                                                                        --------          --------
  Net cash flows used in financing activities                                            (19,957)          (41,650)
                                                                                        --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 59,116             5,227

CASH AND CASH EQUIVALENTS, beginning of period                                            33,351            34,073
                                                                                        --------          --------

CASH AND CASH EQUIVALENTS, end of period                                                $ 92,467          $ 39,300
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

         Information presented as of March 31, 1997 and for the three months and nine months ended March 31, 1997 and 1996 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, the results of operations for the three months and nine months ended March 31, 1997 and 1996, and cash flows for the nine months ended March 31, 1997 and 1996. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

         The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on October 11, 1996.

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

         The project debt on the Elizabethtown, Lumberton and Kenansville facilities, which consisted of a senior loan with a syndicate of banks and a subordinated credit facility with a financial institution, was refinanced with the proceeds of a $39 million senior credit facility and a $5.5 million capital contribution by Cogentrix Energy, Inc. The senior credit facility accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .875% through September 1997 and 1% thereafter. Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through September 2000. The senior credit facility also provides for a $3.3 million letter of credit to secure the project's obligations to pay debt service. An extraordinary loss of $1.2 million related to the write-off of unamortized deferred financing costs from the original senior loan and subordinated credit facility is shown net of an income tax benefit of $470,000 in the accompanying consolidated statements of operations for the nine months ended March 31, 1997.

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

4.       LOSS ON IMPAIRMENT AND COST OF REMOVAL OF COGENERATION FACILITIES

         During the second quarter of fiscal 1997, the Company undertook an analysis of the post-contract operating environment for all of its operating facilities in light of the dramatic market changes that are taking place in the power generation industry. The analysis included assumptions regarding future levels of operations, operating costs and market prices for equivalent generation available from other sources. As a part of this analysis, in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company assessed whether any impairment of the Company's facilities had occurred. This assessment included comparing the projected future cash flows to be provided by these assets to the net book value of such assets. Based on this assessment, the Company determined that an impairment loss had occurred on the Elizabethtown, Lumberton, Kenansville and Ringgold facilities. This loss on impairment of cogeneration facilities of $57.3 million, which was recorded in the second quarter of fiscal 1997, represents the excess of the net book value of these cogeneration facilities over their current fair value, determined by discounting to present value projected future cash flows to be provided by such assets. The Company believes that its projections of future cash flows are based upon reasonable assumptions about the future performance of these assets. Because of the risks and uncertainties associated with any projections, there can be no assurances, however, that actual events will be consistent with the assumptions made, and future cash flows may be greater or less than those projected. The analysis also resulted in the recognition of an $8.3 million liability related to the Company's estimated cost of removal obligations under the land leases for the Elizabethtown, Lumberton and Kenansville facilities. The total impairment loss and cost of removal of $65.6 million has been reflected in the accompanying statement of operations for the nine months ended March 31, 1997. Also in connection with the overall assessment of the post-contract operating environment for its cogeneration facilities, the Company concluded that, effective January 1, 1997, the Lumberton, Elizabethtown, Kenansville, Roxboro and Southport facilities would be depreciated over the remaining term of these facilities' power sales agreements.

5.       SALE OF INVESTMENT IN BOLIVIAN POWER

         In December 1996, the Company sold its investment in Bolivian Power Company Limited ("Bolivian Power") pursuant to a cash tender offer made for all of the outstanding common stock of Bolivian Power at a price of $43 per share. The Company received proceeds from the sale of $25.4 million, net of transaction costs, which included payments made to certain unaffiliated individuals who performed development activities for Bolivian Power. The resulting book gain of $3.1 million is reflected in the accompanying statement of operations for the nine months ended March 31, 1997.

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

         As of March 31, 1997, Cogentrix Energy, Inc. owned, through its subsidiaries, eleven operating facilities in the United States with an aggregate installed capacity of approximately 1,150 megawatts ("MW"). Two of the eleven facilities are owned 50% by the Company and 50% by other independent power producers.

         Effective in September 1996, the Company amended the power sales agreements with Carolina Power & Light Company ("CP&L") on the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities. Under the amended terms, the power sales agreements are dispatchable contracts which provide the utility the ability to suspend or reduce purchases of energy from the facilities if CP&L determines it can operate its system for a designated period more economically. The amended power sales agreements are structured so that the Company will continue to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service, fixed operating costs and constitute a substantial portion of the profit component of the power sales agreements. Energy payments, which will be reduced or eliminated as a result of economic dispatch, primarily cover variable operating and maintenance costs as well as coal and rail transportation costs. The impact of the amendments to these power sales agreements will be a significant reduction in the Company's electric revenues, which will be offset by reduced fuel costs and operations and maintenance expense at these facilities in future years. In addition to providing CP&L additional dispatch rights, the amendments eliminate the purchase options for the Roxboro and Southport facilities, which CP&L had given notice they were going to exercise.

         Unusual weather conditions, unanticipated levels of demand for steam by a facility's steam host and the needs of each facility to perform routine or unanticipated facility maintenance involving planned or forced turbine outages may have an effect on interim financial results. In addition, power sales agreements at seven of the Company's facilities permit the utility customer to significantly dispatch the related plant (i.e., direct the plant to deliver a reduced amount of electrical output). However, even when dispatched, such facilities' capacity payments, which are structured to cover fixed operating costs and debt service and constitute a substantial portion of the profits of these facilities, are not reduced.

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

         All of the Company's operating facilities are wholly-owned by the Company except for the Hopewell and Birchwood cogeneration facilities, in which the Company has a 50% ownership interest. The Company's consolidated condensed financial statements include the accounts of the Hopewell facility as the Company has effective control of the facility through majority representation on the board of directors of the managing general partner. The "minority interest in income of joint venture" on the Company's consolidated statements of operations for the three months and nine months ended March 31, 1997 and 1996 reflects the Company's joint venture partner's interest in the net income of the Hopewell facility. The Company accounts for its investment in the Birchwood facility using the equity method.

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND
1996

                                          THREE MONTHS ENDED MARCH 31,                   NINE MONTHS ENDED MARCH 31,
                                   ---------------------------------------       -----------------------------------------
                                          1997                   1996                    1997                   1996
                                   -----------------       ---------------       -------------------     -----------------
                                                               (dollars in thousands, unaudited)

Total operating revenues           $86,971      100%      $108,533      100%     $267,772      100%     $311,093      100%
Operating costs                     44,576       51         63,810       58       152,924       57       186,053       60
General, administrative and
  development                        7,283        9          6,201        6        23,300        9        20,956        7
Depreciation and amortization       10,568       12          9,418        9        29,270       11        28,415        9
Loss on impairment and cost
  of removal of cogeneration
  facilities                             0        0              0        0        65,628       24             0        0
                                   -------      ---       --------      ---       -------      ---      --------       --

Operating income (loss)            $24,544       28%      $ 29,104       27%      $(3,350)      (1)%    $ 75,669       24%
                                   =======      ===       ========      ===       =======      ===      ========       ==

         Total operating revenues decreased 19.9% to $87 million for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. This decrease was primarily attributable to the significant decreases in electric revenues resulting from the amendment of the Company's power sales agreements with CP&L on the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities. The decrease in operating revenue is also attributable to the $7.5 million payment received in the third quarter of fiscal 1996 from the utility purchasing the electrical output of the Hopewell facility in connection with such utility's buy-down of the Hopewell facility's rated capacity from 100 megawatts to 88.5 megawatts. To a lesser extent, the decrease in operating revenues is also due to a $1.4 million decrease in steam revenues at the Hopewell and Southport facilities resulting from a decrease in demand for steam by these facilities' steam hosts and a $1.3 million decrease in electric revenue at the Richmond facility resulting from a decrease in megawatt hours sold to the purchasing utility. These decreases in operating revenues were partially offset by a $1.8 million increase in electric revenues at the Hopewell facility due to an increase in megawatt hours provided to the purchasing utility in the third quarter of fiscal year 1997.

         The Company's operating revenues decreased 13.9% to $267.8 million for the first nine months of fiscal 1997 as compared to the first nine months of fiscal year 1996. This decrease was primarily attributable to the significant decreases in electric revenues associated with the amendment of the Company's power sales agreements with CP&L on the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities. The decrease is also attributable to the payment received in the first quarter of fiscal year 1996 upon the execution of a joint development agreement with China Light & Power Company Limited ("CLP") related to the development of the Company's India project, the $5 million fee earned by the Company in the second quarter of fiscal 1996 related to the pre-construction development phase of an electric generation facility for Public Utility District No. 1 of Clark County, Washington ("Clark"), and the $7.5 million capacity buy-down payment received in the third quarter of fiscal 1996 from the utility purchasing the electrical output of the Hopewell facility. These decreases in operating revenues for the first nine months of fiscal 1997 were partially offset by an increase in electric revenues associated with an increase in on-peak megawatt hours sold at the Portsmouth and Hopewell facilities, as well as escalation/inflation adjustment provisions in certain power sales agreements.

         Operating costs decreased 30.1% to $44.6 million for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. This decrease resulted primarily from the significant decrease in operating expenses at the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities associated with the amendment of their power sales agreements with CP&L. The decrease in operating costs in the third quarter of fiscal 1997 also related to decreases in maintenance costs at the Rocky Mount, Hopewell and Richmond facilities, at which facilities the Company performed routine maintenance during the third quarter of fiscal 1996.

         Operating costs decreased 17.8% to $152.9 million for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996. This decrease resulted primarily from the significant decrease in operating expenses at the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities associated with the amendment of their power sales agreements with CP&L, as well as a decrease in fuel expense at the Richmond and Rocky Mount facilities associated with a decrease in megawatt hours sold. The decrease in operating expense is also due to reductions in maintenance costs at the Hopewell, Portsmouth, and Southport facilities, at which facilities the Company performed routine maintenance during the first nine months of fiscal 1996. These decreases were partially offset by an increase in maintenance costs at the Richmond facility associated with routine maintenance performed during the first nine months of fiscal year 1997 and an increase in operating costs incurred by ReUse Technology, Inc., a wholly-owned subsidiary of the Company, related to third party agreements during the first nine months of fiscal 1997.

         General, administrative and development expenses increased 17.4% to $7.3 million for the third quarter of fiscal 1997 and 11.2% to $23.3 million for the nine months ended March 31, 1997 as compared to the corresponding periods of fiscal 1996. These increases relate primarily to an increase in performance bonuses, as well as a general increase in payroll expense during the first nine months of fiscal 1997. These increases were partially offset during the first six months of fiscal 1997 by a reduction in development expenses incurred on a project the Company is developing in Idaho.

         During the second quarter of fiscal 1997, the Company undertook an analysis of the post-contract operating environment for all of its operating facilities in light of the dramatic market changes that are taking place in the power generation industry. The analysis included assumptions regarding future levels of operations, operating costs and market prices for equivalent generation available from other sources. As a part of this analysis, in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company assessed whether any impairment of the Company's facilities had occurred. This assessment included comparing the projected future cash flows to be provided by these assets to the net book value of such assets. Based on this assessment, the Company determined that an impairment loss had occurred on the Elizabethtown, Lumberton, Kenansville and Ringgold facilities. This loss on impairment of cogeneration facilities of $57.3 million, which was recorded in the second quarter of fiscal 1997, represents the excess of the net book value of these cogeneration facilities over their current fair value, determined by discounting to present value, projected future cash flows to be provided by such assets. The Company believes that its projections of future cash flows are based upon reasonable assumptions about the future performance of these assets. Because of the risks and uncertainties associated with any projections, there can be no assurances, however, that actual events will be consistent with the assumptions made, and future cash flows may be greater or less than those projected. The analysis also resulted in the recognition of an $8.3 million liability related to the Company's estimated cost of removal obligations under the land leases for the Elizabethtown, Lumberton and Kenansville facilities. The total impairment loss and cost of removal of $65.6 million has been reflected in the accompanying statement of operations for the nine months ended March 31, 1997. Also in connection with the overall assessment of the post-contract operating environment for its cogeneration facilities, the Company concluded that, effective January 1, 1997, the Lumberton, Elizabethtown, Kenansville, Roxboro and Southport facilities would be depreciated over the remaining term of these facilities' power sales agreements.

         The Company's long-term debt averaged $710 million with a weighted average interest rate of 7.8% for the nine months ended March 31, 1997 as compared with an average of $743 million with a weighted average interest rate of 7.94% for the nine months ended March 31, 1996. The decrease in weighted average debt outstanding, which relates to the scheduled maturities of the Company's project finance debt, was partially offset by an increase in project debt outstanding at the Hopewell facility and Roxboro and Southport facilities related to refinancings completed during the first quarter of fiscal 1997.

         Investment income increased 138.7 % to $2.8 million for the third quarter of fiscal 1997 and 33.9% to $7.3 million for the first nine months of fiscal 1997 as compared to the corresponding periods of fiscal 1996. These increases in investment income are related to larger cash and investment balances maintained by the Company during fiscal 1997 as compared to fiscal 1996, as well as the recognition of a net loss on the sale of marketable securities of approximately $900,000 during the first nine months of fiscal 1996.

         In December 1996, the Company sold its investment in Bolivian Power Company Limited ("Bolivian Power") to NRG Generating Holdings (No. 9) B.V., a wholly owned subsidiary of NRG Energy, Inc. ("Holdings"), pursuant to a cash tender offer which Holdings made for all of the outstanding common stock of Bolivian Power at a price of $43 per share. The Company recognized a $3.1 million gain on the sale of its investment in Bolivian Power, net of transaction costs, which included payments made to certain unaffiliated individuals who performed development activities for Bolivian Power.

         The decrease in equity in net income of affiliates from $2.3 million in the third quarter of fiscal 1996 to $0.2 million in the third quarter of fiscal 1997 is primarily attributable to the Company selling its investment in Bolivian Power in December 1996. The Company recognized approximately $2.6 million in equity in net income of affiliates in the third quarter of fiscal 1996 related to Bolivian Power, which included the Company's share of a one-time gain recognized by Bolivian Power on the sale of its distribution assets. This decrease in equity in net income of affiliates was partially offset by earnings generated by the Company's investment in a greenhouse facility in Texas, which commenced commercial operations in late calendar 1996, and a reduction in development costs associated with the termination in December 1996 of funding for a partnership pursuing development opportunities in Latin America.

         The equity in net loss of affiliates for the first nine months of fiscal 1997 was $0.5 million as compared to equity in net income of affiliates of $2.3 million for the first nine months of fiscal 1996. This decrease was largely influenced by the same factors discussed above: the sale of the Company's investment in Bolivian Power, partially offset by the Texas greenhouse commencing commercial operations in late calendar 1996 and the termination in December 1996 of funding for the partnership pursuing development opportunities in Latin America.

         The decrease in minority interest in income of joint venture for the three months and nine months ended March 31, 1997 as compared to the same periods of fiscal 1996 related to the decrease in net income of the Hopewell facility. The decrease in net income of the Hopewell facility resulted primarily from the $7.5 million capacity buy-down payment received in the third quarter of fiscal 1996 from the utility purchasing the electrical output of the Hopewell facility. This decrease was partially offset by a reduction in maintenance costs incurred at the Hopewell facility in fiscal 1997 as compared to fiscal 1996.

         The benefit for income taxes for the first nine months of fiscal 1997 represents an effective rate of 38.2% of loss before benefit for income taxes as compared to an effective rate of 40.7% of income before income taxes for the first nine months of fiscal 1996. The decrease in the effective rate in fiscal 1997 relates to the reduced recognition of current year losses for state income tax purposes.

         The extraordinary loss on early extinguishment of debt in the first nine months of fiscal 1997 relates to the write-off of the deferred financing costs on the Elizabethtown, Lumberton and Kenansville facilities' original project debt, which was refinanced in September 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The principal components of operating cash flow for the nine months ended March 31, 1997 were generated by a net loss of $24 million, increases due to adjustments for depreciation and amortization of $29.2 million, loss on impairment and cost of removal of cogeneration facilities of $65.6 million, extraordinary loss on early extinguishment of debt of $1.2 million, distributions from and equity in net loss of unconsolidated affiliates of $7.6 million and a net $1.8 million source of cash reflecting changes in other working capital assets and liabilities, which were partially offset by deferred taxes of $21.7 million, gain on the sale of the investment in Bolivian Power of $3.1 million and minority interest in income of joint venture, net of dividends, of $8.3 million. Cash flow provided by operating activities of $48.3 million, net of proceeds from the sale of the investment in Bolivian Power of $25.4 million, proceeds from project finance borrowings of $70.7 million, and $0.3 million of cash escrows and restricted marketable securities released were primarily used to purchase equipment of $2.5 million, to make investments in affiliates of $51.6 million, to repay project finance borrowings of $83.1 million, to pay deferred financing costs of $2.7 million and to pay common stock dividends of $4.8 million.

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

         In December 1994, the Company acquired a 50% interest in Birchwood Power Partners, L.P. ("Birchwood Power"), a partnership formed to own a 220 megawatt coal-fired cogeneration facility (the "Birchwood facility") in King George County, Virginia, from two indirect wholly-owned subsidiaries of The Southern Company. The Birchwood facility, which commenced commercial operations in November 1996, sells electricity to Virginia Electric and Power Company and provides thermal energy to a 36-acre greenhouse under long-term contracts. The purchase price of the 50% interest in Birchwood Power was approximately $29.5 million and was funded with a portion of the net proceeds of the sale of $100 million of the Company's Senior Notes due 2004 (the "Senior Notes"). In addition, pursuant to the equity funding obligation under Birchwood Power's project financing arrangements, the Company also provided an equity contribution to Birchwood Power of approximately $43.7 million in March 1997.

         In December 1994, the Company executed an engineering, procurement and construction agreement (the "Construction Agreement") with Clark. Under this Construction Agreement, the Company is currently engineering, procuring equipment for and constructing a 248 megawatt combined-cycle, gas-fired electric generation facility (the "Clark facility"). In October 1995, the Company delivered to Clark a $20 million letter of credit, provided by a bank, which is collateralized by a pledge of marketable securities. This letter of credit will support the Company's contingent obligations under certain performance guarantees and late construction completion payments under the Construction Agreement. The Company is also obligated to pay 50% of costs and expenses, if any, incurred in constructing the facility in excess of the contract amount. Pursuant to the Construction Agreement, the contract amount of $117 million may be adjusted as a result of a force majeure event, scope change, certain delays in schedule or change in law. The Company will earn a construction fee of $5 million upon completion of the Clark facility. The Company will also share in 50% of the amount, if any, equal to the excess of the contract amount over the costs and expenses in constructing the Clark facility. Cogentrix of Vancouver, Inc. ("CVC"), an indirect wholly-owned subsidiary of Cogentrix Energy, Inc., performed the development and preliminary engineering of the Clark facility and received a development fee of $5 million in October 1995. The Company anticipates that construction on the Clark facility will be completed in late calendar 1997. Upon commencing commercial operations, CVC will operate and maintain the Clark facility pursuant to a two-year operations and maintenance agreement.

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

         In July 1996, the Company renegotiated the project financing arrangements for its Hopewell facility, in which it owns a 50% interest. The amended agreements resulted in a $13 million increase in the amount of outstanding indebtedness of James River and extended the final maturity date of the loan by 21 months. James River transferred substantially all of the additional funds borrowed (net of transaction costs) to its partners. The distribution received by Cogentrix Energy, Inc. related to the refinancing was approximately $6.1 million.

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

         In December 1996, the Company sold its investment in Bolivian Power pursuant to a cash tender offer received for all of the outstanding common stock of Bolivian Power at a price of $43 per share. The Company received proceeds of $25.4 million from the sale of its investment in Bolivian Power, net of transaction costs, which included payments made to certain unaffiliated individuals who performed development activities for Bolivian Power. See "Results of Operations" for the financial reporting impact of the sale of the investment in Bolivian Power.

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

         In September 1996, the Company paid a $4.8 million dividend for the fiscal year ended June 30, 1996 to the common shareholders of the Company. The Board of Directors has adopted a policy, which is subject to change at any time, of maintaining a dividend payout ratio of no more than 20% of the Company's net income for the immediately preceding fiscal year. Under the terms of the Indenture for the Senior Notes, the Company's ability to pay dividends and make other distributions to its shareholders is restricted.

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

         Under the power sales agreements for two of the Company's facilities, energy payments are indexed, subject to certain caps, to reflect the purchasing utility's solid fuel cost of producing electricity. The Company's other power sales agreements provide periodic, scheduled increases in energy prices that are designed to match periodic, scheduled increases in fuel and transportation costs that are included in the fuel supply and transportation contracts for the facilities.

         Changes in interest rates could have a significant impact on the Company. Interest rate changes affect the cost of capital needed to construct projects, as well as interest expense of existing project financing debt. As with fuel price escalation risk, the Company has substantially hedged against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps. As of March 31, 1997, approximately 87.3% of the Company's project financing debt was hedged, of which 17.6% was hedged with interest rate caps which were above the prevailing market rate at March 31, 1997 and therefore subject to interest rate volatility.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Under the recently amended terms of the power sales agreements for the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities, the purchasing utility, CP&L, has exercised its right of economic dispatch resulting in significantly reduced fuel requirements at each of these facilities. Coal is supplied to the Elizabethtown, Lumberton and Kenansville facilities (collectively, the "ELK facilities") by James River Coal Sales, Inc. ("James River Coal") and its affiliate, Bell County Coal Corporation. The coal sales agreement for the ELK facilities provides that the Company's subsidiary operating the ELK facilities will purchase, and James River Coal will provide, all of such subsidiary's coal requirements through the end of the contract term. In November 1996, James River Coal and its affiliate instituted an action against Cogentrix Eastern Carolina Corporation ("CECC"), an indirect wholly-owned subsidiary of Cogentrix Energy, Inc., claiming breach of contract and fraud in the inducement based on the reduction in fuel requirements at the ELK facilities as a consequence of the recent amendments to the power sales agreements. James River Coal and its affiliate seek specific performance and, in the alternative, an unspecified amount of damages. The lawsuit is pending in the United States District Court for the Eastern District of Kentucky. The coal sales agreement for the ELK facilities contains an arbitration provision requiring disputes to be submitted to arbitration in North Carolina, which CECC intends to seek to enforce with respect to these claims. Motions to dismiss the Kentucky suit have been filed, briefed and are pending oral argument before the court on August 1, 1997.

         In October 1996, Coastal Sales, Inc. ("Coastal"), the coal supplier to the Southport facility under a similar requirements contract, initiated an arbitration proceeding against Cogentrix of North Carolina, Inc., an indirect wholly-owned subsidiary of Cogentrix Energy, Inc., through the American Arbitration Association in Charlotte, North Carolina. The notice of arbitration alleges breach of contract based on the reduction in fuel requirements at the Southport facility as a consequence of the recent amendment to the power sales agreement. Coastal is seeking an unspecified amount of damages. The arbitration panel has been selected and the proceedings are scheduled for July 8 - 11, 1997.

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

ITEM 5.  OTHER INFORMATION

         The Company recently made changes in the ranks of its most senior management to better position the Company for the current and anticipated challenges in the rapidly changing electric power supply industry. Frank J. Benner, President and Chief Operating Officer, and Bruce C. McMillen, Chief Financial Officer, voluntarily resigned to facilitate the orderly transition to a senior management team with skills and experience better suited to meet these challenges.

         Mark F. Miller has been elected President and Chief Operating Officer, as well as a member of the Board of Directors, and will succeed Mr. Benner in the overall management of the Company's operations. Mr. Miller joins the Company from Northrop Grumman Corporation where he held the position of Vice President Business Management, Electronics & Systems Integration Division in Bethpage, New York. Mr. Miller joined Northrop in 1982 and held positions in both the law and material departments before his promotion to Vice President Business Management in 1994. Mr. Miller holds a Masters Degree in Management from Massachusetts Institute of Technology where he was an Alfred P. Sloan Fellow, a Juris Doctor Degree from the Law School of University of Puget Sound, where he was an Editor of the Law Review, and received a Bachelor of Arts Degree in Biology from Willamette University. He is an active member of the Washington State Bar Association as well as the National Contract Management Association.

         James R. Pagano, formerly the Company's Group Senior Vice President of Project Finance, has been promoted to the position of Group Senior Vice President and Chief Financial Officer and succeeds to the duties and responsibilities of Bruce C. McMillen. Mr. Pagano has been with the Company since 1992 and has been responsible for securing financing for all the Company's development projects as well as negotiating the refinancing of the long-term debt on existing projects.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  Exhibit No.                 Description of Exhibit
                  -----------                 ----------------------
                     10.1       Agreement of Limited Partnership, dated as of March 10, 1997, of Pocono Village Farms, L.P. by and among Cogentrix of
                                Pocono, Inc., Cogentrix Greenhouse Investments, Inc., Village
                                Farms of Delaware, L.L.C. and Village Farms, L.L.C.

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



                                     COGENTRIX ENERGY, INC.
                                     (Registrant)



May 15, 1997                         /s/ James R. Pagano
                                     -------------------------------------
                                     James R. Pagano
                                     Group Senior Vice President
                                     Chief Financial Officer
                                     (Principal Financial Officer)



May 15, 1997                         /s/ Thomas F. Schwartz
                                     -------------------------------------
                                     Thomas F. Schwartz
                                     Vice President - Finance
                                     Treasurer
                                     (Principal Accounting Officer)