Form 10-K405
period 1997-06-30
COGENTRIX ENERGY INC
filed 1997-09-29
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                        Commission File Number: 33-74254

                             COGENTRIX ENERGY, INC.
             (Exact name of registrant as specified in its charter)


          NORTH CAROLINA                                  56-1853081
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


       9405 ARROWPOINT BOULEVARD
       CHARLOTTE, NORTH CAROLINA                        28273-8110
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (704) 525-3800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF ACT:       NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF ACT:       NONE

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        X    Yes           No
      -----         -----

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, no par value, outstanding at
September 29, 1997:       282,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                             COGENTRIX ENERGY, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                      Page
                                                                                                      ----

PART I

Item 1:      Business                                                                                  3

Item 2:      Properties                                                                               31

Item 3:      Legal Proceedings                                                                        31

Item 4:      Submission of Matters to a Vote of Security Holders                                      32


PART II

Item 5:      Market for the Registrant's Common Stock and Related Shareholder Matters                 33

Item 6:      Selected Consolidated Financial Data                                                     34

Item 7:      Management's Discussion and Analysis of Financial Condition and Results of Operations    36

Item 8:      Financial Statements and Supplementary Data                                              45

Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     69


PART III

Item 10:     Directors and Executive Officers of the Registrant                                       70

Item 11:     Executive Compensation                                                                   73

Item 12:     Security Ownership of Certain Beneficial Owners and Management                           76

Item 13:     Certain Relationships and Related Transactions                                           76


PART IV

Item 14:     Exhibits, Financial Statement Schedules and Reports on Form 8-K                          78

Signatures                                                                                            91


                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Cogentrix Energy, Inc., through its direct and indirect subsidiaries (the "Company") is principally engaged in the business of acquiring, developing, owning and operating independent (i.e., non-utility) electric power generation facilities. The Company was one of the early participants in the market for independently generated electric power which developed in the United States as a result of the enactment of the Public Utility Regulatory Policies Act ("PURPA"). Based on net ownership of total project megawatts in operation, the Company is among the larger independent power producers in the United States.

         Unless the context requires otherwise, references herein to the "Company" mean Cogentrix Energy, Inc. and its direct and indirect subsidiaries. The former parent company, Cogentrix, Inc., which as the result of a restructuring completed in December 1993 is now one of the Company's principal subsidiaries, is referred to herein as "Cogentrix." The Company's subsidiaries engaged in the development, ownership or operation of cogeneration facilities are sometimes referred to individually as a "project subsidiary" and collectively as the Company's "project subsidiaries."

         All of the Company's plants are cogeneration facilities and all but one of the plants are coal-fired. See "Facilities in Operation" herein. Cogeneration is a power generation process that produces two or more useful forms of energy, such as electricity and steam, from a single primary fuel source, such as coal or natural gas. Each of the Company's projects sells electricity to a major utility and thermal energy (typically in the form of steam) to an industrial or other user under long-term agreements.

         The construction of the Company's first facility began in September 1984. The Company has developed and constructed and is now operating a total of ten facilities, all of which are in the United States. The ten facilities had an aggregate project cost of approximately $796.8 million and have an installed capacity of approximately 900 megawatts. The Company also holds a 50% ownership interest in a 220 megawatt coal-fired facility, which is operated by an affiliate of the Company's partner in this facility. These facilities are financed primarily through eight project financing transactions which are substantially non-recourse to the Company and its other project subsidiaries, except for the financings related to the Company's facility in Portsmouth, Virginia and facilities in Roxboro and Southport, North Carolina where Cogentrix Energy, Inc. or Cogentrix has agreed to certain limited guarantees or other obligations with respect to the facilities. For a discussion of the terms "project financing" and "substantially non-recourse," see "Description of the Company's Facilities -- Project Financing" herein. For a description of the limited guarantees and other obligations with respect to the facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

THE INDEPENDENT POWER MARKET

         The United States independent power industry expanded rapidly in the 1980s following the enactment of PURPA in 1978. Prior to PURPA, the demand for power in the United States had traditionally been met by utilities constructing large-scale electric generating plants under cost-of-service based regulation. PURPA removed most regulatory constraints relating to the production and sale of electric energy by certain non-utility generators and required electric utilities to buy electricity from "qualifying facilities" ("QFs") at the utilities' avoided cost, thereby encouraging companies other than electric utilities to enter the electric power production market. Concurrently, due in part to regulatory disallowance of many large utility construction project costs, there has been a general decline in the construction of generating plants by electric utilities. As a result, a significant market for electric power produced by independent power producers (such as the Company) has developed in the United States since the enactment of PURPA.

         The future market for independently produced power in the United States will be determined primarily by the need for new electric generation capacity. Regulated utilities are making more efficient use of their existing resources by improving plant availability, extending plant lives, repowering older facilities and taking advantage of attractive bulk power purchases. Partly in response to regulatory pressures, many regulated utilities have also initiated demand side management programs designed to reduce the need for new electric generating capacity.

         In addition, over the past decade, obtaining a power sales agreement with a domestic utility has become progressively more difficult, expensive and competitive. As a result of this trend and other factors, consolidation of companies involved in the independent power industry has accelerated. Many state regulatory commissions now require or have policies that encourage power sales agreements to be awarded by competitive bidding, which increases the costs and decreases the chances of obtaining such agreements. The Company's strategy is to negotiate power sales agreements whenever possible and to participate only selectively in competitive bidding situations.

         The passage of the Energy Policy Act of 1992 (the "Energy Policy Act") significantly expanded the options available to independent power producers, particularly with respect to siting a generating facility. Among other things, it enables independent power producers to obtain an order from the Federal Energy Regulatory Commission ("FERC") requiring an intermediary utility to give access to its transmission lines to transmit, or wheel, electric power from a project to its utility purchaser. The availability of wholesale transmission wheeling could be an important aspect in the development of new projects. For example, the Company may be able to develop a project in one utility's service territory and wheel the electric power produced by the project through the transmission lines of such utility to a second utility or another wholesale purchaser. The Energy Policy Act also created a new class of generator, Exempt Wholesale Generator ("EWGs"), that, unlike QFs, are not required to use alternative or renewable fuels or to have useful thermal energy output. See "Regulation -- Energy Regulations" herein.

         Also, recent developments in the power generation industry indicate a trend toward the disposition of power generation facilities by utilities, independent power producers and industrials. Several large domestic utilities have announced intentions to sell such assets. The Company believes that this trend will create investment opportunities for companies such as Cogentrix Energy, Inc. that have integrated power service capabilities.

         Because the projected need for base-load generating capacity additions in developing countries over the next ten to fifteen years significantly exceeds that in the United States, independent power producers have in recent years expanded from the United States to a global market. Many foreign markets (including Latin America, China, India and Southeast Asia) have adopted policies and are experiencing economic growth rates that the Company believes provide greater opportunities than most markets existing in the United States today. An important part of the Company's business strategy is to participate in competitive generation markets worldwide. See "Project Development Strategy" herein.

         The Company believes that knowledge gained from developing and operating power plants in the United States can be applied to take advantage of opportunities in these developing markets. To this end, the Company is actively exploring development of projects outside of the United States, principally in Asia and in Latin America. Development of power generation projects in non-United States markets is, however, more difficult and expensive than in the United States, and some competitors in these foreign markets have greater capital resources than the Company.

         Most independent power projects in the United States have been fueled by natural gas or coal. Various forecasting studies project natural gas and coal to be the dominant fuel sources for new power generation projects in the United States. The Company believes that plants fueled by these two fuels will continue to represent a significant portion of the successful independent power projects in the United States and that coal will have a significantly larger market share outside the United States than is currently forecasted for the United States. Although requests for proposals recently issued by United States electric utilities have been more heavily oriented toward peaking capacity, which is typically provided by natural gas-fired facilities, than base-load needs, the Company believes that the development of coal-fired, base-load projects will continue to be an important market niche for independent power producers in the future, particularly in the international market.

PROJECT DEVELOPMENT STRATEGY

         The Company intends to remain among the leaders in the independent power industry by developing and constructing or acquiring electric power generation facilities in the United States and in selected foreign countries where the political climate is conducive to increased foreign investment. The Company's overall goal in pursuing this strategy is to capitalize on its reputation as an efficient and reliable energy provider.

         The Company's overall project development strategy is to concentrate on those segments of the market for independent power, in both the domestic and international sectors, requiring smaller generating facilities, ranging from 60 to 250 megawatts using coal as fuel and up to 240 megawatts using natural gas as fuel. When opportunities become available to develop larger projects, management believes this strategy can be adapted by constructing facilities comprised of several of the Company's standard design units. The Company believes that historically it has been able to construct its coal-fired facilities at a lower total cost per kilowatt than most of its competitors. For example, the Company's 240 megawatt facility in Richmond, Virginia was completed in 17 months from groundbreaking at a total installed cost of less than $1,000 per kilowatt. The Company has been able to achieve time and cost savings primarily by using standard plant designs that incorporate proven technology and modular, as opposed to custom, construction. As a result, financing, construction and start-up of such facilities generally proceed more quickly than is the case with larger generating facilities, some of which have included unproven technology.

         In developing future projects, the Company anticipates that it will increasingly do so on a joint venture basis with various partners, including non-regulated subsidiaries of electric utilities, other independent power producers, financial institutions, equipment manufacturers, large construction companies and fuel suppliers. By doing so, the Company expects to gain a number of advantages, including technical expertise possessed by others, greater knowledge of and experience with the political and social conditions of the region or country where the project is being developed and the ability to leverage the Company's human and financial resources. The Company also expects such joint ventures will enable it to share the risks associated with development of larger projects and build a larger and more diversified portfolio of projects. The Company anticipates that it will share control over the development and construction of such projects with its joint venture partners and will seek to operate the facility itself whenever possible.

         The Company has identified three market segments in which it intends to focus its future development activities. These targeted market segments are United States electric utilities, United States and foreign industrial companies and international project development, primarily in Asia and Latin America.

         UNITED STATES ELECTRIC UTILITIES. Although demand for new and replacement power in the United States is expected to grow, the Company does not view the domestic electric utility market as providing as many opportunities for project development during the next several years as it did during the 1980s. With the exception of the Southeast and the Pacific Northwest, most regions of the United States appear to be oversupplied in terms of generating capacity for the next five years. Over the next ten years, however, the projected need for increased generating capacity in the United States, coupled with a growing trend toward consolidation and strategic alliances in the independent power industry, is expected to create more attractive project development opportunities in this market for the Company. Although electric utilities will construct some additional generating capacity during this period, the Company expects independent power producers will maintain or increase their share of new capacity additions. The Company believes that independent power producers are generally able to make better use of leverage, achieve lower costs in operating power plants than do utilities, and tend to have lower general and administrative costs than electric utilities.

         In order to remain an effective participant in this market, the Company's development team is continuing to engage in a variety of marketing activities designed to maintain the Company's profile and develop new relationships with potential utility customers. Company personnel focusing on the industrial market also seek to identify industrial concerns with which the Company can respond jointly to a request for proposals by an electric utility needing additional or replacement generating capacity.

         Because the Company is generally more competitive in the development and construction of smaller facilities, the Company expects to concentrate its development efforts in the United States electric utility market on identifying utilities that potentially have a need for one or more such facilities. The standard designs the Company has developed for coal-fired units ranging in plant output size from 60 to 250 megawatts, as well as for natural gas-fired units with plant output as high as 240 megawatts, will enable the Company to bid more effectively in competitive bid situations and pursue negotiated transactions when available. The Company believes that its chances of obtaining a power purchase agreement for such smaller facilities from an electric utility will be greater than for larger facilities which tend to attract a greater number of qualified bidders.

         The Company's smaller units also are marketed to municipally-owned electric distribution utilities, which traditionally have purchased electric energy. The development of such a facility would provide the municipality not only with a cost-effective alternative to such energy purchases, but also with a greater degree of control over the power generation process.

         UNITED STATES AND FOREIGN INDUSTRIAL COMPANIES. With opportunities for development in the United States electric utility market diminishing, the Company is increasing its focus on the industrial market for new domestic, as well as international, project development opportunities. Management believes that establishing relationships with large United States multinational industrial corporations will also help serve as an indirect route to the development of projects in the international market.

         The Company believes that a potential market for future project development, using one or more of its standard designs, exists among many large industrial consumers of electricity. Many of these industrial companies, both domestic and international, are currently operating their own "inside the fence" cogeneration facilities to produce both electricity and thermal energy, which employ older technology, produce energy inefficiently and generally are managed as an adjunct to the industrial company's primary manufacturing objectives. The cost of their energy supply is a major component of these industrial companies' product cost. The Clean Air Act Amendments of 1990 also pose challenges for many industrial companies which must retrofit existing facilities to comply with the new law. The Company believes that its smaller, standard design units could be readily employed to replace or, in certain circumstances, upgrade existing "inside the fence" cogeneration facilities.

         The Company has established a joint venture with AEP Resources, Inc., a non-regulated subsidiary of American Electric Power Company, Inc. ("AEP") for the purpose of seeking large industrial steam and power projects in major United States and Canadian energy-intensive industries including steel, pulp and paper, refining and chemical. The purpose of the joint venture is to upgrade, expand, replace, own and, in most cases, operate new and existing power generation facilities, steam plants, refrigeration plants, compressed air facilities and related energy distribution assets.

         Most state regulatory authorities have not yet resolved the issue of whether an independent power producer may lawfully sell power directly to one or more retail customers, and, if so, whether such producer becomes subject to regulation as a public utility. Even if regulatory authorities permit the Company and others to develop such facilities for the retail sale of electricity, electric utilities may decide to mount legal challenges to such developments. To avoid such regulatory and legal challenges, the Company may structure the ownership of projects such that the industrial corporation retains a controlling interest in the project or may use other acceptable alternative structures.

         INTERNATIONAL PROJECT DEVELOPMENT. The Company believes the knowledge and experience it has gained in developing ten facilities in the United States using its standard design approach can be effectively employed in selected situations to develop projects outside the United States where demand for generating capacity is projected to grow rapidly. In pursuing international development projects, the Company intends to focus primarily on the segment of the international market for coal-fired plants in the 60 to 250 megawatt range and gas-fired facilities up to 240 megawatts. By concentrating on the development of smaller facilities, the Company believes it can successfully export its proven core business, obtain a greater portion of construction financing utilizing host country capital markets, spread the Company's equity investment over a larger number of projects and obtain proportionately greater political risk insurance coverage. The Company believes this development strategy can be adapted, when necessary, to larger projects by constructing a facility comprised of several units of the Company's standard design.

         Because they are inherently riskier, more difficult to finance and generally require a greater equity commitment than those in the United States, the Company expects to develop most international projects on a joint venture basis. Whenever possible, the Company expects to include a host country partner whose participation in the project will assist in obtaining financing from host country capital markets as well as in building political and community support for the project. Potential joint venture partners for international development projects include utilities, large construction firms, financial institutions and equipment suppliers who can contribute not only equity capital but also many years of experience in international project development.

         The primary international markets where the Company has been and expects to be active in pursuing project development opportunities are Asia and Latin America.

         Asia. Rapid economic growth, increasing demand for electricity and growing receptiveness by governments in Asia to foreign investment have combined to create significant project development opportunities. To position itself better to capitalize on development opportunities in India, where the Company has a project under development (see "Projects Under Development" herein), China, Thailand, Australia, Indonesia and other countries in the region, the Company has established regional marketing offices in Singapore and India which are staffed by development professionals.

         The Company has formed a joint venture with Sargent & Lundy, L.L.C. and a Chinese chemical company for the purpose of constructing two 24 megawatt coal-fired electric generating units to sell electric and thermal energy to the chemical company and excess electric and thermal energy to other Chinese industrials. The joint venture is currently negotiating a power sales agreement with the Chinese chemical company.

         Latin America. The Company considers Latin America to hold selective opportunities for development of new projects in the next several years. The Company is actively investigating possible development opportunities in Mexico and Brazil, principally cogeneration projects with large industrial companies that would purchase electricity and thermal energy generated by the projects. For further discussion of the opportunities for such projects, see "Project Development Strategy -- United States and Foreign Industrial Companies" herein.

PROJECTS UNDER DEVELOPMENT

         In November 1994, the Company formed a partnership with BTU Energy, Inc. for the purpose of developing a 240 megawatt natural gas-fired electric power generating facility in Rathdrum, Idaho. In October 1995, the Company purchased all of BTU Energy, Inc.'s interest in the partnership for approximately $1.2 million. The Company has the right to acquire 108 acres of land in Rathdrum, Idaho, which is currently permitted for the proposed facility and is strategically located for natural gas transmission. The Company is continuing to negotiate with utilities in the Pacific Northwest in efforts to procure a power sales agreement for the proposed facility.

         In May 1993, the Government of India ("GOI") approved in principle, subject to certain conditions, the Company's proposal to develop a coal-fired power generation facility with a total gross electrical generating capacity of approximately 1,000 megawatts. The project was designated by the GOI as one of eight projects under development which would receive the support of a partial guaranty by the GOI of the payment obligations of the related State Government. The proposed site for the facility near Mangalore in the State of Karnataka has already received in-principle clearance related to the environmental permitting process. The Company has executed a power sales agreement with the Karnataka State Electricity Board and has received approval in principle of the Government of Karnataka guaranty of the full financial obligation of the Karnataka State Electricity Board. The Company is currently negotiating with the Central government on revision to the power sales agreement, which the Company's management believes will lead to issuance of the GOI partial counter-guaranty of the Government of Karnataka guaranty.

         In July 1995, the Company executed a joint development agreement with a subsidiary of China Light & Power Company, Limited ("CLP") (the "Joint Venture") which provides for the Company and CLP to co-develop the India project and to share equally in the direct development expenses related to the project. Additionally, the Company expects to secure one or more other partners for the purpose of making equity investments in the project. If the Company is successful in obtaining the necessary governmental approvals and guarantees of the power sales agreement and construction financing, the Company intends to further participate by overseeing construction of the project and managing under a long-term agreement the operation of the facility by a third party.

         The Company has formed a joint venture with Sargent & Lundy, L.L.C. and a Chinese chemical company for the purpose of constructing two 24 megawatt coal-fired electric generating units to sell electric and thermal energy to the chemical company and excess electric and thermal energy to other Chinese industrials. The joint venture is currently negotiating a power sales agreement with the Chinese chemical company.

         The projects the Company is seeking to develop are often large and complex and the completion of any such project is subject to substantial risks. There can be no assurance that the Company will be able to obtain new power sales agreements, the necessary site agreements, steam sales agreements, licenses and certifications, environmental and other permits and financing necessary for the successful development of new projects. These, and other risks, may result in the Company abandoning projects under development.

PROJECTS UNDER CONSTRUCTION

         In December 1994, the Company executed an engineering, procurement and construction agreement (the "Construction Agreement") with Public Utility District No. 1 of Clark County, Washington ("Clark"). Under this Construction Agreement, the Company is engineering, procuring equipment for and constructing a 248 megawatt combined-cycle, gas-fired electric generation facility (the "Clark Facility"). Upon completion of the Clark Facility, the Company will earn a construction fee of $5 million. The Company will also share in 50% of the amount, if any, equal to the excess of the contract amount over the costs and expenses incurred in constructing the Clark Facility. Cogentrix of Vancouver, Inc. ("CVC"), an indirect wholly-owned subsidiary of the Company, performed the development and preliminary engineering on the Clark Facility and received a development fee of $5 million in October 1995. Upon commencing commercial operations, which is anticipated to be late calendar 1997, CVC will operate and maintain the Clark Facility pursuant to a two-year operations and maintenance agreement.

POWER MARKETING

         Increased competition in the wholesale electric power market, and improved access to that market through wheeling, has prompted hundreds of companies to enter the market as non-generating wholesale power marketers. Such companies purchase and resell electric power, often packaging available electric power from several different sources to meet the unique needs of particular wholesale purchasers.

         The Company's power marketing subsidiary, Cogentrix Energy Power Marketing, Inc. ("CEPM"), has entered into agreements with The Washington Water Power Company to purchase up to 222 megawatts of electric capacity and energy and to schedule transmission for up to 397 megawatts of electric energy. CEPM has also entered into power sales and transmission scheduling agreements with a major industrial company to provide capacity and energy to its production facilities in the Pacific Northwest. CEPM currently matches its contracts to purchase capacity and energy with corresponding contracts to sell equivalent capacity and energy, thus CEPM is not subject to losses resulting from price fluctuations in the wholesale electric power market.

GREENHOUSE OPERATIONS

         The Company has entered into an agreement with Agro Power Development, Inc., a developer and operator of greenhouse facilities, giving the Company a right of first refusal to make investments in partnerships which develop, construct and operate greenhouses which produce tomatoes. The Company has made investments in partnerships which currently operate greenhouses with an aggregate 50 acres of production capacity and has made additional investments in partnerships which currently have greenhouses under construction with an aggregate 57 acres of production capacity. These greenhouses are located in Texas, Pennsylvania and New York.

DESCRIPTION OF THE COMPANY'S FACILITIES IN OPERATION

         The Company's project subsidiaries currently own 100% of nine cogeneration power facilities in operation. The Company's other two facilities in operation are held by partnerships in each of which a Company subsidiary is a 50% general partner. Ten of these eleven facilities are currently operated and managed by the Company. The eleventh facility is operated and managed by an affiliate of the Company's partner in the partnership that owns the facility. Each facility is located on a site which is owned or leased on a long-term basis by a project subsidiary, which ownership or leasehold interest is mortgaged to secure the subsidiary's project financing obligations, and, in certain instances, to secure the Company's project subsidiaries' obligations under their power sales agreements.

         PROJECT AGREEMENTS. Each of the Company's project subsidiaries sells electricity to a utility under long-term power sales agreements. A plant's revenue from a power sales agreement usually consists of two components: energy payments and capacity payments. Energy payments, which are generally intended to cover the variable costs of electric generation (such as fuel costs and variable operation and maintenance expense), are based on a facility's net electrical output measured in kilowatt hours, with payment rates either fixed or indexed to the fuel costs of the purchasing utility. Capacity payments, which are intended to compensate for the fixed costs incurred by the project subsidiary (such as debt service on the project financing), are more complex and are calculated based on a declared capacity of a facility. Declared capacity is the electric generating capacity in megawatts that the Company's project subsidiary agrees in a power sales agreement to make available to the utility purchasing its electricity and is a percentage of the facility's design capacity dictated by its equipment and design specifications. Capacity payments are based either on a plant's net electrical output and paid on a kilowatt hour basis or on the plant's declared capacity and can be adjusted if actual capacity varies significantly from declared capacity.

         Many power sales agreements (including the Company's) permit the purchasing utility to dispatch the facility (i.e., direct the plant to deliver a variable amount of electrical output) within limited parameters or permit the purchasing utility to suspend for a limited number of hours per year the delivery of electrical output. The power sales agreements for eight of the

Company's facilities are of a type typically called "fully dispatchable," providing the utility with greater dispatching rights whenever it determines that it can obtain lower cost power either from the utility's in-system generation or from bulk purchases. The power sales agreements for these facilities are structured in a manner such that when the amount of electrical output is reduced, the plant continues to receive capacity payments (which provide substantially all of the project subsidiary's profits). Energy payments (which cover the variable operating, maintenance and fuel costs) are received for each kilowatt hour delivered. In February 1994, the Company received notification from Virginia Electric and Power Company ("Virginia Power") invoking a provision contained in the power sales agreements with respect to the Company's Hopewell and Portsmouth facilities which requires the Company to negotiate in good faith to enter into a separate agreement for the dispatch of all of the Company's cogeneration facilities located in the Virginia Power service area. The agreements executed by Virginia Power in connection with the financing of the Company's Hopewell and Portsmouth facilities provide that without the consent of the project lenders to such facilities, Virginia Power will not enter into any agreement with the Company which would permit Virginia Power to increase the aggregate annual number of kilowatt hours that such facility could be dispatched downward. The Company and Virginia Power have conducted initial discussions on such a proposal and will continue these negotiations going forward. At this time, it is impossible to predict the ultimate outcome of these discussions. The Company believes that any future agreement that may be negotiated with Virginia Power with respect to the dispatching of these facilities will not have a material adverse economic impact on any of these facilities.

         With the exception of two facilities, which produce thermal energy in the form of hot water for use by commercial greenhouses, all of the Company's plants produce steam ("process steam") for use by an industrial host. These industrial hosts, which include textile manufacturing companies, pharmaceutical manufacturing companies, chemical producers and synthetic fiber plants, use the process steam in their manufacturing processes. The Company's steam sales contracts with these industrial hosts generally are long-term contracts that provide payment on a per thousand pound basis for steam delivered and a minimum annual payment if the industrial host's plant is shut down. All contracts require steam purchases during their initial terms adequate to allow maintenance of QF status. See "Regulation -- Energy Regulations" herein.

         Each of the Company's project subsidiaries purchases fuel under long-term supply agreements. Ten of the Company's projects are fueled with low-sulfur coal and one with natural gas. The coal is transported by rail to each project or to a terminal point near a project. The coal supply and rail transportation contracts with respect to each of the Company's coal-fired projects are structured so that the fuel cost escalations are generally matched by increases in the energy payments received by the Company for electricity under the corresponding power sales agreement. This matching is typically effected by having the coal prices escalate as a function of the solid fuel index of the purchasing utility, which reflects changes in the utility's cost of fuel to operate its plants or by contracting for scheduled increases in energy payments designed to offset scheduled increases in coal and rail prices. The Company is generally required to purchase all of its fuel requirements for a particular plant under the coal sales agreement relating to that particular plant. Each fuel supplier may service the contract from a list of approved mines identified in the agreement. Each of the Company's projects fueled with coal maintains fuel inventories at the project site which ordinarily vary from 15 to 30 days' supply. The Company believes that such inventories are adequate and has developed contingency plans to deal with shortages of coal due to coal or rail strikes or force majeure events impacting coal deliveries.

         The fuel transportation requirements of each coal-fired facility are satisfied in accordance with a rail transportation agreement entered into between the project subsidiary and a railway company. These agreements provide that the railway company will transport all of the facility's fuel from the mine to a point near the project subsidiary's facility. The railway company is paid a specified price per ton for these services, which adjusts annually through the term of the agreements.

         The power sales agreements and the steam sales agreements provide substantially all of the revenue stream of the Company's facilities. Excluding the non-recurring loss on impairment and cost of removal of cogeneration facilities recognized in fiscal 1997, costs incurred under the fuel supply agreements and transportation agreements accounted for approximately 46.3% of the Company's operating expenses.

         PROJECT FINANCING. The Company has financed each facility through project subsidiaries primarily under financing arrangements and related documents which, except as noted herein, require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or partnership interests in that project subsidiary. This type of financing is generally referred to as "project financing." Project financing transactions are generally structured so that all revenues of a project are deposited directly with a bank or other financial institution acting as escrow or security deposit agent. These funds are then payable in a specified order of priority set forth in the financing documents to assure that, to the extent available, they are used first to pay operating expenses, senior debt service and taxes and to fund reserve accounts. Thereafter, subject to satisfying debt service coverage ratios and certain other conditions, amounts may be disbursed to the Company for management fees or dividends or, where there are subordinated lenders, to the payment of subordinated debt service.

         As with the Company's existing facilities, future projects are expected to be financed using a high proportion of debt to equity. Leveraged financing permits the development of projects with a limited equity base but also increases the risk that a reduction in revenues could adversely affect a particular project's ability to meet its debt or lease obligations. The lenders have security interests covering certain aspects of the project, including the plant, related facility support agreements, the stock or partnership interest of certain of the Company's project subsidiaries, licenses and permits necessary to operate the plant and the cash flow derived from the plant. In the event of a foreclosure after a default, the Company would only retain an interest in the property remaining, if any, after all debts and obligations were paid. In addition, the debt of each operating project may reduce the liquidity of the Company's interest in such project since any sale or transfer of its interest would, in most cases, be subject both to a lien securing such project debt and to transfer restrictions in the relevant financing agreements. Also, the Company's ability to transfer or sell its interest in certain projects is restricted by a purchase option to a steam purchaser and certain rights of first refusal in favor of its power and steam purchasers. See "Facilities in Operation" herein.

         The lenders under these project financing structures cannot look to the Company or its other projects for repayment (that is, they are "non-recourse" to the Company and its other project subsidiaries), unless the Company or another project subsidiary expressly agrees to undertake liability. The Company has agreed to undertake limited financial support for certain of its project subsidiaries in the form of certain limited obligations and contingent liabilities. These obligations and contingent liabilities take the form of guarantees, indemnities, capital infusions and agreements to pay certain debt service deficiencies. To the extent the Company becomes liable under such guarantees and other agreements with respect to a particular project, distributions received by the Company from other projects may be used by the Company to satisfy these obligations. To the extent of these obligations, the lenders to a project have recourse to the Company and the distributions to the Company from other projects. The aggregate contractual liability of the Company to its project lenders is, in each case, a small portion of the aggregate project debt. Thus the project financing structures are generally described throughout this Report as being "substantially non-recourse" to the Company and its other projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Indenture under which the Senior Notes were issued permits the incurrence of debt, guarantees and liens jointly by the Company's two project subsidiaries that own and operate the Company's five facilities located in North Carolina that sell electricity to Carolina Power & Light Company ("CP&L") (Elizabethtown, Lumberton, Kenansville, Roxboro and Southport). This provision of the Indenture permits the Company to refinance the project financings for these five facilities and give a new project lender (or lenders) a security interest covering all five facilities, the related facility support agreements, the shares of stock the Company owns of these two project subsidiaries, the licenses and permits necessary to operate the facilities and the cash flow derived from each of the five facilities. The Indenture also permits the incurrence of debt, guarantees and liens jointly by (i) the project subsidiaries that own and operate the Company's facilities located at Portsmouth and Hopewell, Virginia and (ii) any future project subsidiaries or joint ventures with respect to the future development of power generation facilities. To the extent the Company takes advantage of these provisions of the Indenture, the project lender (or lenders) will have recourse to several of the Company's facilities instead of having its (or their) recourse limited to the facility (or facilities) owned by a single project subsidiary.

         The Company's plants are insured in accordance with covenants in each project's debt financing agreements. Coverages for each plant include workers' compensation, commercial general liability, supplemented by primary and excess umbrella liability, and a master property insurance program including property, boiler and machinery (at replacement cost) and business interruption.

         OPERATING ARRANGEMENTS. Unlike many independent power producers who contract with third party operators, the Company operates ten of its eleven facilities. Each project subsidiary employs directly the persons required to operate the facility it owns or leases. The Company hires its general plant managers early in the construction phase of the plants, invests in the training of operating personnel and structures its plant bonus program to reward efficient and cost effective operation of the plants. Executive management of the Company meets several times a year with the plant managers and conducts on-site plant performance reviews with each plant manager.

         The ten plants which the Company operates had average availability of 96.83% in fiscal 1997, 96.51% in fiscal 1996 and 97.02% in fiscal 1995. In calculating plant availability, the Company has adapted the utility industry's definition of "equivalent availability factor" to the independent power industry. The "equivalent availability factor" is defined as the percentage of time that a plant is available for operation in a given period (usually a year), where each hour of availability is pro rated if the plant is only partially available. For an independent power producer like the Company, full capacity is generally defined as contracted-for electric generating capacity (in megawatts). For plants that sell process steam to an industrial host, full capacity also includes contracted-for steam usage, in megawatt-equivalents.

         The Company provides to the plants it operates certain administrative and management services for a periodic fee, which in some cases is adjusted annually by an inflation factor. The ability of a project subsidiary to pay these management fees is contingent upon the continuing compliance by the project subsidiary with certain covenants under the project financing agreements and may be subordinated to the payment of obligations under those agreements. The Company has earned and will continue to earn incentive compensation from the Hopewell Facility, in which the Company holds a 50% general partnership interest and is the managing general partner, if the facility achieves certain net income levels.

         ASH REMOVAL. Project subsidiaries owning seven of the Company's facilities contract with ReUse Technology, Inc. ("ReUse"), a wholly-owned subsidiary of the Company operated as an autonomous business unit, to remove coal ash generated by such plants. A third party removes and handles coal ash at the other coal-fired plants. As an alternative to disposing of coal ash in landfills, ReUse has developed the use of coal ash as structural fill material and in the manufacturing and production of various ash derived products for resale. Most of the coal ash removed from the Company's plants by ReUse is hauled to land located in a nearby industrial/commercial area, which is owned or leased by ReUse. The coal ash is utilized as structural fill on the tract to raise the existing grade to a higher level and thereby make the site more suitable for commercial development. Industrial warehouse facilities have been constructed on two sites that had been filled with coal ash removed from the Company's plants. It is anticipated that some of the sites owned by ReUse will be sold at some future date for industrial or commercial development.

         The remaining coal ash removed from the Company's plants by ReUse is incorporated into various products for resale. Examples of such products include concrete blocks, concrete pavers, land plaster for peanut crops and potting soil. At one site, which was developed by utilizing coal ash as structural fill material for several years, ReUse has now established a composting operation to mix coal ash with wood by-products and cotton gin waste to make potting soil, which ReUse then sells in bulk to nurseries and other end users.

         ReUse also provides ash services for cogeneration facilities owned and operated by unaffiliated independent power producers. In connection with the provision by ReUse of such services under a contract for one of these facilities, Cogentrix has agreed to take all action necessary (including making loans and equity contributions) to ensure that ReUse has adequate financial resources to perform its obligations under its agreement with the facility's owner up to a maximum aggregate liability of $1.5 million.

FACILITIES IN OPERATION

         Set forth in the table and the text below are descriptions of the Company's eleven plants currently in operation. In each case, the Company developed the plant (except for the Ringgold facility that the Company purchased immediately prior to construction and the Birchwood facility in which the Company purchased its 50% interest during construction), which included siting, permitting and financing activities. Revenues are currently being realized from the sale of electricity and thermal energy generated by each of these facilities.

         Each of the Company's facilities relies on a power sales agreement with a single customer for the majority of its revenues over the life of the power sales agreement. During the fiscal year ended June 30, 1997, two regulated utilities, CP&L and Virginia Power, accounted for approximately 87% of the Company's consolidated revenues. The failure of either of these utility customers to fulfill its contractual obligations for a prolonged period of time would have a substantial negative impact on the Company's primary source of revenues. Both CP&L and Virginia Power's senior debt securities are rated investment grade by Standard & Poor's Corporation and Moody's Investors Service, Inc.

------------------------------------------------------------------------------------------------------------------------------------
                       ACTUAL       DESIGN                                                            DATE OF
                       PROJECT    CAPACITY OF                                                      COMMENCEMENT      COMPANY'S
    LOCATION OF        COST(1)    ELECTRICITY            POWER               THERMAL ENERGY        OF COMMERCIAL     OWNERSHIP
    FACILITIES           (IN      (MEGAWATTS)     PURCHASING UTILITY         PURCHASER/USER          OPERATION        INTEREST
                      MILLIONS)
------------------------------------------------------------------------------------------------------------------------------------
 ELIZABETHTOWN, NC     $ 30.3          35                CP&L             Alamac Knit Fabrics,     December 1985        100%
                                                                                  Inc.
------------------------------------------------------------------------------------------------------------------------------------
   LUMBERTON, NC       $ 30.5          35                CP&L             Alamac Knit Fabrics,     December 1985        100%
                                                                                  Inc.
------------------------------------------------------------------------------------------------------------------------------------
  KENANSVILLE, NC      $ 32.8          35                CP&L             Guilford Mills, Inc.      April 1986          100%
------------------------------------------------------------------------------------------------------------------------------------
    ROXBORO, NC        $ 44.9          60                CP&L               Collins & Aikman        August 1987         100%
                                                                               Corporation
------------------------------------------------------------------------------------------------------------------------------------
   SOUTHPORT, NC       $ 82.9         120                CP&L                Archer-Daniels-      September 1987        100%
                                                                             Midland Company
------------------------------------------------------------------------------------------------------------------------------------
   HOPEWELL, VA        $ 97.8         120           Virginia Power            Allied-Signal        December 1987         50%
                                                                               Corporation
------------------------------------------------------------------------------------------------------------------------------------
  PORTSMOUTH, VA       $ 94.7         120           Virginia Power          Hoechst-Celanese         June 1988          100%
                                                                               Corporation
------------------------------------------------------------------------------------------------------------------------------------
  ROCKY MOUNT, NC      $107.2         120           Virginia Power         Abbott Laboratories     October 1990         100%
                                                 d/b/a North Carolina
                                                     Power Company
------------------------------------------------------------------------------------------------------------------------------------
   RINGGOLD, PA        $ 32.0        15.5        Pennsylvania Electric      Keystone Village        April 1991          100%
                                                        Company                Farms, Inc.
------------------------------------------------------------------------------------------------------------------------------------
   RICHMOND, VA        $243.7         240           Virginia Power           E.I. Du Pont de     Unit I May 1992;       100%
                                                                            Nemours & Company     Unit II August
                                                                                                       1992
------------------------------------------------------------------------------------------------------------------------------------
  KING GEORGE, VA      $364.0         220           Virginia Power           Greenhost, Inc.       November 1996         50%
    (BIRCHWOOD
     FACILITY)
------------------------------------------------------------------------------------------------------------------------------------

(1) Actual project cost includes all costs directly associated with the construction of the facility, related improvements and land acquisition, together with costs incurred to obtain construction and permanent financing and other costs associated with the formation of each project entity and the start-up of the facility.

         ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES. Cogentrix Eastern Carolina Corporation, a North Carolina corporation ("CECC"), owns and operates three 35 megawatt stoker coal-fired cogeneration plants in Elizabethtown, Lumberton and Kenansville, North Carolina (collectively, the "ELK Facilities" and individually an "ELK Facility"). The ELK Facilities were the first cogeneration facilities developed by the Company and are presently financed under a single project financing credit facility. The Elizabethtown and Lumberton plants commenced commercial operation in December 1985 with the Kenansville plant following in April 1986.

         The ELK Facilities sell electricity to CP&L under separate power sales agreements, which were amended effective in September 1996. Under the amended terms, the power sales agreements for the Elizabethtown and Lumberton Facilities each have an initial term expiring in November 2000, and the power sales agreement for the Kenansville Facility has an initial term expiring in September 2001. Each of the power sales agreements has automatic renewals for one-year renewal terms unless either party terminates the agreement prior to the commencement of a renewal term. The purchase price for electricity during such renewal term would continue to be the rate set forth in the power sales agreements. Annual increases in energy prices under the power sales agreement are designed to offset annual increases in coal and rail transportation prices.

         In addition to CP&L's right to dispatch or suspend delivery of electricity from the ELK Facilities for maintenance and emergencies, the ELK Facilities are also subject to economic dispatch by CP&L. This right allows CP&L to suspend or reduce purchases of energy from the ELK Facilities if CP&L determines that it can operate its system for a designated period more economically. The power sales agreement is structured so that CECC will continue to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service, fixed operating costs and constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which would be reduced (or possibly eliminated) as a result of an economic dispatch, primarily cover variable operating, maintenance, coal and rail transportation costs associated with operating at different levels.

         In the event CECC decides to dispose of an ELK Facility, it must first offer the facility to the respective steam purchaser, and if the steam purchaser does not exercise its right, CECC must then offer the facility to CP&L at fair market value.

         Each of the power sales agreements provides that in the event of termination (other than for a material breach by CP&L) prior to the expiration of the initial term of the power sales agreements, CECC must pay CP&L a termination charge equal to the excess paid for capacity and energy over what would have been paid to CECC under the North Carolina Utilities Commission ("NCUC") published capacity credit and variable energy rates plus interest.

         If the average capacity made available in the peak period or average energy generated or made available in peak or off-peak periods during any 12-month period falls below 80% of the established contract capacity level or the contract peak or off-peak energy level, as the case may be, CP&L may establish a new contract capacity level or contract energy level. If a reduction in the contract capacity level is invoked, a special charge will be imposed by CP&L equal to a percentage of the termination charge described above. If a reduction in the contract energy level is invoked, a special reduction in the contract energy charge will also be imposed. In addition, if CECC desires to terminate the power sales agreement prior to its expiration and a substitute operator satisfactory to CP&L is not secured, CECC must pay to CP&L the termination charge described above plus an amount equal to the depreciated installed cost of the interconnection facilities relating to the plant (using a 20-year useful life). Cogentrix has guaranteed the performance of CECC under the CP&L power sales agreements.

         Alamac Knit Fabrics, Inc. purchases steam for its apparel fabrics division mills from the Lumberton Facility and the Elizabethtown Facility under separate steam sales agreements expiring in December 2000, each of which contains renewal options. Guilford Mills, Inc. ("Guilford") purchases steam from the Kenansville Facility for use in its textile manufacturing plant under a steam sales agreement expiring in July 2001, which contains renewal options.

         Each of the ELK Facilities uses low-sulfur stoker coal mined in Kentucky supplied under a single coal sales agreement with James River Coal Sales, Inc. ("James River") and its affiliate, Bell County Coal Corporation. The coal sales agreement provides that CECC will purchase and James River will provide all of CECC's coal requirements through September 2001. If the ELK Facilities do not purchase an average of 320,000 tons per fiscal year (as appropriately reduced due to force majeure events), the contract will be extended if during any subsequent period the ELK Facilities are selling electricity to CP&L until CECC purchases such short-fall amount.

         The coal purchased for the ELK Facilities is transported by CSX Transportation, Inc. ("CSX") under separate rail transportation contracts each having a term through September 2001 to rail unloading facilities owned by CECC. Coal is then hauled by truck to each of the plants by independent contractors, and ash is removed from each of the plants by ReUse, under separate long-term coal hauling and ash disposal agreements.

         The ELK Facilities were financed pursuant to a senior term loan and a subordinated credit facility, each entered into in December 1991, the proceeds of which were used to purchase the facilities from General Electric Capital Corporation. In September 1996, CECC refinanced both the senior term loan and subordinated credit facility with the proceeds of a senior credit facility and a $5.5 million capital contribution from the Company. The senior credit facility provides for a $39 million term loan and a $3.3 million letter of credit to secure the obligations of CECC to pay debt service.

         Cogentrix has pledged the stock of CECC to secure the obligations of CECC under the senior credit facility, but Cogentrix is not liable for any deficiency if the proceeds of any sale or disposition of the collateral are insufficient to pay the secured obligations.

         The ELK Facilities generated $35.7 million of revenues in fiscal 1997, $53.9 million of revenues in fiscal 1996 and $52.4 million of revenues in fiscal 1995.

         ROXBORO AND SOUTHPORT FACILITIES. Cogentrix of North Carolina, Inc., a North Carolina corporation ("CNC"), operates two stoker coal-fired cogeneration plants in Roxboro and Southport, North Carolina (individually, the "Roxboro Facility" and "Southport Facility"; collectively, the "Roxboro and Southport Facilities"), which are owned by another wholly-owned subsidiary of the Company, Cogentrix of North Carolina Holdings, Inc. The Roxboro and Southport Facilities are financed under a single project financing credit facility. The 60 megawatt Roxboro Facility, which commenced commercial operation in August 1987, may operate at a declared capacity of up to 56 megawatts. The 120 megawatt Southport Facility, which may operate at a declared capacity of up to 107 megawatts, commenced commercial operation in September 1987.

         The Roxboro and Southport Facilities sell electricity to CP&L under separate power sales agreements, each having an initial term expiring in December 2002 with automatic renewals for two-year renewal terms unless either party terminates the agreement prior to the commencement of a renewal term. The purchase price for electricity during such renewal term would continue to be the rate for 2002 set forth in the power sales agreements. These power sales agreements were amended effective in September 1996 to provide CP&L economic dispatch rights on the facilities and to eliminate options CP&L had to purchase these facilities. Under the amended power sales agreements, CP&L has a right of first refusal on either or both facilities.

         The power sales agreements provide for scheduled annual increases in energy payments through 1997, which the Company believes are sufficient to offset scheduled annual increases in coal and rail transportation prices. Energy payments from 1998 through 2002 under the power sales agreements are designed to offset annual fluctuations in coal and rail transportation prices.

         In addition to CP&L's right to dispatch or suspend delivery of electricity from the Roxboro and Southport Facilities for maintenance and emergencies, the Roxboro and Southport Facilities are also subject to economic dispatch by CP&L. This right allows CP&L to suspend or reduce purchases of energy from the Roxboro and Southport Facilities if CP&L determines that it can operate its system for a designated period more economically. The power sales agreements are structured so that CNC will continue to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service, fixed operating costs and constitute a substantial portion of the profit component of the power sales agreements. Energy payments, which would be reduced (or possibly eliminated) as a result of an economic dispatch, primarily cover variable operating, maintenance, coal and rail transportation costs associated with operating at different levels.

         Each of the power sales agreements provides that in the event CNC desires to terminate the power sales agreement or abandons the Roxboro or Southport Facility, CNC must pay CP&L a termination charge. Such termination charge will be equal to the sum of (i) the depreciated installed cost of the interconnection facilities relating to the plant (using a 20-year useful life), plus (ii) for terminations occurring prior to December 15, 1997, an amount equal to the excess paid for energy delivered prior to September 26, 1996 and capacity made available after September 26, 1996 over what would have been paid to CNC under the published NCUC approved cogeneration small power variable rate applicable at the time the energy was delivered or the capacity was made available or, for terminations occurring on or after December 15, 1997, the cost incurred by CP&L to replace the capacity provided by the Roxboro or Southport Facility in excess of the capacity payments which would have been made to CNC for the Roxboro or Southport Facility, plus (iii) a carrying charge equal to the overall pretax cost of capital allowed to CP&L by the NCUC retail rate order in effect during the time the energy credits were received.

         If the average energy generated or made available in peak or off-peak periods during any 12-month period occurring prior to December 15, 1997 falls below 80% of the established contract peak or off-peak energy level, CP&L may establish a new contract energy level for peak or off-peak periods, respectively, and, as a result, a special charge plus interest would then become payable by CNC.

         Cogentrix has guaranteed the performance of CNC under the CP&L power sales agreements.

         Collins & Aikman Corporation ("C&A") purchases process steam for its textile manufacturing facility from the Roxboro Facility under a 15-year steam sales agreement (of which approximately five years remain) that is renewable by C&A for an additional five-year term upon one year's prior written notice. During the initial term of the steam sales agreement, C&A is obligated to purchase and use a minimum of five percent of the Roxboro Facility's total energy output so that the facility will remain a QF under PURPA.

         Archer-Daniels-Midland Company ("ADM") purchases steam for its pharmaceutical and chemical manufacturing company from the Southport Facility under a 15-year steam sales agreement (of which approximately five years remain) that is renewable by ADM for an additional five-year term upon one year's prior written notice. During the initial term of the steam sales agreement, ADM is obligated to purchase and use a minimum of five percent of the Southport Facility's total energy output so that the facility will remain a QF under PURPA.

         Coal for the Roxboro Facility is supplied from Kentucky by Martiki Coal Corporation under a coal sales agreement ending in November 1997. CNC is obligated to purchase and Martiki is obligated to sell, subject to a limit of 235,000 tons per year, all of the coal requirements for the Roxboro Facility. Coal for the Southport Facility is supplied from Kentucky by Coastal Coal Sales, Inc. ("Coastal") under a coal sales agreement ending in November 1997. Coastal has agreed to supply and CNC has agreed to purchase all of the coal requirements for the Southport Facility. CNC has executed replacement long-term coal sales agreements for both the Roxboro and Southport Facilities with subsidiaries of Alliance Coal Corporation. The terms of these replacement contracts correspond with the terms of each Facility's power sales agreement.

         Norfolk Southern Railway Company transports coal to the Roxboro Facility under a rail transportation contract ending in 2002. The coal for the Southport Facility is transported by CSX, under a rail transportation contract ending in 2002, to a rail side track located approximately six miles from the Southport Facility and is then hauled by a CNC operated locomotive to the plant site.

         Ash hauling services are provided for the Roxboro Facility by First Piedmont Corporation under a ten-year agreement (expiring in December 1997) with three five-year renewal options. Ash disposal services for the Southport Facility are provided by KBK Enterprises, Inc. under a ten-year contract (expiring in December 1997) with two ten-year renewal options. In addition, ReUse has entered into backup ash disposal agreements for both facilities in the event the existing agreements are terminated or the existing ash haulers are unable to perform.

         The Southport and Roxboro Facilities were financed pursuant to a senior term loan and a subordinated credit facility, each entered into in March 1993, the proceeds of which were used to purchase the facilities from General Electric Capital Corporation. In September 1996, CNC refinanced the senior term loan and subordinated credit facility with the proceeds of a $122 million senior credit facility. The senior credit facility provides for a $115.5 million term loan and a $6.5 million letter of credit facility to secure the obligations of CNC to pay debt service. In connection with the refinancing, the Company entered into an agreement for the benefit of the project lenders to fund cash deficits CNC could experience as a result of incurring certain costs, subject to a cap of $11.3 million.

         Certain of the Company's subsidiaries have pledged their respective ownership interests in the Roxboro and Southport Facilities as collateral security for the senior credit facility, but Cogentrix Energy, Inc. is not liable for any deficiency if the proceeds of any sale or disposition of the collateral are insufficient to pay the secured obligations.

         The steam sales agreement for the Southport Facility provides that upon at least 12 months' prior notice, CNC will sell to ADM up to an additional 100,000 pounds of steam per hour. The power sales agreement further provides that if upon a sale of the Southport Facility CP&L exercises its right of first refusal and a package boiler to meet ADM's increased steam demands has not been installed, CNC must deposit into an escrow account at such time an amount sufficient to provide a package boiler to meet such increased steam demands. Management anticipates such a boiler could be provided at a cost of approximately $2,500,000.

         The Roxboro and Southport Facilities generated $58.2 million of revenues in 1997, $86.9 million of revenues in fiscal 1996 and $84.4 million of revenues in fiscal 1995.

         HOPEWELL FACILITY. The Company's Hopewell facility (the "Hopewell Facility"), located in Hopewell, Virginia, is a 120 megawatt stoker coal-fired cogeneration facility owned by James River Cogeneration Company ("JRCC"). JRCC is a North Carolina general partnership, in which a 50% general partnership interest is owned by Cogentrix of Virginia, Inc., a Virginia corporation ("CVA"), which is a wholly-owned subsidiary of the Company. The remaining 50% is owned by Capistrano Cogeneration Company, a subsidiary of Edison Mission Energy. Commercial operation of the Hopewell Facility commenced in December 1987.

         CVA, as managing general partner, has complete responsibility for the operation, maintenance and management of the Hopewell Facility under a 20-year operations, maintenance and management agreement with JRCC (expiring in December
2008). JRCC is governed by a partnership agreement which provides that certain significant business decisions regarding the partnership must be approved by representatives of both partners. The operations, maintenance and management agreement provides for CVA to receive base compensation as well as incentive compensation if the facility achieves certain levels of net income.

         The Hopewell Facility provides electricity to Virginia Power under a power sales agreement, which was amended in March 1996, having an initial 20-year term (of which approximately 10 years remain) with an automatic ten-year extension unless either party notifies the other prior to the expiration of the initial term of its desire to terminate the agreement. The capacity purchase price for any such renewal term would be based on the avoided cost schedule then in effect. In connection with the March 1996 amendment of the power sales agreement, JRCC received a $7.5 million payment from Virginia Power in exchange for a reduction of the Hopewell Facility's declared capacity from 100 to 88.5 megawatts. Under the amended terms of the power sales agreement, Virginia Power is not obligated to purchase energy from the Hopewell Facility in excess of 375,000 on-peak megawatt hours and 330,000 off-peak megawatt hours during each calendar year through the year 2000 and 350,000 on-peak megawatt hours and 330,000 off-peak megawatt hours from 2001 through the end of the term of the agreement.

         Annual increases in energy prices under the power sales agreement are designed to offset annual increases in coal and rail transportation prices. In addition to having the right to suspend delivery of electricity from the Hopewell Facility for maintenance and emergencies, Virginia Power has the right to suspend delivery from the facility to a level of not less than 25 megawatts for up to 450 hours per year. Such suspensions of delivery have no material impact on the aggregate amount of annual energy or capacity payments received by the Hopewell Facility. In February 1994, the Company received a notice from Virginia Power invoking a provision in the power sales agreement which requires the Company to negotiate in good faith to enter into a separate agreement for the dispatch of all of the Company's cogeneration facilities located in the Virginia Power service area. See "Description of the Company's Facilities -- Project Agreements" herein.

         Currently, Virginia Power is permitted recovery from its customers of payments made to JRCC under the power sales agreement. The power sales agreement provides, however, that if at any time after commercial operation commences the Virginia regulatory authorities prohibit Virginia Power from recovering from its customers payments made under the agreement, the purchase price of electricity will be adjusted to the greater of the following: 80% of the energy and capacity prices that would have been payable under the power sales agreement absent such disallowance or the rates which the regulatory authorities allow Virginia Power to recover from its customers. Notwithstanding any such occurrence, Virginia Power has agreed to pay the contracted prices for the first 15 years of the agreement (until December 2002), provided that within four months following the end of the 15th year, JRCC must repay Virginia Power any excess amounts so paid by Virginia Power for energy and capacity with interest. In addition, if the agreement is terminated prior to the end of its initial or any subsequent term other than due to a default by Virginia Power, JRCC must pay Virginia Power the difference between payments for capacity under the contract and those that would have been allowable under the applicable avoided cost schedules plus interest.

         If the Hopewell Facility has a forced outage rate with respect to the number of on-peak kilowatt hours generated in any calendar year of greater than ten percent but less than or equal to twenty-five percent, capacity payments will be reduced by four percent for each percent that the forced outage rate exceeds ten percent. If the forced outage rate is greater than twenty-five percent for any calendar year, no capacity payments will be due for such year. The forced outage rate is a percentage derived by dividing the number of on-peak kilowatt hours generated in a calendar year by an amount equal to the rated capacity of the facility multiplied by the number of available on-peak hours during such year excluding outages for scheduled maintenance, emergencies, contractually permitted suspensions of delivery of electricity or force majeure.

         The power sales agreement for the Hopewell Facility provides that after December 31, 2002, JRCC will be paid for energy at the rates specified in the applicable avoided cost schedule published by the Virginia State Corporation Commission (increased, if necessary, to include certain line loss and variable operation and maintenance expense adjustments). If at any time after such date, the Virginia regulatory authorities do not promulgate such a schedule, the power sales agreement provides that JRCC and Virginia Power will negotiate, in good faith, a mutually agreeable price for energy. The power sales agreement grants to Virginia Power a right of first refusal to purchase the Hopewell Facility at fair market value provided that such amount will not exceed JRCC's net investment in the Hopewell Facility.

         Allied-Signal Corporation ("ASC") purchases steam from the Hopewell Facility under a 20-year steam sales agreement (of which approximately 10 years remain). ASC is obligated to purchase and use a minimum of five percent of the Hopewell Facility's total energy output in a manner such that the facility will remain a QF under PURPA.

         Coal for the Hopewell Facility is supplied from mines in Kentucky by Pontiki Coal Corporation ("Pontiki") under a 15-year coal sales agreement (of which approximately five years remain), which requires Pontiki to sell and JRCC to purchase all of the Hopewell Facility's requirements for coal. Historically, under the coal sales agreement, Pontiki has supplied and the facility has required approximately 430,000 tons of coal per year. The agreement provides, however, that Pontiki is not obligated to supply more than 400,000 tons of coal per year. JRCC has no reason to believe that Pontiki will not continue to supply the excess amount of coal required, but if it does not, the Company believes that JRCC could purchase coal from other sources. Because the term of the coal sales agreement for the Hopewell Facility expires at the end of 2002, JRCC will need to assure itself of a supply of coal for the remaining term of its power sales agreement. JRCC's current plans are to negotiate a replacement long-term coal sales agreement. However, if JRCC is unable to enter into agreements acceptable to it, JRCC currently believes it would be able to purchase its requirements on the short-term spot market at prices that are presently significantly below the present contract rates. The coal is transported by Norfolk Southern Railroad Company under a 15-year rail transportation agreement (of which approximately five years remain).

         Ash generated by the Hopewell Facility is removed and disposed of by ReUse under an ash removal agreement having a term expiring in 2005.

         The Hopewell Facility was financed pursuant to an $81,990,000 term loan and letter of credit facility. The letter of credit supported the issuance of commercial paper notes by JRCC. In July 1996, JRCC refinanced the term loan and letter of credit facility with the proceeds of a $55,490,000 senior term loan.

         Cogentrix has pledged the stock of CVA as security for the obligations of JRCC under this credit facility, but Cogentrix is not liable for any deficiency if the proceeds of any sale or disposition of the pledged stock are insufficient to pay all secured obligations.

         The Hopewell Facility generated $51.2 million of revenues in fiscal 1997, $57.4 million in revenues in fiscal 1996 and $54.9 million in revenues in fiscal 1995.

         PORTSMOUTH FACILITY. The Company's Portsmouth Facility (the "Portsmouth Facility") located in Portsmouth, Virginia is a 120 megawatt stoker coal-fired cogeneration facility owned by Cogentrix Virginia Leasing Corporation, a North Carolina corporation ("CVLC"). Commercial operation of the Portsmouth Facility commenced in June 1988.

         Under a power sales agreement with Virginia Power, the Portsmouth Facility provides 115 megawatts of declared capacity of electricity for an initial 20-year term (of which approximately 11 years remain) with an automatic ten-year extension unless either party notifies the other prior to the expiration of the initial term of its desire to terminate the agreement. The capacity purchase price for any such renewal term would be based on the avoided cost schedule then in effect.

         Annual increases in energy prices under the power sales agreement are designed to offset annual increases in coal and rail transportation prices. In addition to having the right to suspend delivery of electricity from the Portsmouth Facility for maintenance and emergencies, Virginia Power also has the right to suspend delivery from the facility to a level of not less than 25 megawatts for up to 450 hours per year. Such suspensions of delivery have no material impact on the aggregate amount of annual capacity payments received by the Portsmouth Facility. In February 1994, the Company received a notice from Virginia Power invoking a provision in the power sales agreement which requires the Company to negotiate in good faith to enter into a separate agreement for the dispatch of all of the Company's cogeneration facilities located in the Virginia Power service area. See "Description of the Company's Facilities -- Project Agreements" herein.

         Except to the limited extent set forth below, Virginia Power is permitted recovery from its customers of payments made to CVLC under the power sales agreement. The power sales agreement provides that if at any time after commercial operation commences the Virginia regulatory authorities prohibit Virginia Power from recovering from its customers payments made under the agreement, the purchase price of electricity will be adjusted to the greater of the following: 80% of the energy and capacity prices that would have been payable under the power sales agreement absent such disallowance or the rates which the regulatory authorities allow Virginia Power to recover from its customers. Notwithstanding any such occurrence, Virginia Power has agreed to pay the contracted prices for the first 15 years of the agreement (until June 2003), provided that within four months following the end of the 15th year, CVLC must repay Virginia Power any excess amounts so paid by Virginia Power for energy and capacity with interest. In addition, if the power sales agreement is terminated prior to the end of its initial or any subsequent term other than due to a default by Virginia Power, CVLC must pay Virginia Power the difference between payments for capacity under the contract and those that would have been allowable under the applicable avoided cost schedules plus interest.

         In February 1994, the Virginia State Corporation Commission, in a Virginia Power rate case, disallowed recovery from Virginia Power's customers a portion of the capacity payments paid to certain independent power producers, including CVLC, under their respective power sales agreements. This disallowance was based on an alleged error in the calculation of Virginia Power's avoided cost used in calculating the amount of the capacity payments contained in such power sales agreements. In the case of CVLC, the order, which during 1996 became final after all appeals were exhausted, disallows recovery by Virginia Power from its customers of approximately $250,000 annually from the capacity payments paid to CVLC. Pursuant to the security deposit agreement between CVLC and its project lenders, CVLC is funding a reserve account in an amount equal to the accrued liability for such regulatory disallowance.

         If the Portsmouth Facility has a forced outage rate with respect to the number of on-peak kilowatt hours generated in any calendar year of greater than ten percent but less than or equal to twenty-five percent, capacity payments will be reduced by four percent for each percent that the forced outage rate exceeds ten percent. If the forced outage rate is greater than twenty-five percent for any calendar year, no capacity payments will be due for such year. The forced outage rate is a percentage derived from the relationship of the number of on-peak kilowatt hours generated in a calendar year divided by an amount equal to the rated capacity of the facility multiplied by the number of available on-peak hours during such year excluding outages for scheduled maintenance, emergencies, contractually permitted suspensions of delivery of electricity or force majeure.

         The power sales agreement for the Portsmouth Facility provides that after December 31, 2002, CVLC will be paid for energy at the rates specified in the applicable avoided cost schedule published by the Virginia State Corporation Commission (adjusted, if necessary, to include certain line loss and variable operation and maintenance expense adjustments). If at any time after such date, the Virginia regulatory authorities do not promulgate such a schedule, the power sales agreement provides that CVLC and Virginia Power will negotiate, in good faith, a mutually agreeable price for energy. The power sales agreement grants to Virginia Power a right of first refusal to purchase the Portsmouth Facility at fair market value provided that such amount will not exceed CVLC's net investment in the Portsmouth Facility.

         The Portsmouth Facility supplies process steam to Hoechst Celanese Corporation ("Hoechst Celanese") pursuant to a 20-year steam sales agreement (of which approximately 11 years remain) which renews automatically for successive two-year periods unless either party gives two years' notice of cancellation. Hoechst Celanese is obligated to purchase and use a minimum of five percent of the Portsmouth Facility's total energy output (except in the case of force majeure) so that the facility will remain a QF under PURPA.

         Coal for the Portsmouth Facility is supplied from mines in Kentucky by Arch Coal Sales Company ("ACS") pursuant to a 15-year coal sales agreement (of which approximately six years remain), which requires ACS to sell and CVLC to purchase all of the Portsmouth Facility's requirements for coal. Historically, under the coal sales agreement, ACS has supplied and the facility has required approximately 430,000 tons of coal per year. The agreement provides, however, that ACS is not obligated to supply more than 400,000 tons of coal per year. CVLC has no reason to believe that ACS will not continue to supply the excess amount of coal required, but if it does not, the Company believes that CVLC could purchase coal from other sources.

         Coal for the Portsmouth Facility is transported by rail and barge. CVLC has a 15-year rail transportation contract (of which approximately six years remain) with Norfolk Southern Railway Company. From the rail unloading facility in Norfolk, Virginia, the coal is then transported by a barge owned by CVLC to the Portsmouth Facility under a barge transportation contract having a term expiring December 31, 2002 with an unrelated party that provides tugboat and supervisory services for the loading and unloading of the coal.

         Ash generated by the Portsmouth Facility is managed by ReUse under an ash removal agreement having a term expiring December 31, 2005, subject to two five-year renewal options.

         As one of many monitoring requirements of the National Pollutant Discharge Elimination System ("NPDES") Permits for all of its facilities in Virginia, including the Portsmouth Facility, CVLC is required to conduct a bio-assay test on a semiannual basis as an indicator of the toxicity of the facility's wastewater discharge. The results of a bio-assay test, which is conducted by growing sensitive living organisms, e.g., mysid shrimp, in undiluted wastewater, can be influenced by numerous factors in addition to the toxicity of the wastewater, and a 75% success rate is generally considered acceptable. In response to negative results on some of the bio-assay tests conducted at the Portsmouth Facility in prior years, which may or may not be a result of the toxicity of the wastewater, CVLC reached agreement in September 1993 with the Virginia Department of Environmental Quality ("VDEQ") to perform, over a four-year period, a toxicity reduction evaluation. Prior to the deadline for completing the evaluation, VDEQ approved a modification to CVLC's NPDES Permit. Under the requirements of the modified NPDES Permit, CVLC is in full compliance, and current operations at the Portsmouth Facility are unaffected.

         The Portsmouth Facility is financed pursuant to a $90 million term loan credit facility. Cogentrix has agreed that if the funds on deposit in the revenue account are insufficient to pay the principal of and interest on the term loans then due (without using any funds deposited in the debt protection account), Cogentrix will pay the amount of such deficiency. The aggregate amount that Cogentrix is obligated to pay under this provision is limited to $4,000,000 until June 1, 1998. Thereafter, as long as no default occurs and the debt protection account is funded to the required levels, Cogentrix's obligation reduces by an amount equal to $1,000,000 per year plus the aggregate amount of payments previously made under this provision. If, however, Cogentrix fails to make any required payment in respect of such a deficiency as described above within seven business days after notice, Cogentrix is then obligated to prepay the term loans in an amount equal to the recourse limit then in effect (and not merely to pay the amount of such deficiency). In addition, as collateral security for its obligations to make such prepayments, Cogentrix has pledged cash collateral to one of the lenders under the credit facility in an amount equal to $1,777,778.

         Cogentrix has pledged the stock of CVLC to secure the obligations of CVLC under the credit facility, but Cogentrix is not liable for any deficiency if the proceeds of any sale or disposition of the collateral are insufficient to pay the secured obligations.

         Cogentrix has agreed to indemnify the lenders under the credit facility for losses and damages, up to an aggregate amount of $2,500,000, arising from any failure by ReUse to comply with any governmental actions or requirements of law or any default by ReUse under its agreement for ash removal services with CVLC.

         Certain transfers, dispositions or pledges by the Company or any subsidiary thereof of a majority of its interest in any of the Company's existing plants constitutes a default under the CVLC credit facility.

         The Portsmouth Facility generated $61.0 million in revenues in fiscal 1997, $58.9 million in revenues in fiscal 1996 and $57.4 million in revenues in fiscal 1995.

         ROCKY MOUNT FACILITY. The Company's Rocky Mount Facility located near Rocky Mount, North Carolina is a 120 megawatt stoker coal-fired cogeneration facility (the "Rocky Mount Facility") owned by Cogentrix of Rocky Mount, Inc., a North Carolina corporation ("CRM"). Commercial operation of the Rocky Mount Facility commenced in October 1990. Under a power sales agreement with North Carolina Power Company ("NC Power"), a division of Virginia Power, the Rocky Mount Facility provides a declared capacity of 115.5 megawatts of electricity for an initial 25-year term (of which approximately 18 years remain) with two renewal terms of up to five years each. Annual changes in energy prices under the power sales agreement are designed to offset annual fluctuations in coal and rail transportation prices. NC Power has a right of first refusal to purchase the Rocky Mount Facility.

         In addition to NC Power's right to dispatch or suspend delivery of electricity from the Rocky Mount Facility for maintenance and emergencies, the facility is also subject to economic dispatch by NC Power. This right allows NC Power to suspend or reduce purchases of energy from the Rocky Mount Facility if NC Power determines that it can operate its system for a designated period more economically. The power sales agreement is structured so that CRM will continue to receive capacity payments during any period of economic dispatch. Capacity payments constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which would be reduced (or possibly eliminated) as a result of an economic dispatch, primarily cover variable operating, maintenance, coal and rail transportation costs associated with operating at different levels. In February 1994, the Company received a notice from Virginia Power invoking a provision in the power sales agreement relating to the Hopewell and Portsmouth facilities which requires the Company to negotiate in good faith to enter into a separate agreement for the dispatch of all of the Company's cogeneration facilities located in the Virginia Power service area. See "Description of the Company's Facilities --Project Agreements" herein.

         Currently, NC Power is permitted full recovery from its customers of payments to CRM under the power sales agreement. The power sales agreement provides, however, that if an applicable legislative or regulatory authority should take action which would have the effect of disallowing NC Power from recovering from its customers all or a portion of the payments for capacity in excess of a certain amount during the first 18 years following the commencement of commercial operation of the facility (until October 2008), NC Power will continue to pay for capacity at the contract price through the first 18 years and may thereafter withhold up to 75% of the payments for capacity for the following three years to the extent necessary to repay the disallowance to NC Power with interest. In the event such withholdings do not fully repay such disallowance, CRM must repay the difference at the end of the 21st year. Aggregate payments for capacity after the 18th anniversary of the commercial operation date are not permitted to exceed the amount that NC Power is allowed to recover from its customers.

         In light of this regulatory disallowance provision in the power sales agreement, the project lender for the Rocky Mount Facility has established a regulatory disallowance reserve account, which is required to be funded at any time a regulatory disallowance occurs or, from and after January 1, 2004, any filing with a regulatory authority, which is deemed meritorious in the judgment of the lender in consultation with counsel, is made challenging the pass-through of payments under the power sales agreement (each a "Regulatory Disallowance Event"). If a Regulatory Disallowance Event occurs during the period from 1994 through 2002, 25% of cash flow from the facility must be deposited to the regulatory disallowance reserve account until the balance of such account is equal to the amount required to be funded. If a Regulatory Disallowance Event occurs during the period from 2003 through 2013, 100% of the cash flow from the facility must be deposited to the regulatory disallowance reserve account until the balance of such account is equal to the amount required to be funded. The amount required to be funded in such account is an amount equal to the lesser of
(i) projected reduction in cash flows from 2009 through 2013 as a result of the disallowance, and (ii) the amount of the debt outstanding at September 30, 2008.

         If the Rocky Mount Facility has forced outage days in any year with respect to more than the greater of 25 days or ten percent of the total number of days the facility was required by NC Power to operate, capacity payments for such period will be reduced by four percent for each such excess forced outage day.

         In the event capacity testing indicates that the Rocky Mount Facility's dependable capacity is less than 90% of the declared capacity, CRM will be obligated to pay annual liquidated damages to NC Power. A letter of credit has been posted by CRM in favor of NC Power to secure its obligations to perform under the power sales agreement.

         Steam from the Rocky Mount Facility is sold to Abbott Laboratories ("Abbott") pursuant to a 25-year steam sales agreement (of which approximately 18 years remain) which may be extended for an additional five-year term upon one year's prior written notice by Abbott. Abbott is obligated to purchase and use a minimum of five percent of the total energy output so that the facility will remain a QF under PURPA. The steam sales agreement provides that if CRM does not deliver steam in accordance with the agreement under certain circumstances, Abbott is entitled to receive certain quantities of steam in the future at substantially reduced prices.

         Coal for the Rocky Mount Facility is supplied from mines in West Virginia under a 23-year coal sales agreement (of which approximately 16 years remain) with Laurel Creek Co., Inc. and ACS Coal Sales Company ("ACS Coal Sales"), which requires ACS Coal Sales to sell and CRM to purchase all of the Rocky Mount Facility's requirements for coal. The contract price for coal includes a base price which is modified based upon changes in a fuel and transportation index that equals the fluctuation in rates payable by Virginia Power for energy under the power sales agreement adjusted by fluctuations in pricing under CRM's rail transportation contract. CRM purchases the lime required by the plant's pollution control equipment from APG Lime Corp. under a five-year agreement expiring in December 2000.

         CSX transports the coal for the Rocky Mount Facility pursuant to a 23-year rail transportation contract (of which approximately 16 years remain) with pricing indexed to parallel increases in rates under CSX's transportation agreements with Virginia Power.

         Ash generated by the Rocky Mount Facility is managed by ReUse under an ash removal agreement having a term expiring in 2013.

         The Rocky Mount Facility was originally financed pursuant to a $113,946,966 project financing. In December 1993, CRM renegotiated this financing and, in connection therewith, increased outstanding borrowings to $129,650,000. In addition, CRM has a cash collateralized letter of credit in a face amount equal to $3,150,000 issued in favor of NC Power in support of CRM's obligations under the power sales agreement with NC Power.

         The Rocky Mount Facility generated $48.5 million in revenues in fiscal 1997, $47.5 million in revenues in fiscal 1996 and $45.3 million in revenues in fiscal 1995.

         RINGGOLD FACILITY. The Company's Ringgold facility (the "Ringgold Facility"), located in Ringgold, Pennsylvania, is a 15.5 megawatt gas-fired cogeneration facility using an internal combustion engine fueled primarily by natural gas. The Ringgold Facility is owned by Cogentrix of Pennsylvania, Inc., a Delaware corporation ("CPA"). The Ringgold Facility commenced commercial operation in April 1991.

         Pennsylvania Electric Company ("Penelec") purchases energy from the Ringgold Facility under a 20-year power sales agreement (of which approximately 13 and one-half years remain). Under the power sales agreement, failure of CPA to generate and sell electricity throughout the term of the agreement (other than due to force majeure) at an annual average level which is at least equal to 85% of the average output achieved during a rolling three-year period of operation would result in the payment of a penalty which may be offset against amounts payable by Penelec for energy.

         Thermal energy (in the form of hot water) from the Ringgold Facility is provided to a 10-acre greenhouse owned by CPA which is leased to and operated by Keystone Village Farms, Inc. ("Keystone"), a subsidiary of Agro Power Development, Inc. (see "Greenhouse Operations" herein), under a lease with a ten-year term, which may be extended with the consent of the Company. Keystone harvests tomatoes from the greenhouse which are then sold to wholesalers for resale to grocery store chains.

         Natural gas for the facility is supplied pursuant to two gas supply contracts. One of these contracts is with JC Enterprises ("JCE") under an agreement pursuant to which CPA has agreed to purchase two-thirds of its requirements for gas. The price for gas under the agreement with JCE is a fixed price which escalates by a fixed percentage monthly. JCE is responsible for delivering the gas to CPA's property from its gas wells located in close proximity to the plant. The term of this contract is 15 years (of which approximately eight and one-half years remain) or until a specified volume of gas is purchased, whichever is earlier. CPA also purchases gas under a gas purchase agreement with Eastern Marketing Corporation ("Eastern") pursuant to which it has prepaid for the quantity of gas contracted for thereunder. Eastern is responsible for transporting the gas to CPA's property. The term of the Eastern contract is ten years (of which approximately five and one-half years remain).

         The Ringgold Facility is financed pursuant to a $24,500,000 senior credit facility and an $8,000,000 subordinated credit facility. Cogentrix has granted a lien on the stock of CPA to the senior lenders. In April 1994, Cogentrix Delaware Holdings, Inc. (a wholly owned subsidiary of Cogentrix Energy, Inc.) purchased for $3,000,000 the entire $7.4 million outstanding principal balance of the subordinated note and the related receivable representing approximately $490,000 of accrued interest from the financial institution holding the subordinated note.

         When this project was initially developed, CPA entered into a consulting agreement which provided for certain payments to be made annually to the original developer of the Ringgold Facility. In September 1994, the Company purchased the developer's interest in the consulting agreement with CPA and acquired all outstanding shares of junior preferred stock of CPA held by him.

         As a result primarily of higher than anticipated construction costs, the failure and subsequent replacement of certain equipment and higher than anticipated maintenance and operation expenses, the Ringgold Facility has failed to produce sufficient revenue to cover the debt service requirements of the subordinated credit facility and to cover completely the debt service requirements of the senior credit facility. Since the date of commencement of construction through June 30, 1997, the Company has made approximately $18.8 million in equity contributions to CPA in order to cover construction costs and permit CPA to make required payments of principal and interest. The Company is presently attempting to restructure certain of the project's agreements to improve the project's financial results. Given the current restructuring efforts, the Company intends to continue to provide funds to CPA, if necessary, for debt service.

         The Ringgold Facility generated $8.4 million in revenues in fiscal 1997, $7.8 million in revenues in fiscal 1996 and $7.6 million in revenues in fiscal 1995.

         RICHMOND FACILITY. Cogentrix of Richmond, Inc., a North Carolina corporation ("CR"), owns and operates a 240 megawatt stoker coal-fired cogeneration plant in Richmond, Virginia (the "Richmond Facility"). Commercial operation of the Richmond Facility was commenced in two phases: Unit I in May 1992 and Unit II in August 1992.

         The Richmond Facility provides 209 megawatts of declared capacity electricity to Virginia Power under two 25-year power sales agreements (of which approximately 20 years remain) each of which may be extended for an additional five-year term provided that two years prior to the end of the initial term the parties agree to such extension. Annual changes in energy prices under the power sales agreements are designed to offset annual fluctuations in coal and rail transportation prices. Virginia Power has a right of first refusal to purchase the Richmond Facility subject to the prior exercise of any such right by the steam purchaser.

         Currently, Virginia Power is permitted full recovery from its customers of payments made to CR under the power sales agreements. The power sales agreements provide, however, that if an applicable legislative or regulatory authority should take action which would have the effect of disallowing Virginia Power from recovering from its customers all or a portion of the payments for capacity in excess of a certain amount during the first 18 years following the commencement of commercial operation of the facility, Virginia Power will continue to pay for capacity at the contract price through the first 18 years and may thereafter withhold up to 75% of the payments for capacity for the following three years to the extent necessary to repay the disallowance to Virginia Power with interest. In the event such withholdings do not fully repay such disallowance, CR will repay the difference at the end of the 21st year. Aggregate payments for capacity after the 18th anniversary of the commercial operation date are not permitted to exceed the amount that Virginia Power is allowed to recover from its customers.

         If the Richmond Facility has forced outage days in any year with respect to more than the greater of 25 days or ten percent of the total number of days the facility was required by Virginia Power to operate, capacity payments for such period will be reduced by four percent for each such excess forced outage day. In addition to Virginia Power's right to dispatch or suspend delivery of electricity from the Richmond Facility for maintenance and emergencies, the facility is also subject to economic dispatch by Virginia Power. This right allows Virginia Power to suspend or reduce purchases of energy from the Richmond Facility if Virginia Power determines that it can operate its system for a designated period more economically. The power sales agreements are structured so that CR will continue to receive capacity payments during any period of economic dispatch. Capacity payments constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which would be reduced (or possibly eliminated) as a result of an economic dispatch, primarily cover variable operating, maintenance, coal and rail transportation costs associated with operating at different levels. In February 1994, the Company received a notice from Virginia Power invoking a provision in the power sales agreement relating to the Hopewell and Portsmouth Facilities which requires the Company to negotiate in good faith to enter into a separate agreement for the dispatch of all of the Company's cogeneration facilities located in the Virginia Power service area. See "Description of the Company's Facilities --Project Agreements" herein.

         In the event capacity testing indicates that the Richmond Facility's dependable capacity is less than 90% of the declared capacity, CR will be obligated to pay annual liquidated damages to Virginia Power. Letters of credit have been posted by CR in favor of Virginia Power to secure its obligations to perform under the power sales agreements.

         The Richmond Facility provides steam to E. I. Du Pont de Nemours & Company ("DuPont") for its Spruance plant located in Chesterfield County, Virginia, under a long-term steam sales agreement. DuPont is obligated to purchase and use a minimum of five percent of the Richmond Facility's total energy output in a manner such that the Facility will remain a QF under PURPA. If CR is unable to operate the Richmond Facility to comply with the steam sales agreement, DuPont has a qualified right to operate the facility. DuPont also has the right to purchase the Richmond Facility upon the termination of the steam sales agreement for a price equal to fair market value of the facility at the time of exercise.

         Coal for the Richmond Facility is purchased under two separate coal sales agreements. Under a 20-year agreement (of which approximately 15 years remain), Electric Fuels Corporation ("Electric Fuels") provides coal mined in Kentucky for Unit I of the Richmond Facility. Coastal provides the coal requirements for Unit II from mines in Kentucky under a separate 15-year agreement (of which approximately 10 years remain). The coal sales agreements require the coal providers to sell and CR to purchase all of the requirements for the respective unit of the Richmond Facility, subject to certain maximum and minimum requirements. The contract price for coal includes a base price which is modified based upon a fuel and transportation index that parallels the fluctuation in rates payable by Virginia Power for energy under the power sales agreement adjusted by fluctuations in pricing under CR's rail transportation contracts. CSX transports the coal for both units of the Richmond Facility pursuant to two separate rail transportation contracts each having a 20-year term expiring in 2012.

         Ash generated by the Richmond Facility is managed by ReUse under an ash removal agreement having a term expiring in 2008.

         The Richmond Facility is financed pursuant to a construction and term loan credit facility, which includes (i) a letter of credit in an original face amount equal to $196,825,000 issued to support commercial paper notes of CR issued from time to time; (ii) letters of credit issued to support certain revenue bonds issued by the Industrial Development Authority of the City of Richmond, Virginia in an aggregate principal amount equal to $48,000,000; and
(iii) letters of credit in an original aggregate face amount equal to $5,700,000 issued in support of CR's obligations to Virginia Power under the power sales agreements.

         CR purchased one of the power sales agreements relating to the Richmond Facility from WV Hydro, Inc. ("WV"). In connection with such purchase and in consideration of certain consulting arrangements, CR has continuing obligations to make payments to Clover Development Company ("Clover"), an affiliate of WV, in an aggregate amount ranging from $250,000 to $750,000, each year through 2003, from excess facility cash flow. If excess facility cash flow for any year is insufficient to pay the $250,000 minimum amount, the deficiency will be carried forward and is payable from excess facility cash flow, if any, in future years. In addition, CR is obligated to pay to Clover an amount ranging from 3 to
3.5 percent of the net proceeds payable to CR upon any sale, disposition or refinancing of the Richmond Facility after payment of senior and subordinated project financing debt and expenses.

         The Richmond Facility generated $79.5 million in revenues in fiscal 1997, $80.9 million in revenues in fiscal 1996 and $79.2 million in revenues in fiscal 1995.

         BIRCHWOOD FACILITY. Birchwood Power Partners, L.P. ("Birchwood"), a Delaware limited partnership, owns the Birchwood Facility, which is located in King George, Virginia. Cogentrix/Birchwood Two, L.P., an indirect, wholly-owned subsidiary of the Company, owns a 50% interest in Birchwood. An indirect, wholly-owned subsidiary of The Southern Company owns the remaining 50% of Birchwood. The Birchwood Facility commenced commercial operation in November 1996.

         The Birchwood Facility provides up to 202 megawatts of declared capacity electricity to Virginia Power under a 25-year power sales agreement (of which approximately 24 years remain) which may be extended for an additional five-year term provided that two years prior to the end of the initial term the parties agree to such extension. Annual changes in energy prices under the power sales agreement are designed to offset annual fluctuations in coal and rail transportation prices. Virginia Power has a right of first refusal to purchase the Birchwood Facility. In addition, Virginia Power has an option to purchase the Birchwood Facility at the end of the term of the power sales agreement.

         Currently, Virginia Power is permitted full recovery from its customers of payments made to Birchwood under the power sales agreement. The power sales agreement provides, however, that if an applicable legislative or regulatory authority should take action which would have the effect of disallowing Virginia Power from recovering from its customers all or a portion of the payments for capacity in excess of a certain amount during the first 20 years following the commencement of commercial operation of the facility, Virginia Power will continue to pay for capacity at the contract price through the first 20 years and may thereafter withhold up to 75% of the payments for capacity for the following year to the extent necessary to repay the disallowance to Virginia Power with interest. In the event such withholdings do not fully repay such disallowance, Birchwood will repay the difference at the end of the 21st year. Aggregate payments for capacity after the 20th anniversary of the commercial operation date are not permitted to exceed the amount that Virginia Power is allowed to recover from its customers.

         If the Birchwood Facility is unable to operate within the dispatch parameters established by Virginia Power under the power sales agreement, the capacity payments for such period are subject to reduction. In addition to Virginia Power's right to dispatch or suspend delivery of electricity from the Birchwood Facility for maintenance and emergencies, the facility is also subject to economic dispatch by Virginia Power. This right allows Virginia Power to suspend or reduce purchases of energy from the Birchwood Facility if Virginia Power determines that it can operate its system for a designated period more economically. The power sales agreement is structured so that Birchwood will continue to receive capacity payments during any period of economic dispatch. Capacity payments constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which would be reduced (or possibly eliminated) as a result of an economic dispatch, primarily cover variable operating, maintenance, coal and rail transportation costs associated with operating at different levels.

         In the event capacity testing indicates that the Birchwood Facility's dependable capacity is less than 90% of the declared capacity, Birchwood will be obligated to pay annual liquidated damages to Virginia Power. A letter of credit has been posted by Birchwood in favor of Virginia Power to secure its obligations to perform under the power sales agreement.

         The 36-acre greenhouse located adjacent to the Facility, which is jointly owned and operated by the partners of Birchwood, uses steam from the Facility.

         Birchwood has a 25-year coal supply agreement for the requirements of the Facility with Laurel Creek Co., Inc. ("Laurel"), Rockspring Development, Inc. ("Rockspring"), Neweagle Industries, Inc. (as assignee of AgipCoal Holding USA, Inc.) and Neweagle Coal Sales Corp. (as assignee of AgipCoal Sales USA, Inc.) (collectively, "Neweagle"). Birchwood also has a back-up coal supply letter agreement with Arch Mineral Corp. ("Arch") and two of its subsidiaries, ACSC Coal Sales, Inc. ("ACSC") and Cumberland River Coal Company ("CRCC"), whereby Arch guarantees that ACSC and CRCC will supply coal to the Facility in the event of default by Neweagle under the coal supply agreement.

         ER&L Birchwood, Inc. ("ER&LB"), a subsidiary of Energy Resources and Logistics, Inc. ("Energy Resources"), and an indirect subsidiary of CSX, provides transportation of the coal from the coal seller's mines in West Virginia to the Facility. ER&LB will use CSX's rail lines and equipment to meet its obligations under the 25-year coal transportation agreement. CSX by separate agreement assures full and complete performance of all of ER&LB's obligations under the coal transportation agreement.

         The combined fuel and transportation cost under the coal supply agreement and the coal transportation agreement is approximately equal to the fuel compensation price that Birchwood receives under the power purchase agreement. Furthermore, Neweagle and ER&LB have agreed to the same price adjustment mechanism and redetermination formula included in the power purchase agreement for the fuel compensation price. In effect, this passes the fuel and transportation cost escalation risks from Birchwood through to the suppliers.

         JTM Industries, Inc. ("JTM") removes and disposes of the ash generated by the Birchwood Facility under an ash removal contract that expires in 2021. JTM will attempt to identify viable markets to maximize the quantity of ash being used. JTM and Birchwood will develop a revenue sharing program in connection with the marketing of the ash.

         The Birchwood Facility was financed pursuant to a debt facility which includes a $155 million bank credit facility, a $135 million institutional debt facility and $50 million of tax exempt debt. Cogentrix/Birchwood Two, L.P. has pledged its ownership interests in Birchwood and the greenhouse located adjacent to the Birchwood Facility as collateral security for the debt facility, however Cogentrix Energy, Inc. is not liable for any deficiency if the proceeds of any sale or disposition of the collateral are insufficient to pay the secured obligations.

PRINCIPAL CUSTOMERS

         Electric utility customers accounting for more than ten percent of the Company's revenue in each of the last three fiscal years were as follows:

                                                                 FISCAL YEAR ENDED JUNE 30,
                                                          -----------------------------------------
                                                            1997           1996            1995
                                                          ----------     ----------     -----------

              CP&L                                            25%          33%              34%
              Virginia Power (including NC Power)             62           55               57

COMPETITION

         The demand for power in the United States traditionally has been met by utilities constructing large-scale electric generating plants under cost-of-service based regulation. The enactment of PURPA in 1978 spawned the growth of the independent power industry which expanded rapidly in the 1980s. The electric power industry is now in the midst of fundamental change, in terms of both who the participants are and how they operate and are regulated. The initial independent power producers to enter the market were an entrepreneurial group of cogenerators and small power producers who recognized the business opportunities offered by PURPA. This initial group of independent power producers, which included the Company, was later joined by larger, better-capitalized companies, such as subsidiaries of fuel supply companies, utility affiliates, engineering companies, equipment manufacturers and affiliates of other industrial companies. In addition, a number of regulated utilities created subsidiaries which compete with the independent power producers. Some independent power producers specialize in market niches, such as a specific technology or fuel (e.g., gas-fired cogeneration, waste-to-energy, hydroelectric, geothermal, wind, solar, wood, coal and conservation) or a specific region of the country where they believe they have a market advantage. The Company presently conducts its operations primarily in the southeastern United States and has in the past concentrated primarily on standardized design coal-fired facilities.

         Based on net ownership of total project megawatts in operation, the Company is among the larger independent power producers in the United States. Although the Company is an established leader in the independent power industry, other independent power producers and utility affiliates, including, among others, Enron Power Corp., Calpine Corporation, CalEnergy, The AES Corporation, Edison Mission Energy and U.S. Generating Company, have significantly larger capital resources available to them than the Company.

         Over the past decade, obtaining a power sales agreement with a utility has become a progressively more difficult, expensive and competitive process. The Company and its competitors now must put a significant amount of financial resources at risk in order to develop a proposal or bid to a utility. Many states and utilities now have policies that require or encourage power sales agreements to be awarded by competitive bidding, which both increases the costs and decreases the chances of obtaining such agreements.

         Amendments to the Public Utility Holding Company Act of 1935 ("PUHCA") enacted in the Energy Policy Act of 1992 have increased the number of the Company's competitors by reducing certain restrictions on the ownership of projects which are not QFs under PURPA. On the other hand, the Energy Policy Act has also made it simpler for developers to develop certain types of larger generation projects without the necessity of locating a steam host or developing a complex ownership structure to avoid PUHCA restrictions.

REGULATION

         The Company is subject to federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of its United States plants. Federal laws and regulations govern transactions with utilities, types of fuel utilized, the type of energy produced and power plant ownership. State regulatory commissions must approve the rates and, in some instances, other terms under which utilities purchase electricity from independent producers. Under certain circumstances, such state commissions may have broad jurisdiction over non-utility power plants. Power projects also are subject to laws and regulations governing environmental emissions and other substances produced by a plant, along with the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before construction or operation of a power plant commences and that the facility operate in compliance therewith. The Company strives to comply with all environmental laws, regulations, permits and licenses but, despite such efforts, at times has been in non-compliance. No such instance of non-compliance has resulted in significant fines or revocation of any permit or license.

ENERGY REGULATIONS

QFs under PURPA.

         Each of the Company's current operating facilities is a QF. QFs are relieved of compliance with extensive federal, state and local regulations that control the development, financial structure and operation of power plants and cost-of-service based ratemaking to determine the prices at which power generation facilities sell energy. In order to be a QF, a cogeneration facility must sequentially produce both electricity and useful thermal energy for non-mechanical or non-electrical uses in certain proportions to the facility's total useful energy output. A QF utilizing oil or natural gas as fuel also must meet certain energy efficiency standards. Finally, a QF must not be controlled or more than 50% owned by an electric utility or by an electric utility holding company, or a subsidiary of either or any combination thereof.

         PURPA exempts QFs from PUHCA, most provisions of the Federal Power Act (the "FPA") and, except under certain limited circumstances, state rate and financial regulations. These exemptions are important to the Company and its competitors.

         In the absence of a power sales agreement, FERC regulations require utilities to purchase electricity generated by QFs at a price based on the purchasing utility's full "avoided cost," and that the utility sell back-up power to the QF on a non-discriminatory basis. Avoided costs are the incremental costs to a utility of electric energy or capacity or both which, but for the purchase thereof from QFs, such utility would generate for itself or purchase from another source. Due to increasing competition for utility contracts, the current practice is for most power sales agreements to be awarded below avoided cost.

         The Company endeavors to minimize the risk of its facilities losing their QF status. The occurrence of events outside the Company's control, such as loss of a steam customer, could jeopardize QF status. While the facilities usually would be able to react in a manner to avoid the loss of QF status by, for example, replacing the steam customer or finding another use for the steam which meets PURPA's requirements, there is no certainty that such action would be practicable or economic.

         If one of the Company's facilities were to lose its status as a QF, the subsidiary would lose its exemptions from PUHCA and the FPA (and certain state laws and regulations). This could subject the subsidiary to regulation under the FPA and, in such event, would result in the Company inadvertently becoming a public utility holding company. The Company's other facilities could in turn lose their QF status. Moreover, loss of QF status could result in certain utility customers terminating their power sales agreement with the nonqualifying facility. If loss of QF status were threatened for a facility, the Company could avoid holding company status (and thereby protect the QF status of its other facilities) by applying to the FERC to obtain EWG status for the owner of the nonqualifying facility. See "EWGs under the Energy Policy Act" herein. Alternatively, the FERC may grant a limited waiver to the QF that would provide continued exemption under PUHCA, provided the facility's rates were regulated under the FPA.

EWGs under the Energy Policy Act.

         The passage of the Energy Policy Act has significantly expanded the options available to independent power producers with respect to their regulatory status. In addition to (or in lieu of) QF status, an independent power producer now can also apply to the FERC to be granted status as an EWG. Except for existing cost-of-service based facilities (for which state consents are required) any owner of a facility may apply for status as an EWG. An EWG (like a QF) is exempt from regulation under PUHCA. However, EWG status does not exempt a facility from FERC and state public utility commission ("PUC") regulatory reviews, which may be more expansive than those applicable to QFs. Birchwood, the owner of the Birchwood Facility, which is a QF, has also been determined to be an EWG. See "Facilities Under Development."

Foreign Investments under the Energy Policy Act.

         The Energy Policy Act has also expanded the options for companies that wish to invest in foreign enterprises that own power production facilities outside the United States. Amendments to PUHCA in the Energy Policy Act provide that a domestic company making such an investment may avoid "holding company" status or other regulation under PUHCA, if the foreign enterprise obtains EWG status or files a notice with the Commission that it is a foreign utility company ("FUCO").

PUHCA.

         Under PUHCA, any entity owning or controlling ten percent or more of the voting securities of a "public utility company" is a "holding company" and is subject to registration with the Commission and regulation under PUHCA, unless eligible for an exemption. Under the Policy Act and PURPA, EWGs, FUCOs, and owners and operators of QFs are deemed not to be public utility companies under PUHCA. Momentum is growing in Congress for the repeal of PUHCA, as more legislators adopt the view that this statute has outlived its purpose. Elimination of PUHCA would enable more companies to consider owning generation and transmission assets, would permit "single state" utility systems to expand beyond their state borders, and would permit companies that are currently in registered holding company systems to diversify their investments to a greater extent than now permitted. This could attract more competitors to the power development and power marketing business and create some pressure on profit margins. The Company believes that it is well positioned, however, to meet stronger competition and, indeed, may be able to pursue more investment opportunities made available by the repeal of PUHCA.

FPA.

         The FPA grants the FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce, including ongoing as well as initial rate jurisdiction, which enables the FERC to revoke or modify previously approved rates. While QFs under PURPA are exempt from the traditional rate-making and certain other provisions of the FPA, projects not qualifying for QF status (for example, most EWGs) are subject to the FPA and to FERC rate-making jurisdiction. Power marketers are also subject to FERC review of their wholesale rates, and to FERC oversight of various business dealings such as corporate reorganizations. Pursuant to the FPA, the Company's power marketing subsidiary has filed its wholesale electric power rates with the FERC and obtained authorization to sell electric power at rates set by supply and demand in the marketplace.

State Regulation.

         PUCs regulate retail rates of electric utilities and in certain cases power sales agreements from independent power producers. In addition, states have been delegated the authority to determine utilities' avoided costs under PURPA. PUCs often will pre-approve agreements with prices that do not exceed avoided costs, because such contracts often have been acquired through a competitive or market-based process. Recognizing the competitive nature of the acquisition process, many PUCs will permit utilities to "pass through" expenses associated with a power sales agreement with an independent power producer. In addition, retail sales of electricity or steam by an independent power producer may be subject to PUC regulation, depending on state law.

         EWGs are subject to broad regulation by PUCs, ranging from the requirement of certificates of public convenience and necessity to regulation of organizational, accounting, financial and other corporate matters. In addition, states may assert jurisdiction over the siting and construction of EWGs (as well as QFs), and over the issuance of securities and the sale or other transfer of assets by these facilities. Many state utility commissions and state legislatures are actively seeking ways to lower electric power costs at the retail level, including options that would permit or compel competition at the retail level. Federal legislation that would require states to permit retail competition is also being given serious consideration. An opening of the retail market would create tremendous opportunities for companies that have until now been limited to the wholesale market. At the same time, state commissions are pressuring the utilities they regulate to cut purchased power costs through strict enforcement of existing contracts with QFs and EWGs, many of which are considered to be overpriced. Because the Company is in compliance with its QF contracts, it is not threatened by these pressures. State commissions are also encouraging efforts by utilities to buy out or buy down such contracts.

Proposed Legislation.

         In addition to federal legislative initiatives, the state commissions or state legislatures of many states (for example, California, Illinois, Michigan, Massachusetts, and Pennsylvania) are considering, or have considered, whether to open the retail electric power market to competition (so-called "retail access" or "customer choice"). Such "customer choice" plans typically allow customers to choose their electricity suppliers by a certain date. Retail competition is possible when a customer's local utility agrees, or is required, to "unbundle" its distribution service (i.e., the delivery of electric power to retail customers through its local distribution lines) from its transmission and generation service.

         The competitive pricing environment that will result from retail competition may cause utilities to experience revenue shortfalls and deteriorating creditworthiness. However, most, if not all, state plans will insure that utilities receive sufficient revenues, through a distribution surcharge if necessary, to pay their obligations under existing long-term power purchase contracts with QFs and EWGs (including the above-market rates, or "stranded investment" costs, provided for in such contracts). Many states will also provide that the stranded investment costs will be "securitized" through new financial instruments. On the other hand, QFs and EWGs may be subject to pressure to lower their contract prices or to renegotiate contracts in an effort to reduce the "stranded investment" costs of their utility customers.

         Retail access programs may provide the Company with additional opportunities to provide power from the Company's projects to industrial users or power marketers. In addition, in light of the states' approaches to "stranded investment" costs, the Company does not believe retail access programs will have a material adverse effect on the Company's existing contracts.

Transmission and Wheeling.

         Under the FPA, the FERC regulates the rates, terms and conditions for electricity transmission in interstate commerce. The FERC's authority under the FPA to require electric utilities to provide transmission service to QFs and EWGs was significantly expanded by the Policy Act. Currently, none of the Company's facilities requires the wheeling of electricity over power lines owned by others. Except when market factors (such as an exceptional site or power sales opportunity) warrant it, the Company generally attempts to site its facilities within the utility customer's service area, and thus avoid the need to utilize wheeling. The new provisions of the Energy Policy Act, however, and actions taken by the FERC under the FPA have improved transmission access and pricing for independent power producers like the Company.

         In April 1996, the FERC issued a rulemaking order under the FPA, Order 888, requiring all jurisdictional public utilities to file "open access" transmission tariffs. Compliance with Order 888 has been virtually universal. However, many utilities are seeking permission from the FERC to recover for "stranded investment" through add-ons to their transmission rates. To the extent that the FERC permits such charges, the cost of transmission may be too high on some systems to be of practical use to wholesale sellers like the Company. Therefore, the full value of Order 888 remains to be determined.

         The FERC is also encouraging the voluntary restructuring of transmission operations through the use of independent system operators and regional transmission groups. Such entities may create efficiencies for traditional utilities, but are not likely to have a substantial impact on power developers and power marketers like the Company.

ENVIRONMENTAL REGULATIONS -- UNITED STATES

         The construction and operation of power projects are subject to extensive environmental protection and land use regulation in the United States. Those regulations applicable to the Company primarily involve the discharge of emissions into the water and air and the use of water, but can also include wetlands preservation, endangered species, waste disposal and noise regulation. These laws and regulations often require a lengthy and complex process of obtaining and renewing licenses, permits and approvals from federal, state and local agencies. If such laws and regulations are changed and the Company's facilities are not grandfathered, extensive modifications to project technologies and facilities could be required.

         Although a number of major environmental statutes are scheduled for reauthorization, the Company expects that environmental regulations will continue to become more stringent as environmental regulations previously passed become implemented. Accordingly, the Company plans to continue a strong emphasis on implementation of environmental standards and procedures at its operating plants to minimize the environmental impact of its energy generation.

Clean Air Act.

         In late 1990, Congress passed the Clean Air Act Amendments of 1990 (the "1990 Amendments") which affect existing facilities as well as new project development. The original Clean Air Act of 1970 set guidelines for emissions standards for major pollutants from newly-built sources. All of the Company's facilities perform at levels better than federal performance standards mandated for such facilities under the Clean Air Act. The 1990 Amendments attempt to reduce emissions from existing sources -- particularly large older facilities that were exempted from certain regulations under the original Clean Air Act.

         The 1990 Amendments create a marketable commodity called a sulfur dioxide ("SO2") "allowance." All non-exempt facilities over 25 megawatts that emit SO2 (including independent power plants) must obtain allowances in order to operate after 1999. Each allowance gives the owner the right to emit one ton of SO2. The 1990 Amendments exempt from the SO2 allowance provisions all independent power projects which were operating, under construction or with power sales agreements (or letters of intent therefor) as of November 15, 1990, as well as facilities outside the contiguous 48 states. As a result, all of the Company's current operating facilities are exempt. In the future, the facilities the Company expects to develop will continue to rely on "clean (low sulfur) coal," with flue gas desulfurization technology or natural gas technology. In addition, under the 1990 Amendments, the Company will have the ability to generate significant allowances from its existing facilities for use in future projects, and, accordingly, the Company believes that the additional costs of obtaining the number of allowances needed for future projects should not materially affect the Company's ability to develop such projects. There has also been an oversupply of allowances in the market resulting in a significant decrease in allowance prices.

         The 1990 Amendments also require states to impose annual operating permit fees. While such permit fees may be substantial and will be greater for coal-fired projects than for those burning gas or certain other fuels, such fees are not expected to significantly increase the Company's plant operating costs.

         The 1990 Amendments also contain other provisions that could affect the Company's projects. Provisions dealing with geographical areas the EPA has designated as in "nonattainment" with national ambient air quality standards require that existing sources of air pollutants in a nonattainment area be retrofit with reasonably available control technology ("RACT") for all pollutants for which an area is designated nonattainment. The technology currently installed at the Company's projects should uniformly meet or exceed RACT for all such pollutants. The nonattainment provisions also require that each new or expanded source of air pollutants in newly designated nonattainment areas which has not submitted a complete air permit application before November 15, 1992 must obtain emissions reductions from existing sources that more than offset the emissions from the new or expanded source. While the "offset" requirements may hamper new project development in certain geographical areas, development of new projects has and will likely continue, particularly as markets for "offsets" develop.

         The 1990 Amendments also provide an extensive new operating permit program for existing sources called the Title V permitting program. Because all of the existing Company facilities were permitted under the Prevention of Significant Deterioration New Source Review Process, the permitting impact to the Company under the 1990 Amendments is expected to be minimal. Continuous emission monitoring systems may need to be upgraded at some facilities while the permit fees will increase operating expenses. The costs of applying for and obtaining operating air permits are not anticipated to be significant.

         The hazardous air pollutant provisions of the 1990 Amendments presently exclude electric steam generating facilities, such as the Company's facilities. Three studies of the emissions from such facilities are, however, in progress. Until all of these studies are completed and Congress either amends the Clean Air Act further or the EPA promulgates regulations, the federal hazardous air pollutants emissions restrictions, which will be applied to the Company's facilities and other electric steam generating facilities, will remain uncertain.

         In July 1997, the EPA promulgated more restrictive ambient air quality standards for ozone and particulate matter (less than 25 microns in diameter - PM-2.5). These new standards will likely increase the number of nonattainment areas for both ozone and PM-2.5. If the Company's plants are in these new nonattainment areas, further emission reduction requirements could result in the installation of additional control technology.

         In addition, the Ozone Transport Assessment Group ("OTAG"), composed of state and local air regulatory officials from the 37 eastern states, has recommended additional NOx emission reductions that go beyond current federal standards. These recommendations include reductions from utility and industrial boilers. If more stringent NOx emission standards are adopted by the EPA and/or certain states as a result of these recommendations, the Company could be required to install additional NOx emission control technologies and/or obtain allowances from other emitters.

         The Company does not believe that any of the potential additional requirements discussed above will have a material adverse effect on the operations or financial position of the Company.

         The 1990 Amendments expand the enforcement authority of the federal government by increasing the range of civil and criminal penalties for violations of the Clean Air Act and enhancing administrative civil penalties and adding a citizen suit provision. These enforcement provisions also include enhanced monitoring, recordkeeping and reporting requirements for existing and new facilities. On February 13, 1997, the EPA issued a regulation providing for the use of "any credible evidence or information" in lieu of, or in addition to, the test methods prescribed by regulation to determine the compliance status of permitted sources of air pollution. This rule may effectively make emission limits previously established for many air pollution sources, including the Company's, more stringent. On March 10, 1997, a number of utilities filed a petition for review of the EPA regulations in the U.S. Court of Appeals for the District of Columbia Circuit.

Clean Water Act.

         The Company's existing facilities are subject to a variety of state and federal regulations governing existing and potential water/wastewater and stormwater discharges from the facilities. Generally, federal regulations promulgated through the Clean Water Act govern overall water/wastewater and stormwater discharges through NPDES permits. Under current provisions of the Clean Water Act, existing permits must be renewed every five years, at which time permit limits are under extensive review and can be modified to account for more stringent regulations. In addition, the permits have re-opener clauses which can be used to modify a permit at anytime. Several of the Company's facilities have either recently gone through permit renewal or will be renewed within the next few years. Based upon recent renewals, the Company does not anticipate more stringent monitoring requirements.

Emergency Planning and Community Right-to-Know Act.

         In April of 1997, the EPA expanded the list of industry groups required to report the Toxic Release Inventory ("TRI") under Section 313 of the Emergency Planning and Community Right-to-Know Act ("EPCRA") to include electric utilities. The Company's operating plants will be required to complete a toxic chemical inventory release form for each listed toxic chemical manufactured, processed or otherwise used in excess of threshold levels for the 1998 reporting year. The purpose of this requirement is to inform the EPA, states, localities and the public about releases of toxic chemicals to the air, water and land that can pose a threat to the community.

ENVIRONMENTAL REGULATIONS -- INTERNATIONAL

         Although the type of environmental laws and regulations applicable to independent power producers and developers varies widely from country to country, many foreign countries have laws and regulations relating to the protection of the environment and land use which are similar to those found in the United States. Laws applicable to the construction and operation of electric power generation facilities in foreign countries generally regulate discharges and emissions into water and air and also regulate noise levels. Air pollution laws in foreign jurisdictions often limit the emissions of particulates, dust, smoke, carbon monoxide, sulfur dioxide, nitrogen oxide and other pollutants. Water pollution laws in foreign countries generally limit wastewater discharges into municipal sewer systems and require treatment of wastewater which does not meet established standards. New projects and modifications to existing projects are also subject, in many cases, to land use and zoning restrictions imposed in the foreign country. In addition, developers of foreign independent power projects often conduct environmental impact assessments of proposed projects pursuant to existing legislative requirements. Certain lenders to international development projects may impose their own requirements relating to the protection of the environment.

         The Company believes that the level of environmental awareness and enforcement is growing in most countries, including most of the countries in which the Company intends to develop and operate new projects. As a result, plants built overseas will likely include pollution control equipment that is required in the United States. Therefore, based on current trends, the Company believes that the nature and level of environmental regulation that it is subject to will become increasingly stringent, whether the Company undertakes new projects in foreign countries or in the United States.

EMPLOYEES

         At June 30, 1997, the Company employed 405 people, approximately 307 of whom are involved in facility operations. No employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         In addition to the Company's properties listed under Item 1. "Business -- Description of the Company's Facilities," the Company leases its principal executive office, a single 61,024 square foot building, located at 9405 Arrowpoint Boulevard in Charlotte, North Carolina. The Company leases the building and related land from a partnership comprised of four of the Company's shareholders. The building lease has an initial term ending in 2004, with optional renewals through 2047. The term of the land lease extends through 2047. See "Certain Transactions."

         The Company also leases office space in Prince George, Virginia; Portland, Oregon; Singapore; Bangalore, India; Mangalore, India and New Delhi, India, none of which leases or leased premises are material.

         The Company believes that its facilities and properties have been satisfactorily maintained, are in good condition, and are suitable for the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

         Under the amended terms of the power sales agreements for the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport Facilities, the purchasing utility, CP&L, has exercised its right of economic dispatch resulting in significantly reduced fuel requirements at each of these facilities. Coal is supplied to the ELK Facilities by James River and its affiliate, Bell County Coal Corporation. The coal sales agreement for the ELK Facilities provides that the Company's subsidiary operating the ELK Facilities will purchase, and James River will provide, all of such subsidiary's coal requirements through the end of the contract term. In November 1996, James River and its affiliate instituted an action against CECC claiming breach of contract and fraud in the inducement based on the reduction in fuel requirements at the ELK Facilities as a consequence of the recent amendments to the power sales agreements. James River and its affiliate seek specific performance and, in the alternative, an unspecified amount of damages. The lawsuit is pending in the United States District Court for the Eastern District of Kentucky. The coal sales agreement for the ELK Facilities contains an arbitration provision requiring disputes to be submitted to arbitration in North Carolina, which CECC intends to seek to enforce with respect to these claims.

         In October 1996, Coastal, the coal supplier to the Southport Facility under a similar requirements contract, initiated an arbitration proceeding against CNC through the American Arbitration Association in Charlotte, North Carolina. The notice of arbitration alleges breach of contract based on the reduction in fuel requirements at the Southport Facility as a consequence of the recent amendment to the power sales agreement. The arbitration panel has been selected and the proceedings are scheduled for September 30 - October 3, 1997.

         Management believes that in some instances there is no basis for these claims, and, as to the others, there are meritorious defenses. The Company intends to defend the lawsuit and arbitration proceeding vigorously. The Company has established reserves which management believes will be adequate to cover any costs resulting from these matters. In the opinion of management, the ultimate outcome of the litigation, or any arbitration proceeding relating to these claims, will not have a material adverse effect on the Company's consolidated results of operations or financial position.

         In addition, the Company experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

(a) Market Information - There is no established market for the Company's common stock, which is closely held.

(b) Principal Shareholders - All of the issued and outstanding shares of common stock of the Company are beneficially owned by the six persons listed in Item 12 of this report.

(c) Dividends - In fiscal 1996, the Company's board of directors declared a dividend on its outstanding common stock of $4.8 million, which was paid in fiscal 1997. The Company's board of directors declared a dividend on its outstanding common stock of $5.0 million for the fiscal year ended June 30, 1997, which was paid in September 1997. The board of directors has adopted a policy, which is subject to change at any time, of maintaining a dividend payout ratio of no more than 20% of the Company's net income for the immediately preceding fiscal year. While the dividend declared in fiscal 1997 represents a departure from the board's policy due to non-recurring items, the board of directors intends to adhere to the policy in future years. In addition, under the terms of the Indenture of the Senior Notes and a revolving credit facility agreement, the Company's ability to pay dividends and make other distributions to its shareholders is restricted.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial data as of and for the five years ended June 30, 1997, which should be read in conjunction with the Company's consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of and for each of the five years in the period ended June 30, 1997 set forth below has been derived from the consolidated financial statements of the Company, which were audited by Arthur Andersen LLP, independent public accountants.

                                                                       FISCAL YEARS ENDED JUNE 30,
                                                     ----------------------------------------------------------------
                                                       1997          1996          1995          1994          1993
                                                    ---------     ---------     ---------     ---------     ---------
                                                                         (DOLLARS IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:

  Operating revenue:
    Electric                                        $ 315,203     $ 356,459     $ 357,674     $ 351,892     $ 338,645
    Steam                                              26,686        27,703        23,320        22,254        22,637
    Other                                              10,343        22,522         2,992         1,939         1,037
                                                    ---------     ---------     ---------     ---------     ---------
      Total operating revenue                         352,232       406,684       383,986       376,085       362,319
                                                    ---------     ---------     ---------     ---------     ---------

  Operating expenses:
    Operating costs                                   204,446       245,582       235,006       239,225       236,568
    General, administrative and development            39,425        29,983        30,499        26,664        25,116
    Depreciation and amortization                      40,047        37,842        37,642        36,290        28,851
    Loss on impairment and cost of removal of
      cogeneration facilities                          65,628             0             0             0             0
                                                    ---------     ---------     ---------     ---------     ---------
      Total operating expenses                        349,546       313,407       303,147       302,179       290,535
                                                    ---------     ---------     ---------     ---------     ---------

  Operating income                                      2,686        93,277        80,839        73,906        71,784

  Other income (expense):
    Interest expense                                  (56,328)      (58,354)      (59,621)      (50,736)      (45,479)
    Investment and other income                        13,184         7,478         8,269         4,335         4,110
    Equity in net income (loss)
      of affiliates, net                                 (239)        2,104         9,812          (650)            0


  Minority interest in income of joint venture         (4,013)       (4,749)       (4,789)       (3,089)       (2,514)
                                                    ---------     ---------     ---------     ---------     ---------

  Income (loss) before income taxes,
    extraordinary gain (loss) and cumulative
    effect of change in accounting principle          (44,710)       39,756        34,510        23,766        27,901

  Benefit (provision) for income taxes                 17,112       (15,961)      (13,337)       (9,307)      (11,508)
                                                    ---------     ---------     ---------     ---------     ---------

  Income (loss) before extraordinary gain (loss)
    and cumulative effect of change in
    accounting principle                              (27,598)       23,795        21,173        14,459        16,393


  Extraordinary gain (loss) on early
    extinguishment of debt, net                          (703)            0             0         3,055             0


  Cumulative effect of change in method of
    accounting for income taxes                             0             0             0          (875)            0
                                                    ---------     ---------     ---------     ---------     ---------

  Net income (loss)                                 $ (28,301)    $  23,795     $  21,173     $  16,639     $  16,393
                                                    =========     =========     =========     =========     =========

                                                          As of June 30,
                                    --------------------------------------------------------
                                      1997        1996        1995        1994        1993
                                    --------    --------    --------    --------    --------
                                                          (Dollars in thousands)
Balance Sheet Data:

  Total assets                      $859,828    $921,641    $930,733    $944,185    $868,369
                                    ========    ========    ========    ========    ========
  Project financing debt (1)        $591,694    $616,588    $661,891    $702,736    $723,435
                                    ========    ========    ========    ========    ========
  Parent debt (2)                   $100,000    $100,000    $100,000    $100,000    $ 32,037
                                    ========    ========    ========    ========    ========
      Total shareholders' equity    $ 49,709    $ 83,010    $ 63,618    $ 46,560    $ 33,725
                                    ========    ========    ========    ========    ========



(1) Project financing debt with respect to each of the Company's facilities is "substantially non-recourse" to Cogentrix Energy, Inc. and its other project subsidiaries. For a discussion of the term "substantially non-recourse," see "Business -- Description of the Company's Facilities -- Project Financing" herein.

(2) Parent debt represents obligations of Cogentrix Energy, Inc. only and does not include non-recourse obligations of the Company's project subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to discussing and analyzing the Company's recent historical financial results and condition, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes statements concerning certain trends and other forward-looking information affecting or relating to the Company which are intended to qualify for the protections afforded "Forward-Looking Statements" under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein and elsewhere in this Form 10-K are inherently subject to risks and uncertainties which could cause the Company's actual results to differ materially from the forward-looking statements. See cautionary statements appearing above, under "Item 1. Business" and elsewhere in this Form 10-K for a discussion of the important factors affecting the realization of those results.

GENERAL

         The Company acquires, develops, owns and operates power generation facilities and sells electricity and steam in the United States. The Company owns or has interests in 11 power generation facilities having an aggregate capacity of 1,120 megawatts. The Company's consolidated revenues are derived and costs are incurred primarily from the generation and sale of electricity and, to a lesser extent, from the production and sale of thermal energy (primarily steam) and other commodities related to its cogeneration operations. Other revenues and costs arise from fees earned and costs incurred in connection with development activities, ash disposal and environmental consulting services. Each of the Company's facilities relies on a power sales agreement with a single customer for the majority of its revenues over the life of the power sales agreement. During the fiscal year ended June 30, 1997, two regulated utilities, CP&L and Virginia Power, accounted for approximately 87% of the Company's consolidated revenues.

         Nine of the eleven cogeneration facilities in which the Company has an interest are wholly owned by the Company. The Company has only a 50% ownership interest in the Hopewell and Birchwood Facilities. The Company's consolidated financial statements include the accounts of the Hopewell Facility over which the Company has effective control of the management through majority representation on the board of directors of the managing general partner. The "minority interest in income of joint venture" on the Company's consolidated statements of operations reflects the interest of the Company's joint venture partner in the income of the Hopewell Facility. The Company accounts for its investment in the Birchwood Facility, which is operated by a subsidiary of the Company's joint venture partner, under the equity method.

         Effective in September 1996, the Company amended the power sales agreements with CP&L on the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport Facilities. Under the amended terms, the power sales agreements are dispatchable contracts which provide the utility the ability to suspend or reduce purchases of energy from the facilities if CP&L determines it can operate its system for a designated period more economically. In addition to providing CP&L additional dispatch rights, the amendments eliminated the purchase options which CP&L had on the Roxboro and Southport Facilities. The amended power sales agreements are structured so that the Company continues to receive capacity payments during any period of economic dispatch, which cover project debt service, fixed operating costs and constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which are reduced (or possibly eliminated) as a result of economic dispatch, primarily cover variable operating and maintenance costs as well as coal and rail transportation costs. The impact of the amendment to these power sales agreements has been a significant reduction in the Company's electric revenues, which has been offset by reduced fuel costs and operations and maintenance expense at these facilities. In response to the reduction in fuel requirements at these five facilities resulting from the exercise by CP&L of its economic dispatch rights, certain of the Company's coal suppliers for these facilities have instituted various legal proceedings against the Company seeking to recover damages. See "Legal Proceedings" herein.

         In future years, the Company's revenues will or could be impacted by one or more of the following events and uncertainties. First, the Company is engaged in ongoing negotiations with Virginia Power regarding the restructuring of the power sales agreements with respect to the Company's cogeneration facilities located in that utility's service area. These negotiations could result in amendments to the Company's power sales agreements for these facilities granting Virginia Power additional dispatch rights for certain facilities, which, if exercised, would lead to a reduction in the Company's electric revenues from these facilities. Second, certain of the Company's power sales agreements either terminate in years 2000 through 2002 or provide that the rates for energy paid under such agreements after 2002 will be the rates then specified in the applicable avoided cost schedule published by the Virginia State Corporation Commission. The rates specified in the current edition of the applicable avoided cost schedule are significantly lower than the rates currently being paid by Virginia Power for energy under the contracts. And third, the Company is likely to develop future projects with one or more partners as opposed to developing them on its own, in which event the Company's ownership percentage will potentially be less than 51%.
Any such jointly developed projects would likely be accounted for under the equity method with the Company recognizing only equity in net income of the project based on its ownership percentage. Many of these same events and uncertainties, if they occur, will also result in a corresponding decrease in the Company's operating expenses.

         Unusual weather conditions, reduced demand for steam by a facility's steam host and the needs of each facility to perform routine or unanticipated facility maintenance may have an effect on financial results. In addition, power sales agreements at eight of the Company's facilities permit the utility customer to significantly dispatch the related plant (i.e., direct the plant to deliver a reduced amount of electrical output). However, even when dispatched, such facilities' capacity payments, which are structured to cover fixed operating costs and debt service and account for most of the profits of these facilities, are not reduced.

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

         In 1996, the Company began making investments in partnerships formed to develop, construct and operate greenhouses to produce tomatoes. Two of these partnerships are operating greenhouses with a combined total of 50 acres of production capacity. Two additional partnerships in which the Company has invested are constructing greenhouses, with a combined total of 57 acres of production capacity. The Company has a 50% interest in each of these partnerships and accounts for these investments under the equity method.

RESULTS OF OPERATIONS

         The following table sets forth the results of operations and percentage of total operating revenues represented by the components of operating revenues and expenses for the three fiscal years ended June 30, 1997.

                                                               Fiscal Years Ended June 30,
                                     -----------------------------------------------------------------------------
                                              1997                          1996                       1995
                                     ---------------------       ---------------------       ---------------------
                                                                   (Dollars in thousands)
Total operating revenues             $  352,232       100%       $  406,684       100%       $  383,986       100%
Operating costs                         204,446        58           245,582        61           235,006        61
General, administrative and
  development                            39,425        11            29,983         7            30,499         8
Depreciation and amortization            40,047        11            37,842         9            37,642        10
Impairment and cost of removal           65,628        19              --          --              --          --
                                     ----------       ---        ----------       ---        ----------       ---
Operating income                     $    2,686         1        $   93,277        23%       $   80,839        21%
                                     ==========       ===        ==========       ===        ==========       ===
Megawatt hours sold                   3,532,201                   5,175,922                   5,356,253
                                     ==========                  ==========                  ==========

Fiscal 1997 as compared to Fiscal 1996

         Total operating revenues decreased 13.4% to $352.2 million for fiscal 1997 as compared to $406.7 million for fiscal 1996. This decrease was primarily attributable to the significant decreases in electric revenues resulting from economic dispatch of, and consequently reduced energy payments from, the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport Facilities. The decrease in operating revenues is also attributable to the absence of revenue in fiscal 1997 comparable to (i) the payment received in fiscal 1996 upon the execution of a joint development agreement with CLP related to the development of the Company's India project, (ii) the $5 million fee earned by the Company in fiscal 1996 related to the pre-construction development phase of an electric generation facility for Clark and (iii) the $7.5 million capacity buydown payment received in fiscal 1996 from the utility purchasing the electrical output of the Hopewell Facility. To a lesser extent, the decrease in operating revenues was also attributable to a $1.5 million decrease in steam revenues at the Hopewell, Kenansville and Richmond Facilities resulting from a decrease in demand for steam by these facilities' steam hosts and a $2.7 million decrease in electric revenue at the Richmond and Rocky Mount Facilities resulting from a decrease in megawatt hours sold to the purchasing utility. These decreases in operating revenues were partially offset by a $4.6 million increase in electric revenues at the Hopewell and Portsmouth Facilities due to an increase in on-peak megawatt hours provided to the purchasing utility, as well as escalation/inflation adjustment provisions in certain power sales agreements.

         Operating costs decreased 16.8% to $204.4 million for fiscal 1997 as compared to $245.6 million for fiscal 1996. This decrease resulted primarily from the significant decrease in operating expenses at the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport Facilities resulting from their economic dispatch by CP&L, as well as a decrease in fuel expense at the Richmond and Rocky Mount Facilities associated with a decrease in megawatt hours sold. The decrease in operating expense is also due to reductions in maintenance costs at the Hopewell, Portsmouth and Southport Facilities, at which facilities the Company performed routine maintenance during fiscal 1996. These decreases were partially offset by an increase in maintenance costs at the Richmond Facility associated with routine maintenance performed in fiscal 1997 and an increase in operating costs incurred by ReUse related to third-party agreements and expense associated with a payment due to a deceased officer's beneficiary in fiscal 1997.

         General, administrative and development expenses increased 31.5% to $39.4 million for fiscal 1997 as compared to $29.9 million for fiscal 1996. The increase is primarily the result of $10.7 million of payments made in connection with restructuring or terminating incentive compensation arrangements for certain employees, an increase in performance bonuses paid and severance payments made to certain executive officers in fiscal 1997. These increases were partially offset by a reduction in payments made under the profit-sharing plan, due to a net loss before tax, a reduction in development expenses incurred on a project the Company is developing in Idaho, as well as a general reduction in consulting expenses related to development.

         During fiscal 1997, the Company undertook an analysis of the post-contract operating environment for all of its operating facilities in light of the dramatic market changes that are taking place in the power generation industry. The analysis included assumptions regarding future levels of operations, operating costs and market prices for equivalent generation available from other sources. As a part of this analysis, in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company assessed whether any impairment of the Company's facilities had occurred. This assessment included comparing the projected future cash flows to be provided by these assets to the net book value of such assets. Based on this assessment, the Company determined that an impairment loss had occurred on the Elizabethtown, Lumberton, Kenansville and Ringgold Facilities. This loss on impairment of cogeneration facilities of $57.3 million, recorded in fiscal 1997, represents the excess of the net book value of these cogeneration facilities over their current fair value, determined by discounting to present value projected future cash flows to be provided by such assets. The Company believes that its projections of future cash flows are based upon reasonable assumptions about the future performance of these assets. Because of the risks and uncertainties associated with any projections, there can be no assurances, however, that actual events will be consistent with the assumptions made, and future cash flows may be greater or less than those projected.

         The Company's analysis of the post-contract operating environment also resulted in the recognition of an $8.3 million liability related to the Company's estimated cost of removal obligations under the land leases for the Elizabethtown, Lumberton and Kenansville Facilities. The total impairment loss and cost of removal of $65.6 million has been reflected in the statement of operations for the year ended June 30, 1997. Also in connection with the overall assessment of the post-contract operating environment for its cogeneration facilities, the Company concluded that, effective January 1, 1997, the Lumberton, Elizabethtown, Kenansville, Roxboro and Southport Facilities would be depreciated over the remaining term of these facilities' power sales agreements. The 5.8% increase in depreciation and amortization expense in fiscal 1997 as compared to fiscal 1996 relates primarily to this change in the estimated useful lives of these facilities.

         The 3.5% decrease in interest expense is a result of the decrease in the weighted average debt outstanding from $739 million in fiscal 1996 to $704 million in fiscal 1997. The decrease in weighted average debt outstanding, which relates to scheduled maturities of the Company's project finance debt and the repayment of the subordinated debt at the Elizabethtown, Lumberton and Kenansville Facilities, was partially offset by an increase in project debt outstanding at the Hopewell Facility and the Roxboro and Southport Facilities, which related to refinancings completed during fiscal 1997.

         Investment income increased 76.3% to $13.2 million for fiscal 1997 as compared to fiscal 1996. The increase in investment income is related to larger cash and investment balances maintained by the Company during fiscal 1997 as compared to fiscal 1996, the recognition of a net loss on the sale of marketable securities of approximately $900,000 during fiscal 1996 and the $3.1 million gain on the sale (discussed below) of an investment during fiscal 1997.

         In December 1996, the Company sold its investment in Bolivian Power Company Limited ("Bolivian Power") to NRG Generating Holdings (No. 9), B.V., a wholly owned subsidiary of NRG Energy, Inc. ("Holdings"), pursuant to a cash tender offer which Holdings made for all the outstanding common stock of Bolivian Power at a price of $43 per share. The Company recognized a $3.1 million gain on the sale of its investment in Bolivian Power, net of transaction costs, which included payments made to certain unaffiliated individuals who performed development activities for Bolivian Power.

         The equity in net loss of affiliates of $200,000 for fiscal 1997 as compared to the equity in net income of affiliates of $2.1 million for fiscal 1996 is primarily attributable to the Company selling its investment in Bolivian Power in December 1996. The Company recognized approximately $3.9 million in equity in net income of affiliates in fiscal 1996 related to Bolivian Power, which included the Company's share of a one-time gain recognized by Bolivian Power on the sale of its distribution assets. This decrease in equity in net income of affiliates was partially offset by earnings generated by the Company's investment in a greenhouse facility in Texas, which commenced commercial operation in late calendar 1996, earnings generated by the Company's investment in the Birchwood Facility, which commenced commercial operations in November 1996, and a reduction in development costs associated with the termination in December 1996 of funding for a partnership pursuing development opportunities in Latin America.

         The decrease in minority interest in income of joint venture in fiscal 1997 as compared to fiscal 1996 related to the decrease in net income of the Hopewell Facility. The decrease in net income of the Hopewell Facility in turn resulted primarily from the absence of revenue in fiscal 1997 comparable to the $7.5 million capacity buydown payment received in fiscal 1996 from the utility purchasing the electrical output of the Hopewell Facility. This decrease was partially offset by a reduction in maintenance costs incurred at the Hopewell Facility in fiscal 1997 as compared to fiscal 1996.

         The benefit for income taxes for fiscal 1997 represents an effective rate of 38.3% of loss before benefit for income taxes as compared to an effective rate of 40.1% of income before income taxes for fiscal 1996. The decrease in the effective rate in fiscal 1997 relates to the reduced recognition of current year losses for state income tax purposes. A more complete discussion of income taxes is included in Note 7 of Notes to Consolidated Financial Statements.

         The extraordinary loss on early extinguishment of debt in fiscal 1997 relates to the write-off of the deferred financing costs on the Elizabethtown, Lumberton and Kenansville Facilities' original project debt, which was refinanced in September 1996.

Fiscal 1996 as compared to Fiscal 1995

         Total operating revenues increased $22.7 million (5.9%) in fiscal 1996 as compared to fiscal 1995. This increase in operating revenues was primarily attributable to the $7.5 million payment received from the utility purchasing the electrical output of the Hopewell Facility in connection with such utility's buydown of the Hopewell Facility's declared capacity from 100 to 88.5 megawatts, the $5 million fee earned by the Company related to the pre-construction development phase of an electric generation facility for Clark and the payment received by the Company upon the execution in July 1995 of the joint development agreement with CLP related to the development of the Company's India project. The increase in operating revenues for fiscal 1996 was also related to the increase in megawatt hours sold by the Elizabethtown, Kenansville, Richmond and Rocky Mount Facilities, the 168% increase in steam revenue at the Hopewell Facility associated with an increase in steam demand by the industrial host and the escalation/inflation adjustment provisions in certain power sales agreements. The increase in revenues for fiscal 1996 was partially offset by a $10.2 million decrease in electric revenues at the Hopewell Facility related to the significant, unscheduled maintenance performed at the facility which resulted in a decrease in megawatt hours delivered to the purchasing utility in fiscal 1996.

         Operating costs for fiscal 1996 increased 4.5% to $245.6 million as compared to $235 million in fiscal 1995. This increase relates primarily to a significant increase in maintenance costs at the Hopewell Facility related to the unscheduled boiler outages associated with replacing the tubing in all of the facility's boilers. The increase in operating costs also relates to routine turbine and boiler maintenance performed at the Rocky Mount and Richmond Facilities. The increases in operating costs were partially offset by significant decreases in fiscal 1996 in routine maintenance costs at the Portsmouth, Lumberton and Kenansville Facilities, at which facilities the Company performed routine turbine and boiler maintenance during fiscal 1995.

         General, administrative and development expenses decreased 1.7% to $30.0 million in fiscal 1996 as compared to $30.5 million in fiscal 1995. The decrease for fiscal 1996 relates primarily to a decrease in performance bonuses paid in fiscal 1996, severance payments accrued in fiscal 1995 related to certain former participants in the Company's incentive compensation plan and to a buyout of an unrelated consultant in fiscal 1995 of a long term consulting agreement under which the consultant provided services to the Ringgold Facility. The decrease in general, administrative and development expenses for fiscal 1996 also relates to a general decrease in outside consulting expenses associated with the Company's international development efforts, which is partially attributable to the direct development expenses related to the India project being shared equally with CLP commencing in July 1995. These decreases were partially offset by an increase in the incentive compensation accrual for fiscal 1996 due to an increase in net income before taxes, expenses associated with the Company's deferred compensation plan, which commenced in January 1995, and development expenses incurred on the Rathdrum Project which commenced development in December 1994.

         The 2.1% decrease in interest expense is a result of the decrease in the weighted average debt outstanding from $782 million in fiscal 1995 to $739 million in fiscal 1996. The decrease in weighted average debt outstanding relates primarily to regularly scheduled repayments of principal on the Company's project finance debt. The decrease in interest expense was partially offset by an increase in interest expense associated with an increase in the weighted average interest rate from 7.62% in fiscal 1995 to 7.89% for fiscal 1996. This increase in the weighted average interest rate relates primarily to a new interest rate swap agreement on the Portsmouth Facility project debt and an increase in the interest rate floor on a certain interest rate hedge agreement on the Richmond Facility project debt.

         Investment income decreased 9.6% to $7.5 million for fiscal 1996 as compared to fiscal 1995. This decrease relates primarily to a net loss in the sale of marketable securities of approximately $900,000 during fiscal 1996. This decrease in investment income was partially offset by increases in investment income associated with larger cash and investment balances maintained by the Company during fiscal 1996 as compared to fiscal 1995.

         The decrease in equity in net income of affiliates is related to the $10.7 million gain recognized during fiscal 1995 on the termination of the power sales agreement between Consumers Power Company and Michigan Cogeneration Partners Limited Partnership, a joint venture between the Company and Wolverine Energy, Inc. This decrease in equity in net income of affiliates was partially offset by an increase in the equity in net income of affiliates associated with the equity in net income of the Company's investment in Bolivian Power, which was acquired in November 1994. The Company recognized approximately $3.9 million in equity in net income of affiliates during fiscal 1996 related to Bolivian Power, $2.3 million of which was associated with the gain recognized by Bolivian Power on the sale of its distribution subsidiaries.

         The minority interest in income of joint venture for fiscal 1996 was similar to that recognized for the same period of fiscal 1995. However, during fiscal 1996 the Hopewell Facility recognized a significant increase in operating costs from the unscheduled outages associated with the boiler retubing maintenance and from the related routine maintenance performed during these outages. This significant increase in operating costs during fiscal 1996 was offset by a decrease in fuel expense associated with the Hopewell Facility operating at lower levels in fiscal 1996 and an increase in revenues associated with the $7.5 million capacity buydown payment received from the utility purchasing the electrical output of the Hopewell Facility in fiscal 1996.

         The provision for income taxes in fiscal 1996 represents an effective rate of 40.1% of income before income taxes as compared to an effective rate of 38.6% of income before income taxes in fiscal 1995. This increase in the effective tax rate relates to the reduced recognition of state net operating loss carryforwards calculated under the apportionment method in fiscal 1996. A more complete discussion of income taxes is included in Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The principal components of operating cash flow for the fiscal year ended June 30, 1997 were generated by a net loss of $28.3 million, increases due to adjustments for depreciation and amortization of $40 million, loss on impairment and cost of removal of cogeneration facilities of $65.6 million, extraordinary loss on early extinguishment of debt of $1.2 million, distributions from and equity in net loss of unconsolidated affiliates of $7.4 million and a net $16.5 million source of cash reflecting changes in other working capital assets and liabilities, which were partially offset by deferred taxes of $27.6 million, gain on the sale of the investment in Bolivian Power of $3.1 million and minority interest in income of joint venture, net of dividends, of $7.7 million. Cash flow provided by operating activities of $64 million, net of proceeds from the sale of the investment in Bolivian Power of $25.4 million, proceeds from project finance borrowings of $70.7 million, and $55 million of cash escrows and restricted marketable securities released were primarily used to purchase equipment of $3.0 million, to make investments in marketable securities of $21.5 million, to make investments in affiliates of $58.2 million, to repay project finance borrowings of $95.5 million, to pay deferred financing costs of $2.9 million and to pay common stock dividends of $4.8 million.

         The principal components of cash flow provided by operating activities for fiscal year ended June 30, 1996 were generated by net income of $23.8 million, increases due to adjustments for depreciation and amortization of $37.8 million, deferred income taxes of $8.6 million, minority interest in income of joint venture of $3.4 million, net of dividends, loss on the sale of securities, net of $0.9 million, and a net $5.5 million source of cash reflecting changes in other working capital assets and liabilities which were partially offset by $1.5 million of equity in net income of affiliates net of dividends received from unconsolidated affiliates. Cash flow provided by operating activities of $78.5 million and proceeds from project finance borrowings of $0.4 million were primarily used to purchase property, plant and equipment of $1.6 million, to purchase marketable securities of $12.5 million, to make investments in affiliates of $6.5 million, to repay project finance borrowings of $46.6 million, to fund cash escrows of $7.5 million and to pay a dividend to common shareholders of $4.2 million.

         Historically, the Company has financed each facility primarily under financing arrangements and related documents which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of that project subsidiary. This type of financing is generally referred to as "project financing." The project financing debt of the Company's subsidiaries (aggregating $591.7 million as of June 30, 1997) is substantially non-recourse to the Company and its other project subsidiaries, except in connection with certain transactions where Cogentrix Energy, Inc. or Cogentrix has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include (i) an agreement for the benefit of the Roxboro and Southport project lenders to fund cash deficits the project may experience as a result of incurring certain costs, subject to a cap of $11.3 million, (ii) guarantees to fund a reserve account in connection with the financing of a project subsidiary in an aggregate amount of up to approximately $4.0 million and (iii) guarantees of obligations and liabilities of the Company's ReUse subsidiary limited in an aggregate amount of up to $2.5 million. In addition, Cogentrix has guaranteed certain project subsidiaries' obligations to the utility under power sales agreements and obligations of up to $1.5 million of ReUse under an ash disposal agreement with an unrelated third party. Because certain of these limited guarantees and other obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of the Company's potential exposure under these guarantees cannot be quantified. The aggregate contractual liability of the Company to its subsidiaries' project lenders is, in each case, a small portion of the aggregate project debt. If, however, the Company were required to satisfy all these guarantees and other obligations or even one or more of the significant ones, such event could have a material adverse impact on the Company's financial condition.

         As of June 30, 1997, the Company had long-term debt (including the current portion thereof) of approximately $691.7 million. With the exception of the $100 million of Senior Notes issued in March, 1994, substantially all of such indebtedness is project financing debt. Future annual maturities of long-term debt range from $62.4 million to $90.4 million in the five-year period ending June 30, 2002. The Company believes that its project subsidiaries will generate sufficient cash flow to pay all required debt service on the project financing debt and to allow them to pay management fees and dividends to Cogentrix Energy, Inc. periodically in sufficient amounts to allow Cogentrix Energy, Inc. to pay all required debt service on the Senior Notes, fund a significant portion of its development activities and meet its other obligations. If, as a result of unanticipated events, the Company's ability to generate cash from operating activities is significantly impaired, the Company could be required to curtail its development activities to meet its debt service obligations.

         On March 15, 1994, the Company issued $100 million of registered, unsecured Senior Notes due 2004. The Senior Notes were priced at par to yield 8.10%. Of the net proceeds to the Company from the issuance of the Senior Notes, $23.5 million was used in March 1994 to repay the outstanding balance due under a corporate credit facility, $3 million was used in April 1994 to purchase the subordinated note of CPA (project subsidiary operating the Ringgold Facility), $18 million was used in November 1994 to purchase 17.1% of the common stock of Bolivian Power, $29.5 million was used in December 1994 to purchase a 50% interest in Birchwood, $4.6 was used in February 1996 to purchase a 50% interest in a tomato greenhouse in Texas, and the balance was used to fund a portion of the Company's equity investment in Birchwood.

         In May 1997, the Company entered into a credit agreement with Australia and New Zealand Banking Group Limited, as Agent, which provides for a $50 million revolving credit facility ("Credit Facility") with a term of three years ("Revolving Term"). The Credit Facility provides for one-year extensions of the Revolving Term, subject to lender consent. The Company can utilize the Credit Facility in the form of direct advances or the issuance of unsecured letters of credit. The outstanding balance of the Credit Facility at the end of the Revolving Term is payable over two years in four equal semiannual repayments of direct advances or collateralization of letters of credit. As of June 30, 1997, the Company had no advances or letters of credit outstanding under the Credit Facility.

         Any projects the Company develops in the future, and those independent power projects it may seek to acquire, are likely to require substantial capital investment. The Company's ability to arrange financing on a substantially non-recourse basis and the cost of such capital are dependent on numerous factors. In order to access capital on a substantially non-recourse basis in the future, the Company may have to make larger equity investments in, or provide more financial support for, the project entity.

         The ability of the Company's project subsidiaries to pay dividends and management fees periodically to Cogentrix Energy, Inc. is subject to certain limitations in their respective project credit documents. Such limitations generally require that: (i) project debt service payments be current, (ii) project debt service coverage ratios be met, (iii) all project debt service and other reserve accounts be funded at required levels, and (iv) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary. See "Business -- Description of the Company's Facilities," and " -- Facilities in Operation" herein.

         In December 1994, the Company acquired a 50% interest in Birchwood, a partnership formed to own a 220 megawatt coal-fired cogeneration facility (the "Birchwood Facility") in King George County, Virginia, from two indirect wholly-owned subsidiaries of The Southern Company. The purchase price of the 50% interest in Birchwood Power was approximately $29.5 million and was funded with a portion of the net proceeds of the Company's Senior Note offering. The Company also provided an equity contribution to Birchwood Power of approximately $43.7 million in March 1997, which was funded with the remaining proceeds of the Company's Senior Note offering and corporate cash balances. Birchwood, which commenced commercial operations in November 1996, sells electricity to Virginia Power and provides thermal energy to a 36-acre greenhouse under long-term contracts.

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

         In July 1995, the Company executed a joint development agreement with a subsidiary of CLP (the "Joint Venture") which provides for the Company and CLP to co-develop a 1,000 megawatt coal-fired facility in India and to share equally in the direct development expenses related to the project. Additionally, the Company expects to secure one or more other partners for the purpose of making equity investments in the project. The Company currently anticipates requiring funds, in addition to amounts payable by CLP to the Company at financial closing of the project, in an amount ranging from $60 to $65 million for the purpose of making its equity investment in the India project. The Company expects to fund this equity commitment from corporate cash balances.

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

         In September 1996, the Company renegotiated the project financing arrangements for its Roxboro and Southport Facilities. The amended agreements resulted in an approximate $18.4 million increase in the amount of indebtedness outstanding and extended the final maturity date of the loan by 7 months. The Company's project subsidiary operating the Roxboro and Southport Facilities transferred substantially all of the additional funds borrowed (net of transaction costs) to Cogentrix Energy, Inc., which utilized $5.5 million to make a capital contribution to the project subsidiary operating the ELK Facilities in connection with the refinancing of its project debt in September 1996. The remainder of the proceeds will be used by the Company for general corporate purposes.

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

         In September 1997, the Company's board of directors declared a $5.0 million dividend for the fiscal year ended June 30, 1997 payable to the common shareholders of the Company, which was paid in September 1997. The board of directors has adopted a policy, which is subject to change at any time, of maintaining a dividend payout ratio of no more than 20% of the Company's net income for the immediately preceding fiscal year. While the dividend declared for fiscal 1997 represents a departure from the policy due to non-recurring items, the board of directors intends to adhere to the policy in future years. Under the terms of the Indenture for the Senior Notes and the Credit Facility, the Company's ability to pay dividends and make other distributions to the shareholders is restricted.

IMPACT OF ENERGY PRICE CHANGES, INTEREST RATES AND INFLATION

         Energy prices are influenced by changes in supply and demand as well as economic conditions generally and tend to fluctuate significantly. Through various hedging mechanisms, the Company has attempted to mitigate the impact of changes on the results of operations of most of its projects. The basic hedging mechanism against increased fuel and transportation costs is to provide contractually for matching increases in the energy payments the Company's project subsidiaries receive from the utility purchasing the electricity generated by the facility.

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

         Changes in interest rates could have a significant impact on the Company. Interest rate changes affect the cost of capital needed to construct projects as well as interest expense of existing project financing debt. As with fuel price escalation risk, the Company has substantially hedged against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps. As of June 30, 1997, approximately

87.6% of the Company's project financing debt was hedged, with 30.4% being hedged with interest rate caps which were above the prevailing market rate at June 30, 1997 and therefore subject to interest rate volatility.

         Although hedged to a significant extent, the Company's financial results will likely be affected to some degree by fluctuations in energy prices, interest rates and inflation. The effectiveness of the hedging techniques implemented by the Company is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contracts. The Company has sought to reduce the risk by entering into contracts with creditworthy organizations.

CHANGE OF CORPORATE FISCAL YEAR

         On September 18, 1997, the Company's board of directors authorized management to take the necessary actions and secure the required approvals to change the fiscal year end of the Company from June 30 to December 31, effective December 31, 1997. Management believes it is preferable for the Company to report on a calendar year basis for reasons including, but not limited to, the following: (1) the majority of corporations (the Company's peer group) in the independent power industry report on a calendar year basis, (2) the majority of the Company's joint ventures formed with third parties report on a calendar year basis, and (3) a calendar year reporting period more closely approximates the Company's business cycle under its long-term contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                      INDEX


                                                                          Page
                                                                          ----

Reports of Independent Public Accountants                                  46

Consolidated Financial Statements:

         Consolidated Balance Sheets at June 30, 1997 and 1996             48

         Consolidated Statements of Operations For the Years Ended
             June 30, 1997, 1996 and 1995                                  49

         Consolidated Statements of Changes in Shareholders' Equity
             For the Years Ended June 30, 1997, 1996 and 1995              50

         Consolidated Statements of Cash Flows
           For the Years Ended June 30, 1997, 1996 and 1995                51

Notes to Consolidated Financial Statements                                 52

Financial Statement Schedules:

         Schedule I - Condensed Financial Information of the Registrant    65




Schedules other than those listed above have been omitted, since they are not required, are not applicable or are unnecessary due to the presentation of the required information in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO COGENTRIX ENERGY, INC.:

         We have audited the accompanying consolidated balance sheets of Cogentrix Energy, Inc. (a North Carolina corporation) and subsidiary companies as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The summarized financial data for Bolivian Power Company Limited contained in Note 4 are based on the financial statements of Bolivian Power Company Limited which were audited by other auditors. Their report has been furnished to us and our opinion, insofar as it relates to the data in Note 4, is based solely on the report of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cogentrix Energy, Inc. and subsidiary companies as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                               ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
         September 12, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS:

Compania Boliviana de Energia Electrica S.A. -- Bolivian Power Company Limited

         We have audited the consolidated financial statements of Compania Boliviana de Energia Electrica S.A. -- Bolivian Power Company Limited and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Compania Boliviana de Energia Electrica S.A. -- Bolivian Power Company Limited and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in the United States of America.

                                         PRICE WATERHOUSE
                                         Moreno, Munoz y
                                         Cia.



                                         La Paz, Bolivia
                                         February 28, 1997

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                         1997             1996
                                                                       --------         --------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $ 62,596         $ 33,351
  Restricted cash                                                        30,888           42,203
  Marketable securities                                                  21,494                0
  Restricted investments                                                 20,000                0
  Accounts receivable                                                    57,880           57,331
  Inventories                                                            15,723           19,086
  Other current assets                                                    5,779            2,883
                                                                       --------         --------

    Total current assets                                                214,360          154,854

PROPERTY, PLANT AND EQUIPMENT,
  Net of accumulated depreciation:  1997, $169,761; 1996, $156,215      514,449          604,491

LAND AND IMPROVEMENTS                                                     2,540            2,424

DEFERRED FINANCING, START-UP AND ORGANIZATION COSTS,
    Net of accumulated amortization:  1997, $16,373; 1996, $19,653       22,601           25,105

RESTRICTED INVESTMENTS                                                        0           63,695

NATURAL GAS RESERVES                                                      2,829            3,611

INVESTMENTS IN AFFILIATES                                                84,599           56,028

OTHER ASSETS                                                             18,450           11,433
                                                                       --------         --------

                                                                       $859,828         $921,641
                                                                       ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                    $ 62,370         $ 48,416
  Accounts payable                                                       22,147           21,453
  Accrued compensation                                                   12,290            4,393
  Accrued interest payable                                                3,308            4,063
  Accrued dividends payable                                               5,000            4,759
  Other accrued liabilities                                              13,040            8,816
                                                                       --------         --------

    Total current liabilities                                           118,155           91,900

LONG-TERM DEBT                                                          631,624          670,900

DEFERRED INCOME TAXES                                                    23,074           46,971

MINORITY INTEREST IN JOINT VENTURE                                       14,354           22,044

OTHER LONG-TERM LIABILITIES                                              22,912            6,816
                                                                       --------         --------

                                                                        810,119          838,631
                                                                       --------         --------

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 10)
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                                   130              130
  Accumulated earnings                                                   49,579           82,880
                                                                       --------         --------
                                                                         49,709           83,010
                                                                       --------         --------
                                                                       $859,828         $921,641
                                                                       ========         ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE YEARS ENDED JUNE 30, 1997, 1996
                   AND 1995 (DOLLARS IN THOUSANDS, EXCEPT FOR
                        EARNINGS (LOSS) PER COMMON SHARE)


                                                                                   1997               1996               1995
                                                                                 ---------          ---------          ---------

OPERATING REVENUE:
  Electric                                                                       $ 315,203          $ 356,459          $ 357,674
  Steam                                                                             26,686             27,703             23,320
  Other                                                                             10,343             22,522              2,992
                                                                                 ---------          ---------          ---------
                                                                                   352,232            406,684            383,986
                                                                                 ---------          ---------          ---------

OPERATING EXPENSES:
  Fuel expense                                                                     131,405            171,310            168,184
  Operations and maintenance                                                        73,041             74,272             66,822
  General, administrative and development expenses                                  39,425             29,983             30,499
  Depreciation and amortization                                                     40,047             37,842             37,642
  Loss on impairment and cost of removal of cogeneration facilities                 65,628                  0                  0
                                                                                 ---------          ---------          ---------
                                                                                   349,546            313,407            303,147
                                                                                 ---------          ---------          ---------

OPERATING INCOME                                                                     2,686             93,277             80,839

OTHER INCOME (EXPENSE):
  Interest expense                                                                 (56,328)           (58,354)           (59,621)
  Investment and other income                                                       13,184              7,478              8,269
  Equity in net income (loss) of affiliates, net                                      (239)             2,104              9,812
                                                                                 ---------          ---------          ---------

INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME OF
  JOINT VENTURE, INCOME TAXES AND EXTRAORDINARY LOSS                               (40,697)            44,505             39,299

MINORITY INTEREST IN INCOME OF JOINT VENTURE                                        (4,013)            (4,749)            (4,789)
                                                                                 ---------          ---------          ---------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                           (44,710)            39,756             34,510

BENEFIT (PROVISION) FOR INCOME TAXES                                                17,112            (15,961)           (13,337)
                                                                                 ---------          ---------          ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                            (27,598)            23,795             21,173

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAX BENEFIT OF $470                                                   (703)                 0                  0
                                                                                 ---------          ---------          ---------

NET INCOME (LOSS)                                                                ($ 28,301)         $  23,795          $  21,173
                                                                                 =========          =========          =========

EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary loss                                        ($  97.87)         $   84.38          $   75.08
  Extraordinary loss                                                                 (2.49)              0.00               0.00
                                                                                 ---------          ---------          ---------
                                                                                 ($ 100.36)         $   84.38          $   75.08
                                                                                 =========          =========          =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         282,000            282,000            282,000
                                                                                 =========          =========          =========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
          (DOLLARS IN THOUSANDS, EXCEPT FOR DIVIDENDS PER COMMON SHARE)




                                                       NET UNREALIZED
                                                          LOSS ON
                                          COMMON       AVAILABLE FOR       ACCUMULATED
                                           STOCK       SALE SECURITIES       EARNINGS                TOTAL
                                           -----       ---------------       --------                -----

Balance, June 30, 1994                      $130            ($476)            $ 46,906             $ 46,560

Net unrealized loss on available
    for sale securities, net of
    deferred income tax benefit
    of $34                                     0              120                    0                  120

Net income                                     0                0               21,173               21,173

Common stock dividends
    ($15.01 per common share)                  0                0               (4,235)              (4,235)
                                            ----            -----             --------             --------

Balance, June 30, 1995                       130             (356)              63,844               63,618

Net unrealized gain on available
    for sale securities, net of
    deferred income tax
    provision of $256                          0              356                    0                  356

Net income                                     0                0               23,795               23,795

Common stock dividends
    ($16.88 per common share)                  0                0               (4,759)              (4,759)
                                            ----            -----             --------             --------

Balance, June 30, 1996                       130                0               82,880               83,010

Net loss                                       0                0              (28,301)             (28,301)

Common stock dividends
    ($17.73 per common share)                  0                0               (5,000)              (5,000)
                                            ----            -----             --------             --------

Balance, June 30, 1997                      $130            $   0             $ 49,579             $ 49,709
                                            ====            =====             ========             ========




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)



                                                                                   1997                 1996                 1995
                                                                                 --------             --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              ($28,301)            $ 23,795             $ 21,173
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                                  40,047               37,842               37,642
    Loss on impairment and cost of removal of cogeneration facilities              65,628                    0                    0
    Deferred income taxes                                                         (27,585)               8,569                7,718
    Extraordinary loss on early extinguishment of debt                              1,173                    0                    0
    Minority interest in income of joint venture, net of dividends                 (7,690)               3,407                3,680
    Gain on sale of investment in Bolivian Power                                   (3,137)                   0                    0
    Equity in net (income) loss of unconsolidated affiliates                          239               (2,104)             (11,057)
    Dividends received from unconsolidated affiliates                               7,152                  617               14,853
    Loss on sale of securities, net                                                     0                  890                    0
    Increase in accounts receivable                                                  (549)                (795)              (1,313)
    Decrease in inventories                                                         4,145                  667                  317
    Increase (decrease) in accounts payable                                           (61)               1,628               (2,708)
    Increase in accrued liabilities                                                12,121                3,809                  585
    Decrease in other                                                                 866                  141                  564
                                                                                 --------             --------             --------
  Net cash flows provided by operating activities                                  64,048               78,466               71,454
                                                                                 --------             --------             --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                                        (2,956)              (1,555)              (8,171)
    Decrease (increase) in marketable securities                                   22,201              (12,456)               1,506
    Investments in affiliates                                                     (58,222)              (6,516)             (48,323)
    Proceeds from sale of investment in Bolivian Power, net                        25,398                    0                    0
    Decrease (increase) in restricted cash                                         11,315               (8,190)              (4,157)
                                                                                 --------             --------             --------
  Net cash flows used in investing activities                                      (2,264)             (28,717)             (59,145)
                                                                                 --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of notes payable and long-term debt                                   70,661                  406                1,622
    Repayments of notes payable and long-term debt                                (95,552)             (46,642)             (42,513)
    Increase in deferred financing costs                                           (2,889)                   0                  (93)
    Common stock dividends paid                                                    (4,759)              (4,235)              (3,328)
                                                                                 --------             --------             --------
  Net cash flows used in financing activities                                     (32,539)             (50,471)             (44,312)
                                                                                 --------             --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               29,245                 (722)             (32,003)
CASH AND CASH EQUIVALENTS, beginning of year                                       33,351               34,073               66,076
                                                                                 --------             --------             --------
CASH AND CASH EQUIVALENTS, end of year                                           $ 62,596             $ 33,351             $ 34,073
                                                                                 ========             ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                $ 54,458             $ 58,253             $ 58,952
                                                                                 ========             ========             ========
    Income taxes paid                                                            $  8,271             $  7,023             $  4,664
                                                                                 ========             ========             ========




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS

         Cogentrix Energy, Inc. and subsidiary companies (collectively, the "Company") is principally engaged in the business of acquiring, developing, owning and operating independent power generating facilities (individually, a "Facility," or collectively, the "Facilities"). As of June 30, 1997, the Company owned or had interests in eleven Facilities in the United States with an aggregate installed capacity of approximately 1,120 megawatts. Two of the eleven Facilities are owned 50% by the Company and 50% by other independent power producers. Electricity generated by each Facility is sold to an electric utility (the "Utility") and steam is sold to an industrial company (the "Steam Purchaser"), all under long-term contractual agreements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation and Basis of Presentation -- The accompanying consolidated financial statements include the accounts of Cogentrix Energy, Inc., its subsidiary companies and a 50% owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner. Investments in other affiliates in which the Company has a 20% to 50% interest and/or the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. All material intercompany transactions and balances among Cogentrix Energy, Inc. and its subsidiary companies and its consolidated joint venture have been eliminated in the accompanying consolidated financial statements.

         Cash and Cash Equivalents -- Cash and cash equivalents include bank deposits, commercial paper, government securities and certificates of deposit that mature within three months of their purchase. Amounts in debt service accounts which might otherwise be considered cash equivalents are treated as current restricted cash.

         Marketable Securities -- Marketable securities include commercial paper, corporate obligations, government securities, and certificates of deposit with maturity dates in excess of three months from their date of purchase. All investments in debt securities held by the Company are classified as available for sale securities and are reported at fair value. Realized gains or losses are determined on the specific identification method and are reflected in income. Unrealized gains and losses are reported net of taxes as a separate component of shareholders' equity, except those unrealized losses that are deemed to be other than temporary, which are reflected in income.

         Construction Agreement -- In December 1994, the Company executed an engineering, procurement and construction agreement (the "Construction Agreement") with Public Utility District No. 1 of Clark County, Washington ("Clark"). Under this Construction Agreement, the Company is engineering, procuring equipment for and constructing a 248 megawatt combined-cycle, gas-fired electric generation facility (the "Clark Facility"). The Company is accounting for the construction under the completed-contract method, and, as such, all third-party construction costs and reimbursements are deferred until the contract is completed. Costs incurred as of June 30, 1997 and 1996 of $104,960,000 and $37,117,000, respectively, are netted against the related reimbursed costs of $99,552,000 and $35,572,000, respectively, and the difference is included in accounts receivable on the accompanying consolidated balance sheets.

         Inventories -- Coal inventories consist of the contract purchase price of coal and all transportation costs incurred to deliver the coal to each Facility. Gas inventories represent the cost of natural gas purchased as fuel reserves for a Facility that is forecasted to be consumed during the next fiscal year. Spare parts inventories consist of major equipment and recurring maintenance supplies required to be maintained in order to facilitate routine maintenance activities and minimize unscheduled maintenance outages. As of June 30, 1997 and 1996, fuel and spare parts inventories are comprised of the following (dollars in thousands):

                                  1997            1996
                                -------         -------

            Coal                $ 8,274         $11,951
            Natural gas             700             700
            Spare parts           6,749           6,435
                                -------         -------
                                $15,723         $19,086
                                =======         =======

Coal inventories at certain Facilities are recorded at last-in, first-out ("LIFO") cost, with the remaining Facilities' coal inventories recorded at first-in, first-out ("FIFO") cost. The cost of coal inventories recorded on a LIFO basis was $900,000, $1,458,000 and $1,162,000 less than the cost of these inventories on a FIFO basis as of June 30, 1997, 1996 and 1995, respectively. Spare parts inventories are recorded at average cost.

         Property, Plant and Equipment -- Property, plant and equipment is recorded at actual cost. Substantially all property, plant and equipment consists of cogeneration facilities which are depreciated on a straight-line basis over their estimated useful lives (ranging from 9 to 30 years). Other property and equipment is depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from 3 to 10 years). Maintenance and repairs are charged to expense as incurred. Emergency and rotatable spare parts inventories are included in plant and are depreciated over the useful life of the related components.

         Natural Gas Reserves -- Natural gas reserves consist of the cost of natural gas purchased as long-term fuel reserves for a Facility. These reserves are recorded at cost.

         Deferred Financing, Start-up and Organization Costs -- Financing costs, consisting primarily of legal and other direct costs incurred to obtain financing for the Facilities, are deferred and amortized over the permanent financing term. Start-up and organization costs include payroll costs and fees paid to consultants, technicians and vendors associated with the formation of each entity and the start-up of the Facilities. All start-up costs were fully amortized as of June 30, 1997.

         Project Development Costs -- Project development costs represent costs incurred after executing a power sales contract or obtaining a viable project site or signing a letter of intent and prior to obtaining project financing and starting physical construction. These costs represent amounts incurred for professional services, salaries, permits, options and other direct and incremental costs and are included in construction in progress when project financing is obtained or expensed at the time the Company determines the project will not be developed.

         Revenue Recognition -- Revenues from the sale of electricity and steam are recorded based upon output delivered and capacity provided at rates specified under contract terms. Significant portions of the Company's revenues have been derived from certain electric utility customers. Two customers accounted for 62% and 25% of revenues in 1997, 55% and 33% of revenues in 1996 and 57% and 34% of revenues in 1995.

         Interest Rate Protection Agreements -- The Company enters into interest-rate protection agreements with major financial institutions to fix or limit the volatility of interest rates on its variable-rate, long-term debt. The differential paid or received is recognized as an adjustment to interest expense. Any premiums associated with interest rate protection agreements are capitalized and amortized to interest expense over the term of the agreement. Unamortized premiums are included in other assets in the accompanying consolidated balance sheets.

         Income Taxes -- Deferred income tax assets and liabilities are recognized for the estimated future income tax effects of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are also established for the estimated future effect of net operating loss and tax credit carryforwards when it is more likely than not that such assets will be realized. Deferred taxes are calculated based on provisions of the enacted tax law.

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications -- Certain amounts included in the accompanying consolidated financial statements for fiscal year 1996 have been reclassified from their original presentation to conform with the current year's presentation.

3.  INVESTMENT IN DEBT SECURITIES

         At June 30, 1997, investments in debt securities included in restricted cash and marketable securities in the accompanying balance sheet consisted of government securities and corporate obligations. These securities are recorded at their fair market value which approximates cost. Restricted investments consist of an investment in a certificate of deposit which collateralizes the Company's obligation under a letter of credit (Note 10).

         At June 30, 1996, there were no debt securities held in restricted cash or marketable securities. Restricted investments consisted of investments in certificates of deposit which collateralized the Company's obligations under certain letters of credit.

         At June 30, 1995, the Company's net unrealized loss of $834,000 on its investment in debt securities is reported in the accompanying consolidated statement of changes in shareholders' equity, net of $222,000 allocated to minority interest in joint venture and net of $256,000 in deferred income taxes.

4.  INVESTMENT IN POWER PROJECTS

Michigan Cogeneration Partners

         In partnership with Wolverine Energy, Inc., an indirect subsidiary of Northern States Power Company, a Minnesota-based investor-owned electric utility, the Company pursued the development of a 65 megawatt cogeneration power facility in Michigan. Development of this project began in September 1993 when the Company and its joint venture partner (the "Michigan Partnership") purchased from another developer a power sales agreement with Consumers Power Company providing for the sale of up to 65 megawatts of electric power. In July 1994, the Michigan Partnership joined with Consumers Power Company to terminate the power sales agreement pursuant to terms under which the Partnership received $29.9 million. The Company, which owned a 50% interest in the Michigan Partnership, recognized its share of the Michigan Partnership's net income of $22.9 million for the year ended June 30, 1995, which was comprised solely of the proceeds received from this transaction net of project development costs. The Company recorded the $10.2 million gain from this transaction, which consisted of the Company's share of the net income of the Michigan Partnership net of corporate incentive compensation costs related to the transaction, as equity in net income of affiliates in the accompanying consolidated statement of operations for the year ended June 30, 1995. The Michigan Partnership was dissolved in June 1996.

Bolivian Power Company Limited

         In November 1994, the Company acquired 719,206 shares of common stock of Bolivian Power Company Limited ("Bolivian Power"), representing approximately 17.1% of Bolivian Power's issued and outstanding shares of common stock, for a purchase price of approximately $18 million. In conjunction with the transaction, three executive officers of the Company were elected to the seven-member board of directors of Bolivian Power. In addition, the Company was providing to Bolivian Power general administrative and management services, as well as significant advisory services with respect to financial, regulatory and governmental matters, pursuant to a management agreement. The investment in Bolivian Power was accounted for using the equity method, because the Company had the ability to exercise significant influence over Bolivian Power's operating and financial policies.

         In January 1996, Bolivian Power closed the sale of its distribution subsidiaries, realizing an after-tax gain of approximately $13.5 million. The Company's share of this gain was approximately $2.3 million. In December 1996, the Company sold its investment in Bolivian Power pursuant to a cash tender offer made for all of the outstanding common stock of Bolivian Power at a price of $43 per share. The Company received proceeds from the sale of $25.4 million, net of transaction costs, which included payments to certain unaffiliated individuals who performed development activities for Bolivian Power. The resulting book gain of $3.1 million is included in investment and other income in the accompanying consolidated statement of operations for the year ended June 30, 1997. The Company recognized approximately $0.4 million, $3.9 million and $1.1 million in equity in net income of affiliates in the accompanying consolidated statements of operations for the years ended June 30, 1997, 1996 and 1995, respectively, related to its investment in Bolivian Power. The following table presents summarized financial information for Bolivian Power as of December 31, 1996 and 1995 and for the three years ended December 31, 1996 (dollars in thousands):

                                            1996             1995
                                          --------         --------
         BALANCE SHEET DATA:
           Current assets                 $ 72,550         $ 54,686
           Noncurrent assets                81,211           93,849
                                          --------         --------
             Total assets                 $153,761         $148,535
                                          ========         ========

           Current liabilities            $ 12,818         $ 12,237
           Noncurrent liabilities           15,036           20,138
           Shareholders' equity            125,907          116,160
                                          --------         --------
                                          $153,761         $148,535
                                          ========         ========


                                            1996             1995            1994
                                          --------         --------        --------
         INCOME STATEMENT DATA:
           Operating revenues             $ 20,009         $ 52,874        $ 45,969
           Operating income (loss)          (4,159)           6,929           5,848
           Net income                        8,434            7,963           7,712
                                          ========         ========        ========

Birchwood Power Partners, L.P.

         In December 1994, the Company acquired a 50% interest in Birchwood Power Partners, L.P. ("Birchwood Power"), a partnership formed to construct and own a 220 megawatt coal-fired cogeneration facility (the "Birchwood Facility") in King George County, Virginia, from two indirect wholly-owned subsidiaries of The Southern Company. The Company paid $29.5 million for its 50% interest in Birchwood Power. In addition, pursuant to the equity funding obligation under Birchwood Power's project financing arrangements, the Company also provided an equity contribution to Birchwood Power of approximately $43.7 million in March 1997. The initial distribution of $6.9 million received by the Company from Birchwood Power in April 1997 was also subsequently paid to a subsidiary of The Southern Company in accordance with the terms of the original transaction agreement and was treated as part of the purchase price of the Company's interest in Birchwood Power.

         The Birchwood Facility, which commenced commercial operations in November 1996, sells electricity to a utility and provides thermal energy to a 36-acre greenhouse under long-term contracts. The Birchwood Facility is operated by an affiliate of The Southern Company under a long-term operations and maintenance agreement. The Company has 50% representation on Birchwood Power's management committee, which must approve all material transactions of Birchwood Power. The Company is accounting for its investment in Birchwood Power under the equity method. The Company's share of net income of Birchwood Power is recorded net of the amortization of the $36.4 million premium paid to purchase the Company's 50% share interest in Birchwood Power. This premium is being amortized on a straight-line basis over the estimated useful life of the Birchwood Facility. The Company recognized approximately $147,000 in equity in net income of affiliates in the accompanying consolidated statement of operations for the year ended June 30, 1997, related to its investment in Birchwood Power. The following table presents summarized financial information for Birchwood Power as of and for the years ended December 31, 1996 and 1995 (dollars in thousands):


                                             1996             1995
                                          --------         --------
         BALANCE SHEET DATA:
           Current assets                 $ 25,701         $  1,234
           Noncurrent assets               385,171          313,402
                                          --------         --------
             Total assets                 $410,872         $314,636
                                          ========         ========

           Current liabilities            $ 89,599         $ 92,968
           Noncurrent liabilities          321,247          221,668
           Shareholders' equity                 26                0
                                          --------         --------
                                          $410,872         $314,636
                                          ========         ========

         INCOME STATEMENT DATA:
           Operating revenues             $  9,745         $      0
           Operating income                  4,527                0
           Net income                           26                0
                                          ========         ========

5.  INVESTMENT IN GREENHOUSES

         The Company has entered into an agreement with Agro Power Development, Inc., a developer and operator of greenhouse facilities, giving the Company a right of first refusal to make investments in partnerships which develop, construct and operate greenhouses which produce tomatoes. As of June 30, 1997, the Company held a 50% interest in two limited partnerships which had a combined 50 acres of production capacity in operation and an additional two limited partnerships which had a combined 57 acres of production capacity under construction. The Company is accounting for its investment in these partnerships under the equity method. The Company recognized approximately $444,000 in equity in net income of affiliates in the accompanying consolidated statement of operations for the year ended June 30, 1997, related to its investments in these partnerships.

6.  LONG-TERM DEBT

         The following long-term debt was outstanding as of June 30, 1997 and 1996, respectively (dollars in thousands):



                                                                                     1997               1996
                                                                                  ---------          ---------
PROJECT FINANCING DEBT:
HOPEWELL FACILITY:
     1997 - Note payable to banks; 1996 - commercial paper notes payable,
       net of unamortized issue discount of $87                                   $  49,513          $  42,403
PORTSMOUTH FACILITY:
     Note payable to financial institutions                                          60,500             68,250
ROCKY MOUNT FACILITY:
     Note payable to financial institutions                                         126,409            127,576
RINGGOLD FACILITY:
     Note payable to banks                                                           16,900             18,799
RICHMOND FACILITY:
     Commercial paper notes payable, net of unamortized issue discount of
       $409 and $319, respectively, and tax-exempt bonds                            203,651            214,379
ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES:
     Notes payable to banks                                                          31,688             44,464
ROXBORO AND SOUTHPORT FACILITIES:
     Note payable to banks                                                          102,074             99,750
OTHER                                                                                   959                967
                                                                                  ---------          ---------
Total Project Financing Debt                                                        591,694            616,588
SENIOR NOTES (including unamortized gain on hedge transaction of $2,300
  and $2,728, respectively)                                                         102,300            102,728
                                                                                  ---------          ---------
Total Long-Term Debt                                                                693,994            719,316
Less: Current Portion                                                               (62,370)           (48,416)
                                                                                  ---------          ---------
Long-term portion                                                                 $ 631,624          $ 670,900
                                                                                  =========          =========

         Information related to each of these borrowings is as follows:

HOPEWELL FACILITY:
         In July 1996, the Hopewell Facility's project debt agreement was amended, which effectively replaced the commercial paper notes with a note payable to banks and resulted in a $13,000,000 increase in the amount of outstanding indebtedness. The amended project debt accrues interest at an annual rate equal to the applicable London Interbank Offering Rate ("LIBOR") as chosen by the Company, plus a .875% per annum through July 1999 and 1.125% thereafter (6.56% at June 30, 1997). Principal is payable quarterly with interest payable the earlier of the maturity of the applicable LIBOR term or quarterly through June 2002.

PORTSMOUTH FACILITY:
         The note payable to financial institutions consists of a $60,500,000 senior loan which accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 1% through May 1997 and 1.125% thereafter (6.91% at June 30, 1997). Principal is payable quarterly with interest payable the earlier of the maturity of the applicable LIBOR term or quarterly through September 2002.

ROCKY MOUNT FACILITY:
         The note payable to financial institution consists of a $126,409,000 senior loan which accrues interest at a fixed annual rate of 7.58%. Payment of principal and interest is due quarterly through December 2013.

RINGGOLD FACILITY:
         The note payable to banks consists of a $16,900,000 senior loan which accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .95% to 1.35% per annum (6.9% at June 30, 1997). Interest is payable the earlier of the maturity of the applicable LIBOR term or quarterly in arrears. Payments of principal under the senior loan are due semiannually through April 2004.

RICHMOND FACILITY:
         Commercial paper notes outstanding are supported by an irrevocable, direct-pay letter of credit provided by a syndicate of banks (the "Banks"). The maximum amount of commercial paper notes supported by the letter of credit is $156,060,000 as of June 30, 1997. The annual interest rate incurred is the yield on the commercial paper notes plus a 1.25% to 1.50% per annum fee (weighted average rate of 6.95% at June 30, 1997) paid to the Banks for providing the letter of credit.

         Tax-exempt industrial development bonds (the "Bonds") have been issued to support the purchase of certain pollution control and solid waste disposal equipment for a Facility ($48,000,000 outstanding at June 30, 1997). Principal and interest payments on the Bonds are supported by an irrevocable, direct-pay letter of credit provided by the Banks. The annual interest rate is the yield on the Bonds plus a 1.25% to 1.50% per annum fee (5.95% at June 30, 1997) paid to the Banks. The letters of credit described above are part of one credit facility (the "Credit Facility"). The Credit Facility provides for commitment reductions through September 2007.

ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES:
         The project debt on the Elizabethtown, Lumberton and Kenansville Facilities, which consisted of a senior loan with a syndicate of banks and a subordinated credit facility with a financial institution, was refinanced in September 1996 with the proceeds of a $39 million senior credit facility and $5.5 million capital contribution by the Company. The senior credit facility accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .875% through September 1997 and 1% thereafter (6.59% at June 30, 1997). Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through September 2000. The senior credit facility also provides for a $3.3 million letter of credit to secure the project's obligations to pay debt service. An extraordinary loss of $1.2 million was recorded in fiscal year 1997 related to the write-off of unamortized deferred financing costs from the original senior loan and subordinated credit facility. This extraordinary loss is shown net of a tax benefit of $470,000 in the accompanying consolidated statement of operations.

ROXBORO AND SOUTHPORT FACILITIES:
         The project debt agreement for the Roxboro and Southport Facilities was amended in September 1996, resulting in an $18.4 million increase in the amount of outstanding indebtedness. The revised senior credit facility accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .875% through September 1997, 1% thereafter through September 2001 and 1.125% thereafter (6.59% at June 30, 1997). Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through June 2002. The senior credit facility also provides for a $6.5 million letter of credit to secure the project's obligations to pay debt service. Cogentrix Energy, Inc. has indemnified the lenders of the senior credit facility for any cash deficits the Roxboro and Southport Facilities could experience as a result of incurring certain costs, subject to a cap of $11.3 million.

INTEREST RATE PROTECTION AGREEMENTS:
         The Company has entered into interest rate cap, interest rate collar and interest rate swap agreements (Note 12) to manage its interest rate risk on its variable-rate project financing debt. The notional amounts of debt covered by these agreements as of June 30, 1997 and 1996 are $391,371,000 and $427,287,000, respectively. The agreements effectively change the interest rate on the portion of debt covered by the notional amounts from a weighted average variable rate of 6.79% to a weighted average effective rate of 7.52% at June 30, 1997. These agreements expire at various dates through July 2006.

SENIOR NOTES:
         On March 15, 1994, the Company issued $100 million of registered, unsecured senior notes due 2004 (the "Senior Notes") in a public debt offering. The Senior Notes were priced at par to yield 8.10%. In February 1994, the Company entered into a forward sale of ten-year U.S. Treasury Notes in order to protect against a possible increase in the general level of interest rates prior to the completion of the Senior Notes offering. This hedge transaction resulted in the recognition of a gain which has been deferred and included as part of the Senior Notes on the accompanying consolidated balance sheets. This deferred gain will be recognized over the term of the Senior Notes, reducing the effective rate of interest on the Senior Notes to 7.5%. The Senior Notes require annual sinking fund payments beginning in March 2001. The impact of the sinking fund requirements has been reflected in the schedule of future maturities of long-term debt contained herein.

         Corporate Credit Facility -- In May 1997, the Company entered into a credit agreement with Australia and New Zealand Banking Group Limited, as Agent, which provides for a $50,000,000 revolving credit facility (the "Credit Facility") with an initial term of three years (the "Revolving Term"). The Credit Facility provides for one-year extensions of the Revolving Term, subject to lender consent. The Credit Facility allows for direct advances or the issuance of letters of credit. The outstanding balance at the end of the Revolving Term is payable over two years in four equal semiannual repayments of direct advances or collateralization of letters of credit. Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating on the Company's Senior Notes. Commitment fees related to the Credit Facility are currently 30 basis points per annum, payable each quarter on the outstanding unused portion of the Credit Facility. As of June 30, 1997, the Company had no borrowings or letters of credit outstanding.

         The project financing debt is substantially non-recourse to the Company (as parent). The project financing agreements of the Company's subsidiaries, the Indenture for the Senior Notes and the Credit Facility agreement contain certain covenants which, among other things, place limitations on the payment of dividends, limit additional indebtedness, and restrict the sale of assets. The project financing agreements also require certain cash to be held with a trustee as security for future debt service payments. In addition, the Facilities, as well as the long-term contracts which support them, are pledged as collateral for the Company's obligations under the project financing agreements.

         The ability of the Company's project subsidiaries to pay dividends and management fees periodically to the Company (as parent) is subject to certain limitations in their respective project credit documents. Such limitations generally require that: (i) project debt service payments be current, (ii) project debt service coverage ratios be met, (iii) all project debt service and other reserve accounts be funded at required levels, and (iv) there be no default or event of default under the relevant project credit documents. Dividends, when permitted, are declared and paid immediately to the Company at the end of such period.

         The Company's ability to pay dividends to its shareholders is restricted by certain covenants of the Indenture for the Senior Notes and the Credit Facility. These covenants did not restrict the Company's ability to declare a $5.0 million dividend to the Company's shareholders for the year ended June 30, 1997.

         Future maturities of long-term debt at June 30, 1997 excluding unamortized issue discounts and the unamortized balance of the deferred gain on the Senior Notes hedge transaction are as follows (dollars in thousands):

                        YEAR ENDED
                          JUNE 30
                        ----------
                           1998                  $ 62,370
                           1999                    67,083
                           2000                    72,238
                           2001                    90,030
                           2002                    90,430
                        Thereafter                311,843
                                                 --------
                                                 $693,994
                                                 ========

7.  INCOME TAXES

         The provision (benefit) for income taxes consists of the following (dollars in thousands):

                                                  1997             1996            1995
                                               --------          -------         -------
Current
  Federal                                      $  9,025          $ 6,893         $ 5,264
  State                                             978              499             355
                                               --------          -------         -------
                                                 10,003            7,392           5,619
                                               --------          -------         -------
Deferred
  Federal                                       (23,085)           6,406           6,191
  State                                          (4,500)           2,163           1,527
                                               --------          -------         -------
                                                (27,585)           8,569           7,718
                                               --------          -------         -------
                                               $(17,582)         $15,961         $13,337
                                               ========          =======         =======

Statements of Operations Captions
  Tax effect of extraordinary loss             $   (470)         $     0         $     0
  Provision (benefit) for income taxes          (17,112)          15,961          13,337
                                               --------          -------         -------
                                               $(17,582)         $15,961         $13,337
                                               ========          =======         =======

         Reconciliations between the federal statutory income tax rate and the Company's effective income tax rate are as follows:

                                                       1997             1996            1995
                                                      ------           ------          ------

Federal statutory tax rate                            (35.0)%           35.0%           35.0%
State income taxes, net of loss carryforwards
  and federal tax impact                               (5.0)             4.6             4.2
Other                                                   1.7               .5             (.6)
                                                      -----            -----           -----
Effective tax rate                                    (38.3)%           40.1%           38.6%
                                                      =====            =====           =====

         The net current and noncurrent components of deferred income taxes reflected in the accompanying consolidated balance sheets as of June 30, 1997 and 1996 are as follows (dollars in thousands):

                                                     1997              1996
                                                   -------           -------
Net current deferred tax (asset) liability         $(3,460)          $   228
Net noncurrent deferred tax liability               23,074            46,971
                                                   -------           -------
Net deferred tax liability                         $19,614           $47,199
                                                   =======           =======

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of June 30, 1997 and 1996 are as follows (dollars in thousands):

\




                                                                                  1997             1996
                                                                               --------         --------
         Deferred tax liabilities:
              Depreciation/amortization and book/tax basis differences         $ 60,575         $ 86,246
              Book/tax timing differences on joint venture interest               8,528            8,656
              Other                                                               5,592            6,554
                                                                               --------         --------
                                                                                 74,695          101,456
                                                                               --------         --------

         Deferred tax assets:
              Depreciation/amortization and book/tax basis differences           10,873            6,697
              Operating loss carryforwards                                        2,194           16,762
              Accrued expenses not currently deductible                           8,721            3,005
              Investment tax credit carryforwards                                   749            5,127
              Alternative minimum tax credit carryforwards                       25,537           17,227
              Other                                                               7,007            5,439
                                                                               --------         --------
                                                                                 55,081           54,257
                                                                               --------         --------

              Net deferred tax liability                                       $ 19,614         $ 47,199
                                                                               ========         ========

         At June 30, 1997, the Company had federal investment tax carryforwards of approximately $749,000 expiring in 2006 and alternative minimum tax credit carryforwards of approximately $25,537,000 with no expiration date available to reduce its future federal income tax liabilities.

8.  LEASE COMMITMENTS

         The Company leases an office building and land from Equipment Leasing Partners ("ELP"), a partnership formed by several of the Company's shareholders, with remaining initial lease terms of 7 years and 50 years, respectively. The Company also leases certain equipment from ELP used to transport and handle coal and ash at certain Facilities. Future minimum lease payments under the agreements with ELP and agreements with other equipment providers at June 30, 1997 are as follows (dollars in thousands):

                                                          OTHER
                        YEAR ENDED                      EQUIPMENT
                         JUNE 30            ELP         PROVIDERS          TOTAL
                      ---------------    ----------    -------------     ----------
                           1998            $ 1,598        $ 340           $ 1,938
                           1999              1,395          194             1,589
                           2000              1,218          149             1,367
                           2001              1,210          108             1,318
                           2002              1,199           15             1,214
                        Thereafter           6,457            0             6,457

9.  LOSS ON IMPAIRMENT AND COST OF REMOVAL OF COGENERATION FACILITIES

         During fiscal year 1997, the Company undertook an analysis of the post-contract operating environment for all of its operating facilities in light of the dramatic market changes that are taking place in the power generation industry. The analysis included assumptions regarding future levels of operations, operating costs and market prices for equivalent generation available from other sources. As a part of this analysis, in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company assessed whether any impairment of the Company's Facilities had occurred. This assessment included comparing the projected future cash flows to be provided by these assets to the net book value of such assets. Based on this assessment, the Company determined that an impairment loss had occurred on the Elizabethtown, Lumberton, Kenansville and Ringgold Facilities. This loss on impairment of cogeneration facilities of $57.3 million represents the excess of the net book value of these cogeneration facilities over their current fair value, determined by discounting to present value projected future cash flows to be provided by such assets. The Company believes that its projections of future cash flows are based upon reasonable assumptions about the future performance of these assets. Because of the risks and uncertainties associated with any projections, there can be no assurances, however, that actual events will be consistent with the assumptions made, and future cash flows may be greater or less than those projected. The analysis also resulted in the recognition of an $8.3 million liability related to the Company's estimated cost of removal obligations under the land leases for the Elizabethtown, Lumberton and Kenansville Facilities. The total impairment loss and cost of removal of $65.6 million has been reflected in the statement of operations for the year ended June 30, 1997.

         Also in connection with the overall assessment of the post-contract operating environment for its cogeneration facilities, the Company concluded that the estimated useful lives of the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport Facilities should be adjusted to reflect the economic lives of the plants as determined by the remaining terms of their respective power purchase agreements. The annual depreciation expense for these five facilities, in aggregate, will increase approximately $6.1 million per year as a result of the changes in estimated useful lives and the impairment loss recognized during fiscal 1997.

10.  COMMITMENTS AND CONTINGENCIES

         Long-Term Contracts -- The Company has several long-term contractual commitments that comprise a significant portion of its financial obligations. These contractual commitments with original terms varying in length from 10 to 25 years are the basis for a major portion of the revenue and operating expenses recognized by the Company and provide for specific services to be provided at fixed or indexed prices. The major long-term contractual commitments are as follows:

         (i) The Company is required to sell electricity generated by each Facility to a Utility and the Utility is required to purchase this electricity at pre-established or annually escalating prices.

         (ii) The Company is required to sell and the Steam Purchaser is required to purchase a minimum amount of process steam from each Facility for each contract year. The Steam Purchaser is generally required to purchase its entire steam requirements from the Company. The purchase price of steam under these contracts escalates annually or is fixed and determinable during the term of the contracts.

         (iii) The Company is obligated to purchase and fuel suppliers are required to supply all the fuel requirements of each Facility. Fuel requirements include the quality and estimated quantity of fuel required to operate each Facility. The price of fuel escalates annually for the term of each contract. In addition, the Company has transportation contracts with various entities to deliver the fuel to each Facility. These contracts also provide for annual escalations throughout the term of the contracts.

         Effective September 1996, the Company amended the power sales agreements on its Lumberton, Elizabethtown, Kenansville, Roxboro and Southport Facilities. These amendments provide the purchasing utility additional rights related to the dispatch of the Facilities and eliminated the purchase options which the utility held related to the Roxboro and Southport Facilities.

         Under terms of contracts with one Utility, the Company is obligated to pay up to $8,850,000 in liquidated damages to the Utility if two of the Company's Facilities do not demonstrate certain operating and reliability standards. A bank has issued letters of credit in favor of the Utility which secure the Company's obligations to the Utility under this provision of the contracts.

         Under certain contracts with one Utility, the Utility is permitted, subsequent to the maturity date of the original project financing debt, to reduce future payments or recover certain payments previously made in the event that a state utility commission prohibits the Utility from recovering such payments made under a power sales agreement. As of June 30, 1997, the Company has accrued $1,323,000 in other long-term liabilities in the accompanying consolidated balance sheet for the estimated disallowance of a portion of a Facility's capacity payment and the related accrued interest.

         Construction Agreement -- In October 1995, the Company delivered to Clark a $20 million letter of credit, provided by a bank, which is collateralized by a pledge of marketable securities. This letter of credit supports certain contingent obligations of the Company under the Construction Agreement. The Company is also obligated to pay 50% of any costs and expenses, if any, incurred in constructing the facility in excess of the contract amount. Pursuant to the Construction Agreement, the contract amount of $117 million may be adjusted as a result of a force majeure event, scope change, certain delays in schedule or change in law. The Company will earn a construction fee of $5 million upon completion of the Clark

Facility. The Company will also share in 50% of the amount, if any, equal to the excess of the contract amount over the costs and expenses incurred in constructing the Clark Facility. Construction on the Clark Facility commenced in March 1996 and is anticipated to be completed in late calendar 1997.

         Management Incentive Compensation Plans -- The Company has entered into various incentive compensation plans with certain employees which provide for compensation to the employees (during the period of employment) equal to a percentage, as determined by the board of directors, of the Company's income before income taxes or certain subsidiaries' cash flow. The Company incurred expense under these plans of $3,710,000 in 1996 and $3,950,000 in 1995. During fiscal year 1997, the Company incurred $10.7 million of expenses in connection with the restructuring or termination of these incentive compensation plans.

         Employee Benefit Plans -- The Company sponsors a defined contribution 401(k) savings plan for its full-time employees. The Company matches employees' contributions to the plan up to specified limitations. Company contributions to the plan were $1,618,000 in 1997, $1,629,000 in 1996 and $1,612,000 in 1995.

         The Company has a non-qualified Supplemental Retirement Plan agreement with certain directors and officers. Under the plan, the participants may elect to have up to 35% of their compensation deferred. In addition, the Company will credit the participant's deferral account, up to specified limitations, with an amount equal to the participant deferral. The participants' account balances are distributable upon termination of employment or death. The Company purchases insurance on the participants' lives (cash surrender value of $2,318,000 at June 30, 1997) which is used to fully fund the liability under the plan on an annual basis. The Company is owner and beneficiary of the policies.

         Guarantees -- In connection with its substantially non-recourse project financings and certain other subsidiary contracts, the Company and its subsidiary, Cogentrix, Inc. have expressly undertaken certain limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments include guarantees by Cogentrix, Inc. of certain subsidiaries' obligations aggregating $8 million and certain subsidiaries' performance under their contracts with one Utility. In addition, Cogentrix Energy, Inc. has indemnified the project lenders of a certain subsidiary for any cash deficits such subsidiary could experience as a result of incurring certain costs, subject to a cap of $11.3 million.

         Pending Claims and Litigation -- Under the amended terms of the power sales agreements for the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport Facilities, the purchasing utility has exercised its right of economic dispatch resulting in significant reductions in fuel requirements at each of these Facilities. In response to this reduction in fuel requirements, certain of the coal suppliers for these Facilities have initiated litigation and arbitration proceedings against certain subsidiaries of the Company. The Company intends to defend itself in the litigation and the arbitration proceeding vigorously. The Company has established reserves which management believes to be adequate to cover any costs resulting from these matters. Management believes that the resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

11.  FUNDS HELD BY TRUSTEES

         The majority of revenue received by the Company is required by the terms of various credit agreements to be deposited in accounts administered by certain banks (the "Trustees"). The Trustees invest funds held in these accounts at the direction of the Company. These accounts are established for the purpose of depositing all receipts and monitoring all disbursements of each Facility. In addition, special accounts are established to provide debt service payments and income taxes. The funds in these accounts are pledged as security under the project financing agreements of each subsidiary.

         Funds held by the Trustees were $49,187,000 and $59,287,000 at June 30, 1997 and 1996, respectively. Debt service account balances are reflected as restricted cash, whereas all other accounts are classified as cash and cash equivalents in the accompanying consolidated balance sheets.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

         The Company invests its temporary cash balances in U.S. government obligations, corporate obligations and financial instruments of highly-rated financial institutions. A substantial portion of the Company's accounts receivable are from two major regulated electric utilities and the associated credit risks are limited.

         The carrying values reflected in the accompanying consolidated balance sheets at June 30, 1997 and 1996 approximate the fair values for cash and cash equivalents and variable-rate long-term debt. Investments in debt securities and certificates of deposit included in restricted cash, marketable securities and restricted investments are also reported at fair market value, which approximates cost, at June 30, 1997 and 1996 (Note 3). The fair value of the Company's fixed-rate borrowings at June 30, 1997 is $1,759,000 lower than the historical carrying value of $226,409,000. At June 30, 1996, the fair value of the Company's fixed-rate borrowings was $3,631,000 lower than the historical carrying value of $238,018,000. In making such calculations, the Company utilized credit reviews, quoted market prices and discounted cash flow analyses, as appropriate.

         The Company is exposed to credit-related losses in the event of non-performance by counterparties to the Company's interest rate protection agreements (Note 6). The Company does not obtain collateral or other security to support such agreements but continually monitors its positions with, and the credit quality of, the counterparties to such agreements. As of June 30, 1997, the gross unrealized gains and losses on the interest rate protection agreements are $3,130,000 and $2,102,000, respectively, resulting in an estimated net unrealized gain of $1,028,000. As of June 30, 1996, the gross unrealized gains and losses on the Company's interest rate protection agreements were $4,984,000 and $4,185,000, respectively, resulting in an estimated net unrealized gain of $799,000.

13.  RELATED PARTY TRANSACTIONS

         The Company has notes receivable and advances due from shareholders and an affiliated entity of approximately $450,000 and $678,000 as of June 30, 1997 and 1996, respectively. The notes receivable bear interest at various rates, all of which are in excess of the prime rate in effect from time to time, and have specified repayment terms. These notes have been classified as other assets in the accompanying consolidated balance sheets.

         The Company leases certain equipment, its principal executive office building and land from an affiliated entity. Payments by the Company under these lease agreements were approximately $1,967,545, $2,041,000 and $2,158,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

         In September 1991, the Company entered into a consulting agreement with a shareholder, director and former executive officer to provide consulting services related to general business matters. The agreement provided for monthly payments of $12,500 through December 1995 and monthly payments of $8,333 thereafter through December 1996. In addition, the shareholder was a participant in management incentive compensation plans (Note 10) while employed as an executive officer of the Company and continues to receive incentive compensation annually pursuant to such plans equal to a percentage of net cash flow, as defined, of certain subsidiaries. Total compensation to the shareholder under the consulting agreement and incentive compensation plans was approximately $374,000, $442,000 and $510,000 for the years ended June 30, 1997, 1996 and
1995, respectively.

         Three shareholders, who are also employees of the Company, terminated their participation in management incentive compensation plans during fiscal year 1997 (Note 10). The Company recognized $3.5 million of expense related to the termination of the shareholders' participation in these plans.

                                                                     SCHEDULE I

                            COGENTRIX ENERGY, INC.

                    CONDENSED BALANCE SHEETS OF REGISTRANT

                            (dollars in thousands)

                                                                                       June 30,
                                                                               -----------------------
                                                                                 1997           1996
                                                                               --------       --------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                    $ 10,028       $  9,268
  Restricted cash                                                                 1,688          1,716
  Accounts receivable                                                             6,160          4,029
  Accounts receivable from affiliates                                             8,671          4,459
  Restricted investments                                                         20,000              0
  Other current assets                                                              309            405
                                                                               --------       --------
    Total current assets                                                         46,856         19,877
                                                                               --------       --------

INVESTMENT IN SUBSIDIARIES (ON THE EQUITY METHOD)                               174,711        200,055
                                                                               --------       --------

EQUIPMENT, net of accumulated depreciation of $2,748
    and $2,287, respectively                                                      1,038          1,213
                                                                               --------       --------

OTHER ASSETS:
  Restricted investments                                                              0         20,000
  Income tax benefit                                                             26,416         16,369
  Deferred financing costs, net of accumulated amortization of
    $1,027 and $713, respectively                                                 2,259          2,398
  Notes receivable from affiliates                                                  921          1,001
  Other                                                                           2,453          2,288
                                                                               --------       --------
    Total other assets                                                           32,049         42,056
                                                                               --------       --------

Total Assets                                                                   $254,654       $263,201
                                                                               ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $  8,808       $  4,298
  Accounts payable to affiliate                                                      20             50
  Accrued liabilities                                                            21,261         14,445
  Accrued dividends                                                               5,000          4,759
                                                                               --------       --------
    Total current liabilities                                                    35,089         23,552
                                                                               --------       --------

LONG-TERM LIABILITIES:
  Notes payable to affiliates                                                    56,513         46,176
  Long-term debt                                                                102,300        102,728
  Other                                                                          11,043          7,735
                                                                               --------       --------
    Total long-term liabilities                                                 169,856        156,639
                                                                               --------       --------
      Total liabilities                                                         204,945        180,191
                                                                               --------       --------

SHAREHOLDERS' EQUITY:
  Common stock                                                                      130            130
  Accumulated earnings                                                           49,579         82,880
                                                                               --------       --------
    Total shareholders' equity                                                   49,709         83,010
                                                                               --------       --------

Total Liabilities and Shareholders' Equity                                     $254,654       $263,201
                                                                               ========       ========

                 The accompanying notes are an integral part
                   of these condensed financial statements.

                                                                      SCHEDULE I

                            COGENTRIX ENERGY, INC.

                  CONDENSED STATEMENTS OF INCOME REGISTRANT

                            (DOLLARS IN THOUSANDS)


                                                                 FOR THE YEARS ENDED JUNE 30,
                                                              ----------------------------------
                                                                1997         1996         1995
                                                              --------     --------     --------

INCOME:
  Development and construction management fees                $  1,105     $    672     $    197
  Operating management fees                                     20,238       12,206       10,814
                                                              --------     --------     --------

    Total Income                                                21,343       12,878       11,011
                                                              --------     --------     --------

OPERATING EXPENSES:
  General, administrative and development expenses              38,211       27,452       28,419
  Depreciation and amortization                                  1,253        1,302        1,221
                                                              --------     --------     --------

    Total operating expenses                                    39,464       28,754       29,640
                                                              --------     --------     --------

OPERATING LOSS                                                 (18,121)     (15,876)     (18,629)
                                                              --------     --------     --------

OTHER INCOME (EXPENSE):
  Interest expense                                             (10,634)      (8,735)      (7,723)
  Investment and other income                                    2,523        1,769          690
                                                              --------     --------     --------

    Total other expense                                         (8,111)      (6,966)      (7,033)
                                                              --------     --------     --------

LOSS BEFORE INCOME TAXES                                       (26,232)     (22,842)     (25,662)

INCOME TAX BENEFIT                                              10,047        9,160        9,906

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES                      (12,116)      37,477       36,929
                                                              --------     --------     --------

NET INCOME (LOSS)                                             $(28,301)    $ 23,795     $ 21,173
                                                              ========     ========     ========

                 The accompanying notes are an integral part
                   of these condensed financial statements.

                                                                     SCHEDULE I


                            COGENTRIX ENERGY, INC.

               CONDENSED STATEMENTS OF CASH FLOWS OF REGISTRANT

                            (DOLLARS IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                 1997         1996         1995
                                                                               --------     --------     --------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                $ 38,921     $ 21,638     $ 12,119
                                                                               --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted investments                                                  0      (20,000)           0
  Property, plant and equipment additions                                          (286)        (232)        (532)
  Investments in subsidiaries                                                   (43,386)     (14,239)      (5,403)
                                                                               --------     --------     --------
  Net cash flows used in investing activities                                   (43,672)     (34,471)      (5,935)
                                                                               --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to affiliate                                       10,944       18,500            0
  Decrease (increase) in restricted cash                                             28          660         (681)
  Decrease in notes receivable from affiliates                                       80            0            0
  Increase in deferred financing costs                                             (175)           0          (93)
  Repayment of long-term notes payable to affiliates                               (607)      (3,560)      (1,500)
  Dividends paid                                                                 (4,759)      (4,235)      (3,328)
                                                                               --------     --------     --------
  Net cash flows provided by (used in) financing activities                       5,511       11,365       (5,602)
                                                                               --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                760       (1,468)         582

CASH AND CASH EQUIVALENTS, Beginning of Year                                      9,268       10,736       10,154
                                                                               --------     --------     --------

CASH AND CASH EQUIVALENTS, End of Year                                         $ 10,028     $  9,268     $ 10,736
                                                                               ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
  CASH DIVIDENDS RECEIVED                                                      $ 56,614     $ 44,133     $ 37,952
                                                                               ========     ========     ========

                 The accompanying notes are an integral part
                   of these condensed financial statements.

                                                                     SCHEDULE I

                             COGENTRIX ENERGY, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

1.  SIGNIFICANT ACCOUNTING POLICIES

    Accounting for Subsidiaries -- Cogentrix Energy, Inc. has accounted for its investment in and earnings of its subsidiaries on the equity method in the condensed financial information.

    Income Taxes -- The provision (benefit) for income taxes has been computed based on Cogentrix Energy, Inc.'s consolidated effective income tax rate.

    Reclassification -- Certain amounts included in the condensed financial statements for fiscal years 1996 and 1995 have been reclassified from their original presentation to conform with the current year's presentation.

2.  LONG-TERM DEBT

Senior Notes

    On March 15, 1994, Cogentrix Energy, Inc. issued $100 million of registered, unsecured senior notes due 2004 (the "Senior Notes") in a public debt offering. The Senior Notes were priced at par to yield 8.10%. In February 1994, the Company entered into a forward sale of ten-year U.S. Treasury Notes in order to protect against a possible increase in the general level of interest rates prior to the completion of the Senior Notes offering. This hedge transaction resulted in the recognition of a gain which has been deferred and included as part of the Long-term debt on the accompanying condensed balance sheets. This deferred gain will be recognized over the term of the Senior Notes, reducing the effective rate of interest on the Senior Notes to 7.5%. The Senior Notes require annual sinking fund payments beginning in March 2001.

    Future maturities of long-term debt at June 30, 1997, excluding the unamortized balance of the deferred hedge gain, are as follows (dollars in thousands):



                                      YEAR ENDED
                                       JUNE 30,
                                   ------------------

                                         1998                      $        0
                                         1999                               0
                                         2000                               0
                                         2001                          20,000
                                         2002                          20,000
                                      Thereafter                       60,000
                                                                   -----------
                                                                     $100,000
                                                                   ===========

Corporate Credit Facility

    In May 1997, Cogentrix Energy, Inc. entered into a credit agreement with Australia and New Zealand Banking Group Limited, as Agent, which provides for a $50,000,000 revolving credit facility (the "Credit Facility") with an initial term of three years (the "Revolving Term"). The Credit Facility provides for one-year extensions of the Revolving Term, subject to lender consent. The Credit Facility allows for direct advances or the issuance of letters of credit. The outstanding balance at the end of the Revolving Term is payable over two years in four equal semiannual repayments of direct advances or collateralization of letters of credit. Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating on the Senior Notes. Commitment fees related to the Credit Facility are currently 30 basis points per annum, payable each quarter on the outstanding unused portion of the Credit Facility. As of June 30, 1997, Cogentrix Energy, Inc. had no borrowings or letters of credit outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as set forth below.


NAME                                AGE     POSITION
----                                ---     --------
George T. Lewis, Jr.                69      Chairman of the Board and Director
David J. Lewis                      41      Vice Chairman, Chief Executive Officer and Director
Mark F. Miller                      43      President, Chief Operating Officer and Director
Betty G. Lewis                      68      Director
James E. Lewis                      34      Executive Vice President and Director
Robert W. Lewis                     44      Director
Dennis W. Alexander                 50      Group Senior Vice President, General Counsel, Secretary and Director
T. Louis Austin, Jr.                78      Director (Deceased: September 16, 1997)
W. E. Bill Garrett                  67      Director
James R. Pagano                     37      Group Senior Vice President -- Chief Financial Officer
B. Yamin Afshar                     53      Senior Vice President -- Business Development
William C. Campbell, III            45      Senior Vice President -- Business Development
Kartar B. Singh                     56      Senior Vice President -- Estimating and Cost Scheduling


         GEORGE T. LEWIS, JR., the founder of Cogentrix, has been Chairman of the Board and a Director of the Company since its formation in 1993 and Chief Executive Officer of the Company from December 1993 to August 1995, prior to which he was Chief Executive Officer and a Director of Cogentrix from 1983 to 1995, Chairman of the Board of Cogentrix since 1990 and President of Cogentrix from 1983 to 1989. Mr. Lewis previously served for over 18 years with Chas T. Main, Inc. ("Main"), an engineering firm headquartered in Boston. In 1971, he became a Senior Vice President responsible for that company's work with the utility industry. From 1978 through 1980, he headed Main's Southern District office located in Charlotte, North Carolina and directed Main's involvement in the area of coal-fired industrial power plants. In 1980, Mr. Lewis was promoted to Group Vice President and director and returned to Boston to assume responsibility for all corporate marketing and sales. In this capacity, he became convinced that cogeneration projects would become an emerging market and left Main to form Cogentrix.

         DAVID J. LEWIS has been a Director of the Company since its formation and was appointed Vice Chairman of the Board and Chief Executive Officer in August 1995. Prior to August 1995, Mr. Lewis was Executive Vice President --Marketing and Development and a Director since the Company's formation, Chief Executive Officer -- Elect since June 1994, Group Senior Vice President -- Marketing and Development with Cogentrix since September 1993 and a Director of Cogentrix since 1988. From 1989 until September 1993, he was Senior Vice President -- CGX Environmental Systems and President and Chief Operating Officer -- CGX Environmental Systems Division of Cogentrix. From 1987 to 1989, he was Vice President --Administration of Cogentrix, from 1986 to 1987, he was Resident Construction Manager and from 1985 to 1986, he was Assistant Construction Manager. Prior to joining Cogentrix in 1985, he was Operations Manager -- Export Management and Marketing Representative -- Export Management with Bartex Corporation, an export management company headquartered in Portland, Oregon. David Lewis is a son of George T. Lewis, Jr. and Betty G. Lewis.

         MARK F. MILLER was appointed President, Chief Operating Officer and a Director of the Company in May 1997. Prior to joining the Company, Mr. Miller was Vice President - Business Management, Electronics and Systems Integration Division for Northrop Grumman in Bethpage, New York. He joined Northrop Grumman in 1982 where he held positions in the material, law and contracts departments before his promotion in 1994 to the position held at his departure. From 1980 to 1982, he was an Associate with the law firm of Dolack, Hansler.

         BETTY G. LEWIS has been a Director of the Company since September 1994. Betty Lewis is the spouse of George T. Lewis, Jr.

         JAMES E. LEWIS has been Executive Vice President and a Director of the Company since its formation, prior to which he was Executive Vice President of Cogentrix since November 1992 and a Director of Cogentrix since 1988. From 1991 to 1992, he was Senior Vice President of Operations responsible for the daily operations of the Company's facilities.

From 1989 to 1991, Mr. Lewis was Vice President -- Utility Operations. Mr. Lewis joined Cogentrix in 1986 and in 1987, he was selected as Assistant Project Manager responsible for the construction of the Company's Portsmouth Facility. James Lewis is a son of George T. Lewis, Jr. and Betty G. Lewis.

         ROBERT W. LEWIS has been a Director of the Company since its formation, prior to which he was a Director of Cogentrix since 1988. In April 1991, Mr. Lewis resigned from his positions of Vice Chairman and Secretary of Cogentrix which he had held since March 1991. Since his resignation as an officer, Mr. Lewis has served as a consultant to the Company. From October 1990 to March 1991, Mr. Lewis was Executive Vice President and Secretary. From March 1988 to October 1990, Mr. Lewis was Senior Vice President -- Corporate Development and Secretary, in which position Mr. Lewis was in charge of Cogentrix's development efforts. From March 1987 to March 1988, Mr. Lewis was Senior Vice President -- Administration and Secretary. From September 1983 to March 1987, Mr. Lewis was Vice President -- Administration and Secretary. Mr. Lewis joined Cogentrix in April 1983 and served as Secretary through September 1983. Robert Lewis is a son of George T. Lewis, Jr. and Betty G. Lewis.

         DENNIS W. ALEXANDER has been Group Senior Vice President, General Counsel, Secretary and a Director since joining the Company in February 1994. Immediately prior to joining the Company, Mr. Alexander was Vice President/General Counsel of Wheelabrator Environmental Systems Inc., the waste-to-energy and cogeneration subsidiary of Wheelabrator Technologies Inc., an independent power and environmental services and products company, as well as Director, Environmental, Health and Safety Audit Program for Wheelabrator Technologies Inc. From 1988 to 1990, Mr. Alexander was Vice President/General Counsel -- Operations of Wheelabrator Environmental Systems Inc. and from 1986 to 1988 was Vice President/General Counsel of Wheelabrator Energy Systems, a cogeneration project development subsidiary. From 1984 to 1986, he served as Group General Counsel for The Signal Company and from 1980 to 1984 as Division General Counsel of Wheelabrator-Frye Inc., each a diversified public company.

         T. LOUIS AUSTIN, JR. has been a Director of the Company since its formation and became a Director of Cogentrix in September 1993. Mr. Austin, who is currently retired, formerly served as CEO and a Director of Texas Utilities Company, an investor-owned parent of an electric public utility, CEO and a Director of Brown & Root, Inc., an engineering and construction management firm headquartered in Houston, Texas, and as a Director of Halliburton Company, a worldwide oilfield services company headquartered in Dallas, Texas. He is currently a director of Guardian Savings and Loan Association in Houston, Texas. He is a former Director of the Electric Power Research Institute and the National Coal Association. The Company acknowledges with great sadness the passing of Mr. T. Louis Austin, Jr. on September 16, 1997, and expresses much gratitude for his many years of dedicated service as a Director of the Company. Mr. Austin's seat on the Company's board of directors remains vacant at this time.

         W. E. BILL GARRETT has been a Director of the Company since its formation and became a Director of Cogentrix in September 1993. Mr. Garrett served on the staff of the National Geographic Society for 36 years -- the last 10 as Editor-in-Chief of the magazine. As a member of the Board of Trustees of the National Geographic Society and its Research and Exploration Committee, he was instrumental in the Society's emergence as the world's largest educational and scientific institution. He resigned in 1990 and became the President of the La Ruta Maya Conservation Foundation, which is involved in cultural and conservation work with the Maya Indians. Both Mexico and Guatemala have honored him with prestigious awards for his work in the region. He also currently serves on the national Board of Governors of The Nature Conservancy, the Boards of the American Land Conservancy and Partners for Livable Communities, as well as the Advisory Board of the Corbis Corporation.

         JAMES R. PAGANO has been Group Senior Vice President -- Chief Financial Officer of the Company since May 1997, prior to which he was Senior Vice President -- Project Finance since February 1995 and Vice President -- Project Finance since the Company's formation. Previously, Mr. Pagano was Vice President -- Project Finance of Cogentrix since July 1993, Vice President -- Legal and Finance from July 1992 to July 1993, and from January 1992 to July 1992, Mr. Pagano was Vice President and Assistant General Counsel of Cogentrix. Prior to joining Cogentrix, he was Vice President of The Deerpath Group, Inc., a financial advisory firm. From 1987 to 1990, Mr. Pagano was an Associate with the law firm of Simpson Thacher & Bartlett.

         B. YAMIN AFSHAR was appointed Senior Vice President -- Business Development of the Company in September 1997, prior to which he was Senior Vice President -- International Development since joining the Company in 1995. Mr. Afshar is responsible for identifying and managing the development of independent power opportunities for the Company. Prior to joining the Company, Mr. Afshar was employed by Parsons Main International, Inc. for more than 20 years. His experience includes extensive work in Asia, Latin America and the Middle East, developing and successfully negotiating contracts with suppliers and contractors relating to power projects abroad.

         WILLIAM C. CAMPBELL, III was appointed Senior Vice President -- Business Development of the Company in September 1995. Mr. Campbell had been Senior Vice President -- Environmental Affairs of the Company since its formation, prior to which he held the same position with Cogentrix since July 1992. From 1990 to 1992, Mr. Campbell was Vice President --Environmental Relations of Cogentrix and from 1988 to 1990, he was Vice President -- Project Development and Environmental Affairs. From 1984 to 1988, Mr. Campbell was a Project Manager with Cogentrix. Prior to joining Cogentrix, he spent seven years with Main.

         KARTAR B. SINGH has been Senior Vice President -- Estimating and Cost Scheduling of the Company since its formation, prior to which he held the same position of Cogentrix since 1988 and also the positions of Assistant to President from 1987 to 1991 and Assistant to Chairman from 1991. From 1983 to 1984, he was Chief Estimator and Project Manager. From 1984 to 1988, Mr. Singh was Chief Estimator and Chief Planning and Scheduling Engineer with Main. Mr. Singh has 31 years' experience in engineering, estimating, planning and scheduling and construction in the utility and industrial sector.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information for the three fiscal years ended June 30, 1997 concerning the annual compensation paid or accrued by the Company to or for the account of each of the following: (i) the only person who served as the chief executive officer of the Company during the fiscal year ended June 30, 1997; (ii) the four most highly compensated executive officers of the Company incumbent at June 30, 1997, other than the chief executive officer, for the fiscal year then ended; and (iii) one former executive officer of the Company who would have been included among the group described in clause (ii) but for the fact that he was not an executive officer of the Company at June 30, 1997 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                               ANNUAL COMPENSATION
                                                                  --------------------------------------------
                  NAME AND                                                                                          ALL OTHER
             PRINCIPAL POSITION                  FISCAL YEAR         SALARY (1)       BONUS (2)        TOTAL    COMPENSATION (3)
             ------------------                  -----------         ----------       ---------        -----    ----------------
George T. Lewis, Jr.                                1997             $ 666,647        $ 332,080   $   998,727   $   994,992
Chairman of the Board                               1996               649,100          381,810     1,030,910        60,960
                                                    1995               634,500          371,560     1,006,060        18,870

David J. Lewis                                      1997               565,317          695,824     1,261,141       929,829
Vice Chairman and Chief Executive Officer           1996               351,720          359,500       711,220        45,040
                                                    1995               345,780          409,350       755,130        10,759

James E. Lewis                                      1997               360,347          345,124       705,471       928,883
Executive Vice President                            1996               349,720          279,950       629,670        37,380
                                                    1995               345,780          331,030       676,810        14,085

James R. Pagano                                     1997               194,498          180,000       374,498        28,912
Group Senior Vice President                         1996               155,243          137,367       292,610        17,570
and Chief Financial Officer                         1995               150,000          155,351       305,351         9,780

Dennis W. Alexander                                 1997               272,068           70,000       342,068        21,472
Group Senior Vice President                         1996               220,946          198,840       419,786        15,332
and General Counsel                                 1995               219,000          237,701       456,701        15,645

Frank J. Benner                                     1997               398,904           70,000       468,904     1,072,719
Former President and Chief Operating Officer        1996               267,659          424,310       691,969        38,855
                                                    1995               265,128          399,928       665,056         9,079

(1) Amounts listed in this column include all fees for service on the Company's board of directors.

(2) Amounts listed in this column reflect annual performance bonuses and annual distributions under the Profit-Sharing Plan and Facility Cash Flow Incentive Compensation Agreements discussed below. The amounts listed do not include the distributions made under such plan and agreements to the Named Executive Officers during any fiscal year in which such distribution was earned in the previous fiscal year.

(3) The amounts shown in this column include (i) the Company's matching contributions on behalf of the Named Executive Officers to the Company's 401(k) savings plan in which all Company employees are eligible to participate and to a non-qualified Supplemental Retirement Savings Plan in which approximately 37 employees, including all of the Named Executive Officers participate, (ii) the payments made to David
         J. Lewis, James E. Lewis and George T. Lewis, Jr. related to the termination of the facility cash flow incentive compensation agreements, net of the awards each of these Named Executive Officers would have otherwise received under these plans for fiscal 1997, which amounts are included in column two, "Bonuses" and (iii) in the case of Frank J. Benner, compensation related to severance payments.

COMPENSATION PURSUANT TO INCENTIVE COMPENSATION PLANS

Profit-Sharing Plan

         The Company has a non-qualified incentive compensation plan for the benefit of approximately 40 employees of the Company and its affiliates (the "Profit-Sharing Plan"). Under the Profit-Sharing Plan, the Company has entered into arrangements with each of its executive officers, which provide for annual cash compensation distribution awards to each participant equal to a designated percentage of the Company's adjusted net income before taxes each fiscal year plus the amount of any accrual for payments to be made under the Profit-Sharing Plan (the "Designated Percentage"), with the Designated Percentage determined annually at the discretion of the Company's Chief Executive Officer or Chief Operating Officer based on criteria they deem appropriate. No payments were made under the Profit-Sharing Plan for the fiscal year ended June 30, 1997.

         In the event a participant in the Profit-Sharing Plan terminates his or her employment with the Company (for a reason other than death, total disability, retirement or termination by the Company for willful misconduct), the participant is entitled to receive a severance benefit equal to a percentage (ranging from 100% after six years of full-time employment to a maximum of 200% after ten years or more of full-time employment) of the most recent annual distribution to which the employee is then entitled. In the event of a participant's death or total disability, the participant (or his or her beneficiary) is entitled to receive from zero to five years of annual distribution awards thereafter, depending upon the participant's length of service with the Company.

         Under the Profit-Sharing Plan, Frank J. Benner (or his beneficiary) is entitled, after age 60 or in the event of total disability or death, to begin receiving annual distribution awards for each fiscal year through June 30, 2007, the amount of which shall be calculated using Mr. Benner's Designated Percentage in effect as of the date of his termination. In the event of death or total disability occurring after June 30, 2002, Mr. Benner (or his beneficiary) shall be entitled to receive benefits for five full years following the year in which such death or total disability occurred.

Executive Incentive Bonus Plan

         In addition to the annual cash compensation distribution awards payable under the Profit-Sharing Plan or the Facility Cash Flow Incentive Compensation Agreement described below, certain executive officers, including David J. Lewis, James E. Lewis, Mark F. Miller, Dennis W. Alexander and James R. Pagano may receive additional incentive cash compensation awards, determined on a sliding scale, if the Company achieves certain designated net income before income tax targets for a given fiscal year. No such additional incentive cash compensation awards were earned during the fiscal year ended June 30, 1997.

Facility Cash Flow Incentive Compensation Agreements

         The Company had entered into non-qualified incentive compensation agreements with three of the Named Executive Officers, David J. Lewis, James E. Lewis and George T. Lewis, Jr., each of whom is a director and a shareholder of the Company. Such agreements provided for each of these Named Executive Officers to receive through June 30, 2007, annual distributions equal to a designated percentage of the net cash flow for the fiscal year of one or both of two of the Company's facilities. In fiscal 1997, the Company terminated the facility cash flow incentive compensation agreements with these named executive officers. In connection with the termination of these plans, David J. Lewis, James E. Lewis and George T. Lewis, Jr. will be paid $1,157,996, $1,119,816 and $1,268,860, respectively.

EXECUTIVE EMPLOYMENT AGREEMENT WITH VICE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         In August 1995, the board of directors elected David J. Lewis Vice Chairman and Chief Executive Officer of the Company. George T. Lewis, Jr., the former Chief Executive Officer, will continue to serve as Chairman of the Board. The Company has an employment agreement with David J. Lewis through August 2000, which provides for a base annual salary. In addition to the base salary, Mr. Lewis is entitled to receive annual incentive compensation in an amount determined by the board of directors, which amount, when combined with the base salary payable to him, shall be at least sufficient to provide him with total annual compensation that is competitive with total annual compensation offered by other similarly situated companies to their employees in comparable positions.

         The employment agreement is terminable upon notice given by the Company in the event a majority of the board of directors terminates Mr. Lewis's employment for cause. In addition, the Company may terminate the agreement at any time at its option in the event that the board determines in its reasonable, good faith judgment, and by a vote of at least two-thirds of the directors then in office, that the continued service of Mr. Lewis as Chief Executive Officer of the Company would not be in the best interest of the Company because there has occurred a continued failure by him (whether or not such failure resulted from his physical or mental incapacity) substantially to perform his duties, responsibilities or obligations as Chief Executive Officer after having been given written notice of such failure to perform and after having failed to improve such performance within the time period (which shall have been a reasonable time period) specified in such notice. Mr. Lewis may terminate his employment agreement at any time at his option in the event of a Change of Control (as defined) of the Company.

EXECUTIVE EMPLOYMENT AGREEMENT WITH CHAIRMAN OF THE BOARD

         In August 1995, the Company entered into a five-year employment and noncompetition agreement with George T. Lewis, Jr., a shareholder and Chairman of the Board. Under the terms of the agreement, Mr. Lewis is required to be fully available to the Company during customary business hours for consultations, either in person or by telephone, with respect to such of the Company's business and affairs as the Company may reasonably call on him to furnish. In addition, the restrictive covenants of the agreement substantially limit Mr. Lewis' ability to engage in consulting arrangements for other companies and prohibit his support of any company in the energy industry. Pursuant to the agreement, Mr. Lewis will receive base compensation, adjusted annually based on an inflationary index, as well as performance bonuses, the amount of which will be determined in accordance with Company policy by the Chief Executive Officer in consultation with the Chief Operating Officer. Mr. Lewis received base compensation of $638,000 for the year ended June 30, 1997.

         In the event of Mr. Lewis' death or inability to provide services due to disability, the agreement shall terminate and the Company is obligated to continue making payments to him or to his estate for a period of six months after such termination. The Company may terminate this agreement for cause at any time, and Mr. Lewis may voluntarily terminate this agreement at any time. In either case, Mr. Lewis shall not be entitled to any further payments or benefits under the consulting agreement. In the event the Company terminates this agreement without cause, Mr. Lewis is entitled to receive all payments and benefits which would have been earned throughout the term of this consulting agreement.

DIRECTORS' COMPENSATION AND CONSULTING AGREEMENTS

         Directors, including employee directors, receive an annual retainer of $25,000 for service on the board of directors. In addition, for each meeting attended, each director receives a fee of $1,000. During the fiscal year ended June 30, 1997, there were five meetings of the Company's board of directors.

         The Company has entered into a consulting agreement with Mr. Garrett that provides for payment to him of $15,000 annually for consulting services to be rendered to the Company.

         In September 1991, the Company entered into a consulting agreement with Robert W. Lewis, a shareholder, director and former executive officer of Cogentrix. Under the terms of the consulting agreement, Mr. Lewis is required, subject to certain limits, to be available on reasonable notice and at reasonable times during customary business hours for consultations, either in person or by telephone, with respect to such of the Company's business and affairs as the Company may reasonably call on him to furnish. Under the consulting agreement, Mr. Lewis was entitled to receive base compensation payments through December 31, 1996. The Company paid Mr. Lewis $50,000 pursuant to the consulting agreement in fiscal year 1997.

         While he was employed as an executive officer, Cogentrix entered into a non-qualified incentive compensation agreement with Robert W. Lewis similar to the agreements described above under "Facility Cash Flow Incentive Compensation Agreements" providing for him to receive incentive compensation annually equal to a designated percentage of the net cash flow for the fiscal year of two of the Company's facilities. The Company's obligation to make such annual payments to him continues through the fiscal year ending June 30, 2007. The Company has agreed to pay him an annual minimum payment of $200,000 regardless of whether his actual annual distribution would yield such amount. Robert W. Lewis must repay to the Company, on or before January 31, 2008, an amount equal to the aggregate amount of minimum payments made in excess of the actual annual distributions which he was entitled to receive. The actual amount of the annual distribution Mr. Lewis received pursuant to his facility cash flow compensation agreement for the fiscal year ended June 30, 1997 was $324,253.

         If at any time through June 1, 2007 Mr. Lewis sells or transfers any of the shares of common stock of the Company held by him to anyone other than certain other members of the Lewis family without granting the Company a right of first refusal with respect to the shares sold or transferred, he will forfeit his right to the annual distributions under his facility cash flow incentive compensation agreement and the right to the annual minimum payment of $200,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the issued and outstanding shares of common stock of the Company are beneficially owned by George T. Lewis, Jr., Betty G. Lewis and their three sons: David J. Lewis, James E. Lewis and Robert W. Lewis. The number of shares and the percentage of the total number of shares beneficially owned by each are shown below.

                                               NUMBER OF          PERCENTAGE
         NAME                                   SHARES            OWNERSHIP
         ----                                  ---------          ----------
         George T. Lewis, Jr. (1)                73,320              26%
         John C. Fennebresque (2)                73,320              26
         Betty G. Lewis                          73,320              26
         David J. Lewis                          45,120              16
         James E. Lewis                          45,120              16
         Robert W. Lewis                         45,120              16

(1) George T. Lewis, Jr.'s shares are held of record by a revocable grantor trust (the "Trust") that may be revoked by Mr. Lewis at any time prior to his death, in which event the shares held by the Trust would be transferred to him. Accordingly, he is deemed to be the beneficial owner of the shares held by the Trust.

(2) The 73,320 shares shown as beneficially owned by Mr. Fennebresque are all held of record by the Trust described in Note 1 above. Mr. Fennebresque is deemed to be the beneficial owner of these shares, because he is the sole trustee of the Trust and, as such, has the power to vote and invest the shares held by the Trust. Since George T. Lewis, Jr. is also deemed to be the beneficial owner of these shares, they are also included in the amount shown for the number of shares beneficially owned by George T. Lewis, Jr.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The transactions described or referred to below were entered into between related parties. In connection with the public offering of the Company's Senior Notes conducted in March 1994, the Company's board of directors adopted a policy that all subsequent material transactions with related parties must be on terms no less favorable than could be obtained from third parties and that any variance from this policy is subject to approval by a majority of the Company's disinterested directors. The Indenture under which the Senior Notes were issued and the covenants of the Credit Facility place certain limitations on the Company's ability to enter into material transactions with related parties as well.

LEASES AND REAL PROPERTY TRANSACTIONS

         Equipment Leasing Partners ("ELP"), a North Carolina general partnership consisting of four of the Company's shareholders, George T. Lewis, Jr., David J. Lewis, James E. Lewis and Robert W. Lewis, owns and leases certain equipment to the Company's project subsidiaries related to the operations of the plants. Each of the partners in ELP is a member of the Company's board of directors. David J. Lewis, James E. Lewis and George T. Lewis, Jr. are also executive officers of the Company. Total rent paid by the Company to ELP under such equipment leases was $1,021,400 in fiscal 1997, $1,112,000 in fiscal 1996 and $1,244,000 in fiscal 1995.

         ELP also owns and leases to the Company the Company's executive offices under a long term lease with an initial term expiring in 2004. Total rent paid by the Company to ELP under such lease was $834,000 in fiscal 1997, $817,000 in fiscal 1996 and $801,000 in fiscal 1995.

         ELP leases the land on which the Company's executive offices are located under a long-term ground lease from an unrelated third party with an initial term expiring in 2047, all payments under which are guaranteed by Cogentrix. Total amounts paid by ELP under such lease were $112,000 in fiscal 1997, $112,000 in fiscal 1996 and $112,000 in fiscal 1995.

INDEBTEDNESS OF MANAGEMENT

         The Company has from time to time made loans and advances to certain shareholders, each of whom is also a director of the Company. The largest aggregate amount of indebtedness outstanding exceeding $60,000 at any time during the last fiscal year for these shareholders and the outstanding balances at June 30, 1997 were as follows:

                                                   LARGEST BALANCE                   OUTSTANDING
                                                  OUTSTANDING DURING                BALANCE AS OF
          SHAREHOLDER/DIRECTOR                     FISCAL YEAR 1997                 JUNE 30, 1997
          --------------------                     ----------------                 -------------
          George T. Lewis, Jr.                         $140,000                        $140,000

         The loans to George T. Lewis, Jr. were made at interest rates equal in each case to the prime rate of certain designated banks plus one percent.

         Cogentrix has also from time to time made loans to ELP for the purpose of financing purchases of equipment. These loans were made at variable rates of interest equal to the prime rate of designated banks plus approximately two percentage points. The largest aggregate amount of indebtedness of ELP to Cogentrix outstanding during the fiscal year ended June 30, 1997 was $284,000. The outstanding amount of ELP's indebtedness to Cogentrix as of June 30, 1997 was $44,000.

FACILITY CASH FLOW INCENTIVE COMPENSATION AGREEMENTS

         The Company has entered into agreements with four of the beneficial owners of the Company's outstanding shares of common stock, three of whom are executive officers of the Company (the fourth being a former executive officer) and each of whom is a director, that provide for them to receive annual distributions equal to a designated percentage of the net cash flow for each fiscal year of one or both of two of the Company's facilities. During fiscal 1997, the Company terminated these agreements for the three executive officers. See "Executive Compensation -- Compensation Pursuant to Incentive Compensation Plans -- Facility Cash Flow Incentive Compensation Agreements -- Directors' Compensation and Consulting Agreements" herein.

SHAREHOLDER STOCK TRANSFER AGREEMENT

         In August 1994, George T. Lewis, Jr. entered into an agreement with Betty G. Lewis ("Ms. Lewis") providing for, among other things, the transfer by George T. Lewis, Jr. of a portion of his shares of the Company's common stock to Ms. Lewis.

         In accordance with the agreement, if Ms. Lewis desires to transfer or otherwise dispose of any of her shares of common stock of the Company, she must first offer to sell them to the Company at a price equal to a bona fide offer from an unrelated party. Any shares, the offer of sale of which is not accepted by the Company after receipt of the written offer, must be offered by Ms. Lewis at the same price to the other shareholders, who have the right to purchase such shares on a pro rata basis determined in accordance with the then current stock ownership of those shareholders. In the event neither the Company nor the other shareholders notify Ms. Lewis of its or their intention to purchase her shares within 15 days after receipt of the written offer, Ms. Lewis shall have the right for 90 days thereafter to consummate the sale of her shares with the unrelated party who provided the bona fide offer.

CONSULTING AGREEMENTS WITH SHAREHOLDERS

         The Company has entered a consulting agreement with one of its shareholders who is also a member of the board of directors. See "Executive Compensation -- Directors' Compensation and Consulting Agreements" herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements, Financial Statement Schedules and Exhibits - The following documents are filed as part of this Form 10-K.

             (1) Consolidated Financial Statements - See index on page 45.

             (2) Financial Statement Schedules - See index on page 45.

             (3) Index to Exhibits.

    Designation Of
       Exhibit                   Description Of Exhibit
    --------------               ----------------------
         1.1      Form of Underwriting Agreement (1.1). (3)

         3.1      Articles of Incorporation of Cogentrix Energy, Inc. (3.1). (1)

         3.2 Amended and Restated Bylaws of Cogentrix Energy, Inc., as amended (3.2). (13)

         4.1 Indenture, dated as of March 15, 1994, between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee (4.1). (5)

         10.1 Electric Power Purchase Agreement, dated as of June 13, 1984, among Cogentrix of North Carolina, Inc. (then known as Cogentrix Leasing Corporation), Cogentrix, Inc. (then known as Cogentrix of North Carolina, Inc.) and Carolina Power & Light Company, as amended (assigned to and assumed by Cogentrix Eastern Carolina Corporation) (Elizabethtown Facility) (10.1).
                  (1)

         10.1(a) Second Amendment to Electric Power Purchase Agreement, dated as of August 5, 1996, between Cogentrix Eastern Carolina Corporation and Carolina Power & Light Company (Elizabethtown Facility) (10.1(a)). (*)(13)

         10.2 Electric Power Purchase Agreement, dated as of June 13, 1984, among Cogentrix of North Carolina, Inc. (then known as Cogentrix Leasing Corporation), Cogentrix, Inc. (then known as Cogentrix of North Carolina, Inc.) and Carolina Power & Light Company, as amended (assigned to and assumed by Cogentrix Eastern Carolina Corporation) (Lumberton Facility) (10.2). (1)

         10.2(a) Second Amendment to Electric Power Purchase Agreement, dated as of August 5, 1996, between Cogentrix Eastern Carolina Corporation and Carolina Power & Light Company (Lumberton Facility) (10.2(a)). (*)(13)

         10.3 Electric Power Purchase Agreement, dated as of June 13, 1984, among Cogentrix of North Carolina, Inc. (then known as Cogentrix Leasing Corporation), Cogentrix, Inc. (then known as Cogentrix of North Carolina, Inc.) and Carolina Power & Light Company, as amended (assigned to and assumed by Cogentrix Eastern Carolina Corporation) (Kenansville Facility) (10.3).
                  (1)

         10.3(a) Second Amendment to Electric Power Purchase Agreement, dated as of August 5, 1996, between Cogentrix Eastern Carolina Corporation and Carolina Power & Light Company (Kenansville Facility) (10.3(a)). (*)(13)

         10.4 Electric Power Purchase Agreement, dated as of December 17, 1985, among Cogentrix of North Carolina, Inc. (successor by merger to Cogentrix Carolina Leasing Corporation), Cogentrix, Inc. (then known as Cogentrix of North Carolina, Inc.) and Carolina Power & Light Company, as amended (Roxboro Facility) (10.4). (1)

         10.4(a) Third Amendment to Electric Power Purchase Agreement, dated as of August 5, 1996, between Cogentrix of North Carolina, Inc. and Carolina Power & Light Company (Roxboro Facility) (10.4(a)). (*)(13)

         10.5 Electric Power Purchase Agreement, dated as of December 17, 1985, among Cogentrix of North Carolina, Inc. (successor by merger to Cogentrix Carolina Leasing Corporation), Cogentrix, Inc. (then known as Cogentrix of North Carolina, Inc.) and Carolina Power & Light Company, as amended (Southport Facility) (10.5). (1)

    Designation Of
       Exhibit                   Description Of Exhibit
    --------------               ----------------------
         10.5(a) Third Amendment to Electric Power Purchase Agreement, dated as of August 5, 1996, between Cogentrix of North Carolina, Inc. and Carolina Power & Light Company (Southport Facility) (10.5(a)). (*)(13)

         10.6 Power Purchase and Operating Agreement, dated as of December 31, 1985, between Cogentrix of Virginia, Inc. and Virginia Electric and Power Company, as amended (assigned to and assumed by James River Cogeneration Company) (Hopewell Facility) (10.6). (1)

         10.6(a) Amendment No. 4 to Power Purchase and Operating Agreement, dated as of January 1, 1996, by and between James River Cogeneration Company and Virginia Electric and Power Company (Hopewell Facility) (10.1). (12)

         10.7 Power Purchase and Operating Agreement, dated as of July 21, 1986, between Cogentrix of Virginia, Inc. and Virginia Electric and Power Company, as amended (assigned to and assumed by Cogentrix Virginia Leasing Corporation) (Portsmouth Facility) (10.7). (1)

         10.8 Power Purchase and Operating Agreement, dated as of January 24, 1989, between Cogentrix of Rocky Mount, Inc. and Virginia Electric and Power Company, doing business in North Carolina as North Carolina Power, as amended (Rocky Mount Facility) (10.8). (1)

         10.9 Agreement, dated as of June 23, 1986, for the Sale of Energy from the Ringgold Cogeneration/Greenhouse Plant, between Xiox Corporation and Pennsylvania Electric Company, as amended (assigned to and assumed by Cogentrix of Pennsylvania, Inc.) (Ringgold Facility) (10.9). (1)

         10.10 Power Purchase and Operating Agreement, dated as of January 24, 1989, between Cogentrix of Richmond, Inc. (formerly named Cogentrix of Petersburg, Inc.) and Virginia Electric and Power Company, as amended. (Richmond Facility, Unit I) (10.10). (1)

         10.11 Power Purchase and Operating Agreement, dated as of January 24, 1989, between WV Hydro, Inc. and Virginia Electric and Power Company, as amended (assigned to and assumed by Cogentrix of Richmond, Inc.) (Richmond Facility, Unit II) (10.11). (1)

         10.12 Power Purchase Agreement, dated as of August 4, 1992, between Consumers Power Company and Muskegon Generation, Inc., as amended (assigned to and assumed by Michigan Cogeneration Partners) (Michigan Facility) (10.12). (1)

         10.12(a) Memorandum of Agreement, dated as of July 18, 1994, among
                  Consumers Power Company and Michigan Cogeneration Partners Limited Partnership (10.12(a)). (5)

         10.13 Power Purchase and Operating Agreement, dated as of July 13, 1990, between SEI Birchwood, Inc. (assigned to and assumed by Birchwood Power Partners, L.P.) and Virginia Electric and Power Company, as amended (Birchwood Facility) (10.6). (14)

         10.14 Steam Purchase Agreement, dated as of August 23, 1984, between Cogentrix of North Carolina, Inc. (then known as Cogentrix Leasing Corporation) and West Point Stevens Inc. (then known as West-Point Pepperell, Inc.), as amended (assigned to and assumed by Cogentrix Eastern Carolina Corporation (Elizabethtown Facility) (10.13). (*)(3)

         10.15 Steam Purchase Agreement, dated as of August 23, 1984, between Cogentrix of North Carolina, Inc. (then known as Cogentrix Leasing Corporation) and West Point Stevens Inc. (then known as West-Point Pepperell, Inc.), as amended (assigned to and assumed by Cogentrix Eastern Carolina Corporation) (Lumberton Facility) (10.14). (*)(3)

         10.16 Steam Purchase Agreement, dated as of November 30, 1984, between Cogentrix of North Carolina, Inc. (then known as Cogentrix Leasing Corporation) and Guilford Mills, Inc., as amended (assigned to and assumed by Cogentrix Eastern Carolina Corporation) (Kenansville Facility) (10.15). (*)(3)

    Designation Of
       Exhibit                   Description Of Exhibit
    --------------               ----------------------

         10.17 Steam Purchase Agreement, dated as of December 31, 1985, among Cogentrix of North Carolina, Inc. (successor by merger to Cogentrix Carolina Leasing Corporation) and Collins & Aikman Corporation, as amended (Roxboro Facility) (10.16). (*)(3)

         10.18 Steam Purchase Agreement, dated as of December 31, 1985, among Cogentrix of North Carolina, Inc. (successor by merger to Cogentrix Carolina Leasing Corporation), Roxboro/Southport General Partnership and Archer-Daniels-Midland Company (as assignee of Pfizer Inc.), as amended (Southport Facility) (10.17). (*)(3)

         10.19 Steam Purchase Agreement, dated as of January 31, 1986, between Cogentrix of Virginia, Inc. and Allied-Signal Inc. (then known as Allied Corporation), as amended (assigned to and assumed by James River Cogeneration Company) (Hopewell Facility) (10.18). (*)(3)

         10.20 Steam Purchase Agreement, dated as of December 31, 1985, between Cogentrix Virginia Leasing Corporation and Hoechst-Celanese Corporation (successor to Virginia Chemicals Inc.) (Portsmouth Facility) (10.19). (*)(3)

         10.21 Steam Purchase Agreement, dated as of November 15, 1988, between Cogentrix of Rocky Mount, Inc. and Abbott Laboratories, as amended (Rocky Mount Facility) (10.20). (*)(3)

         10.22 Lease Agreement dated as of September 21, 1993 between Cogentrix of Pennsylvania, Inc. and Keystone Village Farms, Inc., as amended (Ringgold Facility) (10.21). (*)(3)

         10.23 Steam Purchase Agreement, dated as of May 18, 1990, between Cogentrix of Richmond, Inc. and E.I. du Pont de Nemours and Company, as amended (Richmond Facility) (10.22). (*)(3)

         10.24 Coal Sales Agreement, dated as of November 15, 1991, among Blue Crystal Sales Company, Bell County Coal Corporation and Cogentrix Eastern Carolina Corporation (Elizabethtown, Lumberton and Kenansville Facilities) (10.23). (*)(3)

         10.24(a) First Amendment to Coal Sales Agreement, dated as of April 17,
                  1995, between James River Coal Sales, Inc. (formerly named Blue Crystal Coal Sales Company), Bell County Coal Corporation and Cogentrix Eastern Carolina Corporation (Elizabethtown, Lumberton and Kenansville Facilities) (10.1). (9)

         10.25 Coal Sales Agreement, dated as of March 11, 1986, between Martiki Coal Corporation and Cogentrix of North Carolina, Inc. (successor by merger to Cogentrix Carolina Leasing Corporation) (Roxboro Facility) (10.24). (*)(3)

         10.26 Coal Sales Agreement, dated as of June 30, 1997, by and between Pontiki Coal Corporation and Cogentrix of North Carolina, Inc. (Roxboro Facility). (**)

         10.27 Coal Sales Agreement, dated as of May 19, 1986, among Coastal Coal International Inc., Johnson Processing, Incorporated and Cogentrix of North Carolina, Inc. (successor by merger to Cogentrix Carolina Leasing Corporation) (Southport Facility) (10.25). (*)(3)

         10.28 Coal Sales Agreement, dated as of June 30, 1997, by and between MC Mining, Inc. and Cogentrix of North Carolina, Inc. (Southport Facility). (**)

         10.29 Coal Sales Agreement, dated as of December 1, 1986, between Pontiki Coal Corporation and Cogentrix of Virginia, Inc. (assigned to and assumed by James River Cogeneration Company) (Hopewell Facility) (10.26). (*)(3)

         10.30 Coal Sales Agreement, dated as of December 15, 1986, among AgipCoal Sales USA, Inc. (formerly named Enoxy Coal Sales, Inc.), AgipCoal USA, Inc. (formerly named Enoxy Coal, Inc.) and Cogentrix Virginia Leasing Corporation (Portsmouth Facility) (10.27). (*)(3)

         10.30(a) First Amendment to Coal Sales Agreement, dated September 29,
                  1995, by and between Arch Coal Sales Company, Inc., and Cogentrix Virginia Leasing Corporation (Portsmouth Facility) (10.1). (11)

    Designation Of
       Exhibit                   Description Of Exhibit
    --------------               ----------------------
         10.31 Coal Sales Agreement, dated as of October 1, 1989, among AgipCoal Sales USA, Inc., Laurel Creek Co., Inc. and Cogentrix of Rocky Mount, Inc., as amended (Rocky Mount Facility) (10.28). (*)(3)

         10.32 Gas Supply Contract, dated as of June 15, 1989, among Cogentrix of Pennsylvania, Inc., Cogentrix, Inc. and J. C. Enterprises, as amended (Ringgold Facility) (10.29). (1)

         10.33 Gas Sale and Purchase Agreement, dated as of September 8, 1989, between Eastern Marketing Corporation and Cogentrix of Pennsylvania, Inc. (Ringgold Facility) (10.30). (1)

         10.34 Coal Sales Agreement, dated as of February 15, 1990, among Electric Fuels Corporation, Kentucky May Coal Company, Inc. and Cogentrix of Richmond, Inc., as amended (Richmond Facility, Unit I) (10.31). (*)(3)

         10.35 Coal Sales Agreement, dated as of January 1, 1990, between Coastal Coal Sales, Inc., and Cogentrix of Richmond, Inc., as amended (Richmond Facility, Unit II) (10.32). (*)(3)

         10.36 Coal Supply Agreement, dated as of July 22, 1993, by and among Birchwood Power Partners, L.P., AgipCoal Holding USA, Inc. and AgipCoal Sales USA, Inc. (assigned to and assumed by Neweagle Coal Sales Corp. and Neweagle Industries, Inc.), Laurel Creek Co., Inc. and Rockspring Development, Inc. (Birchwood Facility) (10.7). (*)(14)

         10.36(a) First Amendment to Coal Supply Agreement, dated as of May 18,
                  1994, by and among Birchwood Power Partners, L.P., Laurel Creek Co., Inc., Rockspring Development, Inc., Neweagle Coal Sales Corp. and Neweagle Industries, Inc. (Birchwood Facility) (10.7(a)). (14)

         10.37 Railroad Transportation Contract, dated December 5, 1984, between Cogentrix of North Carolina, Inc. (then known as Cogentrix Leasing Corporation) and CSX Transportation, Inc. (then known as The Chesapeake and Ohio Railway Company and Seaboard System Railroad, Inc.), as amended (assigned to and assumed by Cogentrix Carolina Leasing Corporation) (Elizabethtown Facility) (10.33). (*)(3)

         10.37(a) Fifth Amendment to Railroad Transportation Contract, dated
                  January 21, 1994, between Cogentrix Eastern Carolina Corporation and CSX Transportation, Inc. (Elizabethtown Facility) (10.33(a)). (*)(3)

         10.37(b) Sixth Amendment to Railroad Transportation Contract, dated
                  August 23, 1995, between Cogentrix Eastern Carolina Corporation and CSX Transportation, Inc. (Elizabethtown Facility) (10.33(b)). (*)(10)

         10.38 Railroad Transportation Contract, dated December 5, 1984, between Cogentrix of North Carolina, Inc. (then known as Cogentrix Leasing Corporation) and CSX Transportation, Inc. (then known as The Chesapeake and Ohio Railway Company and Seaboard System Railway, Inc.), as amended (assigned to and assumed by Cogentrix Eastern Carolina Corporation) (Lumberton Facility) (10.34). (*)(3)

         10.38(a) Fifth Amendment to Railroad Transportation Contract, dated
                  January 21, 1994, between Cogentrix Eastern Carolina Corporation and CSX Transportation, Inc. (Lumberton Facility) (10.34(a)). (*)(3)

         10.38(b) Sixth Amendment to Railroad Transportation Contract, dated
                  August 23, 1995, between Cogentrix Eastern Carolina Corporation and CSX Transportation, Inc. (Lumberton Facility) (10.34(b)). (*)(10)

         10.39 Railroad Transportation Contract, dated December 5, 1984, between Cogentrix of North Carolina, Inc. (then known as Cogentrix Leasing Corporation) and CSX Transportation, Inc. (then known as The Chesapeake and Ohio Railway Company and Seaboard System Railway, Inc.), as amended (assigned to and assumed by Cogentrix Eastern Carolina Corporation) (Kenansville Facility) (10.35). (*)(3)

         10.39(a) Fifth Amendment to Railroad Transportation Contract, dated
                  January 21, 1994, between Cogentrix Eastern Carolina Corporation and CSX Transportation, Inc. (Kenansville Facility) (10.35(a)). (*)(3)

    Designation Of
       Exhibit                   Description Of Exhibit
    --------------               ----------------------
         10.39(b) Sixth Amendment to Railroad Transportation Contract, dated
                  August 23, 1995, between Cogentrix Eastern Carolina Corporation and CSX Transportation, Inc. (Kenansville Facility) (10.35(b)). (*)(10)

         10.40 Railroad Transportation Contract, dated as of July 15, 1986, between Cogentrix of North Carolina, Inc. (successor by merger to Cogentrix Carolina Leasing Corporation), and Norfolk Southern Railway Company (Roxboro Facility) (10.36). (*)(3)

         10.41 Railroad Transportation Contract, dated as of June 23, 1997, by and between Cogentrix of North Carolina, Inc. and Norfolk Southern Railway Company (Roxboro Facility). (**)

         10.42 Railroad Transportation Contract, dated as of July 15, 1986, between Cogentrix of North Carolina, Inc. (successor by merger to Cogentrix Carolina Leasing Corporation) and CSX Transportation, Inc. (then known as The Chesapeake and Ohio Railway Company and Seaboard System Railroad, Inc.), as amended (Southport Facility) (10.37). (*)(3)

         10.42(a) Sixth Amendment to Railroad Transportation Contract, effective as of January 1, 1996, between Cogentrix of North Carolina, Inc. and CSX Transportation, Inc. (Southport Facility) (10.37(a)). (*)(13)

         10.43 Railroad Transportation Contract, dated as of June 30, 1997, by and among Cogentrix of North Carolina, Inc. and CSX Transportation, Inc. (Southport Facility). (**)

         10.44 Railroad Transportation Contract, dated as of December 15, 1986, between Cogentrix of Virginia, Inc., and Norfolk Southern Railway Company, as amended (assigned to and assumed by James River Cogeneration Company) (Hopewell Facility) (10.38). (*)(3)

         10.45 Railroad Transportation Contract, dated as of December 22, 1986, between Cogentrix Virginia Leasing Corporation, and Norfolk Southern Railway Company, as amended (Portsmouth Facility) (10.39). (*)(3)

         10.46 Barge Transportation Contract, dated as of December 23, 1986, between Cogentrix Virginia Leasing Corporation and McAllister Brothers, Inc., as amended (Portsmouth Facility) (10.40). (1)

         10.47 Railroad Transportation Contract, dated as of September 26, 1989, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc., as amended (Rocky Mount Facility) (10.41). (*)(3)

         10.47(a) Fourth Amendment, dated as of August 23, 1995, to the Railroad
                  Transportation Contract, dated as of September 26, 1989, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.41(a)). (10)

         10.47(b) Fifth Amendment, dated as of January 1, 1996, to the Railroad
                  Transportation Contract, dated as of September 26, 1989, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.41(b)). (13)

         10.47(c) Amendment No. 6 to Contract CSXT-C-03951, dated as of January
                  1, 1997, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.9). (14)

         10.47(d) Amendment No. 7 to Contract CSXT-C-03951, dated as of July 1,
                  1997, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility).

         10.48 Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc., as amended (Richmond Facility, Unit I) (10.42). (*)(3)

         10.48(a) Third Amendment to Railroad Transportation Contract, filed with the ICC on December 13, 1994, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility, Unit I) (10.4). (8)

         10.49 Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc., as amended (Richmond Facility, Unit II) (10.43). (*)(3)

    Designation Of
       Exhibit                   Description Of Exhibit
    --------------               ----------------------
         10.49(a) Fourth Amendment to Railroad Transportation Contract, filed with the ICC on December 13, 1994, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility, Unit II) (10.5). (8)

         10.49(b) Fifth Amendment to Railroad Transportation Contract, effective as of November 16, 1995, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility, Unit II) (10.43(b)). (*)(13)

         10.50 Coal Transportation Agreement, dated as of July 22, 1993, between Birchwood Power Partners, L.P. and ER&L-Birchwood, Inc. (Birchwood Facility) (10.8). (*)(14)

         10.50(a) First Amendment to Coal Transportation Agreement, dated as of
                  April 28, 1994, between Birchwood Power Partners, L.P. and ER&L Birchwood, Inc. (Birchwood Facility) (10.8(a)). (*)(14)

         10.51 Amended and Restated Senior Term Loan Agreement, dated as of September 24, 1996, among Cogentrix Eastern Carolina Corporation, the Lenders party thereto, Credit Lyonnais New York Branch, as Issuing Bank and Agent (Elizabethtown, Lumberton and Kenansville Facilities) (10.44). (13)

         10.52 Amended and Restated Senior Term Loan Agreement and Guarantee, dated as of September 24, 1996, among United States Trust Company of New York, as Roxboro Owner Trustee, United States Trust Company of New York, as Southport Owner Trustee, United States Trust Company of New York in its individual capacity only to the extent expressly provided therein, Cogentrix of North Carolina, Inc., Roxboro/Southport General Partnership, Credit Lyonnais New York Branch, as Lender, Administrative Agent and Issuing Bank, and the other lenders party thereto (Roxboro and Southport Facilities) (10.45). (13)

         10.53 Second Amended and Restated Application for Letter of Credit and Reimbursement Agreement, dated as of July 1, 1996, among James River Cogeneration Company, the Banks named therein, and Banque Paribas, New York Branch, as Agent (Hopewell Facility) (10.46). (13)

         10.54 Second Amended and Restated Loan Agreement, dated as of May 15, 1992, among Cogentrix Virginia Leasing Corporation, the lenders party thereto and The CIT Group/Equipment Financing, Inc., as Agent, as amended (Portsmouth Facility) (10.51). (1)

         10.55 Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.52). (1)

         10.55(a) First Amendment, dated as of March 31, 1996, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.4). (12)

         10.55(b) Second Amendment, dated as of May 31, 1996, to the Amended and
                  Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.48(b)). (13)

         10.56 Construction and Term Loan Agreement, dated as of June 15, 1989, among Cogentrix of Pennsylvania, Inc., the lenders party thereto and Banque Paribas, New York Branch, as Agent, as amended (Ringgold Facility) (10.53). (1)

         10.57 Convertible Subordinated Note dated April 1, 1991 of Cogentrix of Pennsylvania, Inc. payable to Westinghouse Credit Corporation (10.54). (1)

    Designation Of
       Exhibit                   Description Of Exhibit
    --------------               ----------------------
         10.58 Reimbursement and Loan Agreement, dated as of December 1, 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch as Issuing Bank, the lenders party thereto and Banque Paribas, New York Branch, as Agent, as amended (Richmond Facility) (10.55). (1)

         10.58(a) Fourth Amendment, dated as of February 15, 1995, to the
                  Reimbursement and Loan Agreement, dated as of December 1, 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch, as Issuing Bank, the lenders party thereto and Banque Paribas, New York Branch, as Agent (Richmond Facility) (10.55(a)). (10)

         10.58(b) Fifth Amendment, dated as of June 1, 1995, to the
                  Reimbursement and Loan Agreement, dated as of December 1, 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch, as Issuing Bank, the lenders party thereto and Banque Paribas, New York Branch, as Agent (Richmond Facility) (10.55(b)). (10)

         10.58(c) Sixth Amendment, dated as of March 31, 1996, to the
                  Reimbursement and Loan Agreement, dated as of December 1, 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch, as Issuing Bank, the lenders party thereto and Banque Paribas, New York Branch, as Agent (Richmond Facility) (10.5). (12)

         10.59 Indenture of Trust, dated as of December 1, 1990, between the Industrial Development Authority of the City of Richmond, Virginia and Sovran Bank, N.A., as Trustee, including First and Second Supplemental Indentures of Trust (Richmond Facility) (10.56). (1)

         10.60 Sale Agreement, dated as of December 1, 1990, between the Industrial Development Authority of the City of Richmond, Virginia and Cogentrix of Richmond, Inc., including First and Second Supplemental Sale Agreements (Richmond Facility) (10.57). (1)

         10.61 Loan and Reimbursement Agreement, dated as of May 18, 1994, among Birchwood Power Partners, L.P., the Banks party thereto, John Hancock Mutual Life Insurance Company, Allstate Insurance Company, New York Life Insurance Company and the other Institutions party thereto, Banque Paribas, New York Branch, Barclays Bank PLC, Credit Suisse, Union Bank of California, as Co-Agents for the Banks and Credit Suisse, as Issuing Bank and as Administrative Agent for the Banks (Birchwood Facility) (10.1). (14)

         10.62 Security Deposit and Intercreditor Agreement, dated as of May 18, 1994, among Birchwood Power Partners, L.P., the Secured Parties named therein and Credit Suisse, as Security Agent (Birchwood Facility) (10.2). (14)

         10.63 First Amendment to Composite Amendment and Consent to Project Loan Agreement and Security Deposit Agreement, among Birchwood Power Partners, L.P. and the persons party to the Loan and Reimbursement Agreement, dated as of May 18, 1994, as amended, and the Security Deposit and Intercreditor Agreement, dated as of May 18, 1994, as amended (Birchwood Facility) (10.3). (14)

         10.64 Greenhouse Restructure Amendment, dated as of March 27, 1997, to the Loan and Reimbursement Agreement, the Security Deposit and Intercreditor Agreement, the Loan and Contribution Agreement and the Steam Sales Agreement, among the parties obligated under such agreements (Birchwood Facility).

         10.65 Amended and Restated Security Deposit Agreement, dated as of September 24, 1996, among Cogentrix Eastern Carolina Corporation, Credit Lyonnais New York Branch, as Senior Debt Agent and Issuing Bank and The Chase Manhattan Bank, as Security Agent (Elizabethtown, Lumberton and Kenansville Facilities) (10.54). (13)

    Designation Of
       Exhibit                   Description Of Exhibit
    --------------               ----------------------
         10.66 Amended and Restated Security Deposit Agreement, dated as of September 24, 1996, among United States Trust Company of New York, as Roxboro Owner Trustee, United States Trust Company of New York, as Southport Owner Trustee, Cogentrix of North Carolina, Inc., Roxboro/Southport General Partnership, Credit Lyonnais New York Branch, as Administrative Agent and Issuing Bank, and The Chase Manhattan Bank, as Security Agent (Roxboro and Southport Facilities) (10.55). (13)

         10.67 Second Amended and Restated Security Deposit Agreement, dated as of July 1, 1996, among James River Cogeneration Company, Cogentrix of Virginia, Inc., Banque Paribas, New York Branch, as Grantee, and First Union National Bank of North Carolina, as Security Agent (Hopewell Facility) (10.56). (13)

         10.68 Second Amended and Restated Security Deposit Agreement, dated as of May 15, 1992, among Cogentrix Virginia Leasing Corporation, Cogentrix, Inc., The CIT Group/Equipment Financing, Inc., as Agent and First Union National Bank of North Carolina, as Security Agent, as amended (Portsmouth Facility) (10.64). (1)

         10.69 Amended and Restated Security Deposit Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., The Prudential Insurance Company of America, as Credit Facility Agent and First Union National Bank of North Carolina, as Security Agent (Rocky Mount Facility) (10.65). (1)

         10.70 Security Deposit Agreement, dated as of June 15, 1989, among Cogentrix of Pennsylvania, Inc., Banque Paribas, New York Branch, as Bank Agent and First Union National Bank of North Carolina, as Security Agent (Ringgold Facility) (10.66). (1)

         10.71 Security Deposit Agreement, dated as of December 1, 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch, as Agent and First Union National Bank of North Carolina, as Security Agent (Richmond Facility) (10.67). (1)

         10.71(a) First Amendment to Security Deposit Agreement, dated December
                  15, 1993, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch, as Agent and First Union National Bank of North Carolina, as Security Agent (Richmond Facility) (10.67(a)). (3)

         10.72 Stock Pledge and Security Agreement, dated as of September 24, 1996, made by Cogentrix, Inc. in favor of Credit Lyonnais New York Branch, as Agent (Elizabethtown, Lumberton and Kenansville Facilities) (10.61). (13)

         10.73 Stock Pledge and Security Agreement, dated as of September 24, 1996, made by Cogentrix of North Carolina Holdings, Inc. in favor of Credit Lyonnais New York Branch, as Administrative Agent (Roxboro and Southport Facilities) (10.62). (13)

         10.74 Stock Pledge and Security Agreement, dated as of September 24, 1996, made by Roxboro/Southport I, Inc. in favor of Credit Lyonnais New York Branch, as Administrative Agent (Roxboro and Southport Facilities) (10.63). (13)

         10.75 General Partner Assignment and Security Agreement, dated as of September 24, 1996, made by Roxboro/Southport II, Inc. in favor of Credit Lyonnais New York Branch, as Administrative Agent (Roxboro and Southport Facilities) (10.64). (13)

         10.76 General Partner Assignment and Security Agreement, dated as of September 24, 1996, made by Roxboro/Southport I, Inc. in favor of Credit Lyonnais New York Branch, as Administrative Agent (Roxboro and Southport Facilities) (10.65). (13)

         10.77 Stock Pledge Agreement, dated as of December 1, 1986, between Cogentrix, Inc., as Pledgor and Banque Paribas, New York Branch, as Agent, as amended (Hopewell Facility) (10.78). (1)

         10.77(a) Amendment No. 2 to Pledge and Security Agreement, dated as of
                  July 1, 1996, made by Cogentrix, Inc., as Pledgor to Banque Paribas, New York Branch, as Grantee (Hopewell Facility) (10.66(a)). (13)

    Designation Of
       Exhibit                   Description Of Exhibit
    --------------               ----------------------
         10.78 Assignment and Security Agreement dated as of October 1, 1987 between Cogentrix of Virginia, Inc. and Banque Paribas, New York Branch, as Grantee, as amended (Hopewell Facility) (10.79). (1)

         10.78(a) Amendment No. 2 to Assignment and Security Agreement dated as of July 1, 1996, between Cogentrix of Virginia, Inc. and Banque Paribas, New York Branch, as Grantee (Hopewell Facility) (10.67(a)). (13)

         10.79 Second Amended and Restated Pledge Agreement, dated as of May 15, 1992, between Cogentrix, Inc., as Pledgor and The CIT Group/Equipment Financing, Inc., as Agent (Portsmouth Facility) (10.80). (1)

         10.80 Pledge Agreement, dated as of June 15, 1989, between Cogentrix, Inc., as Pledgor and Banque Paribas, New York Branch, as Agent (Ringgold Facility) (10.81). (1)

         10.81 Amended and Restated Stock Pledge Agreement, dated as of November 19, 1996, by and between Cogentrix/Birchwood Two, L.P., as Pledgor, and Birchwood Power Partners, L.P., as Lender (Birchwood Facility) (10.4). (14)

         10.82 Ground Lease, dated as of August 23, 1984, between Cogentrix of North Carolina, Inc. (then known as Cogentrix Leasing Corporation) and West Point Stevens Inc. (then known as West Point-Pepperell, Inc.), as amended (assigned to and assumed by Cogentrix Eastern Carolina Corporation) (Elizabethtown Facility) (10.82). (1)

         10.83 Ground Lease, dated as of August 23, 1984, between Cogentrix of North Carolina, Inc. (then known as Cogentrix Leasing Corporation) and West Point Stevens Inc. (then known as West Point-Pepperell, Inc.), as amended (assigned to and assumed by Cogentrix Eastern Carolina Corporation) (Lumberton Facility) (10.83). (1)

         10.84 Ground Lease, dated as of November 30, 1984, between Cogentrix of North Carolina, Inc. (then known as Cogentrix Leasing Corporation) and Guilford Mills, Inc., as amended (assigned to and assumed by Cogentrix Eastern Carolina Corporation) (Kenansville Facility) (10.84). (1)

         10.85 Lease (SBD 9284; RE-81558) from Seaboard System Railroad, Inc. to Cumberland Elkhorn Coal and Coke, Inc., dated December 17, 1985, assigned by Cumberland Elkhorn Coal & Coke, Inc. to Oxbow Carbon and Minerals Inc. and further assigned by Oxbow Carbon & Minerals, Inc. to Cogentrix Eastern Carolina Corporation, as amended (Kenansville Facility) (10.85). (1)

         10.86 Lease (SBD 8074; RE-81558) from Seaboard System Railroad, Inc. to Cumberland Elkhorn Coal & Coke, Inc., dated October 4, 1985, assigned by Cumberland Elkhorn Coal & Coke, Inc. to Oxbow Carbon and Minerals Inc. and further assigned by Oxbow Carbon & Minerals, Inc. to Cogentrix Eastern Carolina Corporation, as amended (Kenansville Facility) (10.86). (1)

         10.87 Agreement (SBD 8801; RE-81558) dated October 2, 1985, as amended, between CSX Transportation, Inc. (as successor to the rights and obligations of Seaboard System Railroad, Inc.), and Cogentrix Eastern Carolina Corporation (as successor to the rights of Oxbow Carbon & Minerals, Inc., which succeeded to the rights and obligations of Cumberland Elkhorn Coal & Coke, Inc. by assignment), as amended (Kenansville Facility) (10.87). (1)

         10.88    Agreement (SBD 10257; RE-83767) dated June 18, 1986, as
                  amended, between CSX Transportation, Inc. (as successor to the rights and obligations of Seaboard System Railroad, Inc.), and Cogentrix Eastern Carolina Corporation (as successor to the rights of Oxbow Carbon & Minerals, Inc., which succeeded to the rights and obligations of Cumberland Elkhorn Coal & Coke, Inc. by assignment), as amended (Elizabethtown and Lumberton Facilities) (10.88). (1)

         10.89 Lease Agreement, dated as of November 10, 1987, between United States Trust Company of New York, as Roxboro Owner Trustee, as Lessor, and Cogentrix of North Carolina, Inc. (successor by merger to Cogentrix Carolina Leasing Corporation), as Lessee, as amended (Roxboro Facility) (10.89). (1)

    Designation Of
       Exhibit                   Description Of Exhibit
    --------------               ----------------------
         10.89(a) Fourth Amendment to Lease Agreement, dated as of September 24,
                  1996, between United States Trust Company, as Roxboro Owner Trustee and Cogentrix of North Carolina, Inc. (Roxboro Facility) (10.77(a)). (13)

         10.90 Lease Agreement, dated as of November 10, 1987, between United States Trust Company of New York, as Southport Owner Trustee, as Lessor, and Cogentrix of North Carolina, Inc. (successor by merger to Cogentrix Carolina Leasing Corporation), as Lessee, as amended (Southport Facility) (10.90). (1)

         10.90(a) Fourth Amendment to Lease Agreement, dated as of September 24,
                  1996, between United States Trust Company, as Southport Owner Trustee and Cogentrix of North Carolina, Inc. (Southport Facility) (10.78(a)). (13)

         10.91 Ground Lease, dated as of December 31, 1985, between United States Trust Company, as Roxboro Owner Trustee, as Lessee, and Cogentrix of North Carolina, Inc. (successor by merger to Cogentrix Carolina Leasing Corporation), as Lessor (Roxboro Facility) (10.91). (1)

         10.92 Amended and Restated Ground Lease, dated as of December 31, 1985, between Carolina Power & Light Company, as Lessor, and Cogentrix of North Carolina, Inc. (successor by merger to Cogentrix Carolina Leasing Corporation), as Lessee, as amended (Southport Facility) (10.92). (1)

         10.93 Ground Lease, dated January 31, 1986, between Allied-Signal, Inc., as Lessor, and Cogentrix of Virginia, Inc., as Lessee, as amended (assigned to and assumed by James River Cogeneration Company) (Hopewell Facility) (10.93). (1)

         10.94 Ground Lease and Easement, dated as of December 15, 1986, between Virginia Chemicals, Inc., as Lessor and Cogentrix Virginia Leasing Corporation, as Lessee (Portsmouth Facility) (10.94). (1)

         10.95 Ground Lease, dated as of December 13, 1990, between Cogentrix of Richmond, Inc., as Lessee, and E.I. du Pont de Nemours and Company, as Lessor (Richmond Facility) (10.95). (1)

         10.96 Amended and Restated Land Lease Agreement, dated as of February 18, 1988, among Arrowpoint Associates Limited Partnership, as Landlord, and Cogentrix, Inc., CI Properties, Inc. and Equipment Leasing Partners, as Tenant, as amended (assigned to and assumed by Equipment Leasing Partners, with Cogentrix, Inc., as guarantor) (Corporate Headquarters) (10.96). (1)

         10.97 Amended and Restated Lease Agreement, dated as of April 30, 1993, among Equipment Leasing Partners, as Landlord, Cogentrix, Inc., as Tenant, and CI Properties, Inc., as amended (Corporate Headquarters) (10.97). (1)

         10.98 Letter Agreement, dated May 25, 1989, among Cogentrix, Inc., Cogentrix of Richmond, Inc. (formerly named Cogentrix of Petersburg, Inc.), and WV Hydro, Inc., as amended (Richmond Facility) (10.98). (1)

         10.99 Consulting Agreement, dated as of September 27, 1991, between Robert W. Lewis and Cogentrix, Inc., as amended (assigned to and assumed by Cogentrix Energy, Inc.) (10.99). (1)

         10.100 Consulting Agreement, dated as of September 30, 1993, between Cogentrix, Inc. and W.E. Garrett (assigned to and assumed by Cogentrix Energy, Inc.) (10.100). (1)

         10.101 Consulting Agreement, dated as of September 30, 1993, between Cogentrix, Inc. and C&L Account Ten Inc. (assigned to and assumed by Cogentrix Energy, Inc.) (10.101). (1)

         10.102   Form of Profit-Sharing Plan (I) (10.102). (1)

         10.103   Form of Profit-Sharing Plan (II) (10.103). (1)

         10.104   Executive Incentive Bonus Plan (10.104). (3)

         10.105 Facility Cash Flow Incentive Compensation Agreement with Robert W. Lewis (10.105). (1)

         10.106 General Partnership Agreement dated as of September 30, 1987 between Cogentrix of Virginia, Inc. and Capistrano Cogeneration Company (10.110). (1)

    Designation Of
       Exhibit                   Description Of Exhibit
    --------------               ----------------------
         10.107 Adoption of Stock Transfer Agreement dated as of December 30, 1993 among Cogentrix Energy, Inc., Cogentrix Inc., David J. Lewis, Robert W. Lewis and James E. Lewis (10.111). (1)

         10.108   Employment Agreement, dated as of June 24, 1994, between David
                  J. Lewis and Cogentrix Energy, Inc. (10.115). (5)

         10.109 Employment Agreement, dated as of May 1, 1997, between Mark F. Miller and Cogentrix Energy, Inc.

         10.110 Power Purchase Agreement, dated as of September 30, 1994, between Mangalore Power Company and Karnataka Electricity Board (Phase One Facility) (10.1). (6)

         10.111 Power Purchase Agreement, dated as of September 30, 1994, between Mangalore Power Company and Karnataka Electricity Board (Phase Two Facility) (10.2). (6)

         10.112 Transaction Agreement by and among SEI Birchwood, Inc., Birchwood Development Corp., Birchwood Power Partners, L.P., Cogentrix/Birchwood Two, L.P. and Cogentrix Energy, Inc., dated as of November 23, 1994 (Birchwood Facility) (2.1). (7)

         10.113 Engineering, Procurement and Construction Agreement, dated as of December 8, 1994, between Cogentrix Energy, Inc. and Public Utility District No. 1 of Clark County, Washington, together with Letter Agreement, dated January 18, 1995 (Clark Facility) (10.1). (8)

         10.114 Development and Engineering Agreement, dated as of December 8, 1994, between Cogentrix of Vancouver, Inc. and Public Utility District No. 1 of Clark County, Washington (Clark Facility) (10.2). (8)

         10.115 Operation and Maintenance Agreement, dated as of December 8, 1994, between Cogentrix of Vancouver, Inc. and Public Utility District No. 1 of Clark County, Washington (Clark Facility) (10.3). (8)

         10.116 Amended and Restated Facility Operations and Maintenance Agreement, dated as of May 18, 1994, between Southern Electric International, Inc. and Birchwood Power Partners, L.P. (Birchwood Facility) (10.5). (*)(14)

         10.117 Amended and Restated Limited Partnership Agreement of Birchwood Power Partners, L.P., dated December 15, 1994 (10.6). (8)

         10.118 Equity Contribution Agreement, dated as of December 15, 1994, among Cogentrix Energy, Inc., Cogentrix Delaware Holdings, Inc., Birchwood Power Partners, L.P., and Credit Suisse (Birchwood Facility) (10.9). (8)

         10.119 Limited Partner Pledge Agreement, dated as of December 15, 1994, made by Cogentrix/Birchwood Two, L.P. in favor of Credit Suisse (Birchwood Facility) (10.10). (8)

         10.120 General Partner Pledge Agreement, dated as of December 15, 1994, made by Cogentrix/Birchwood Two, L.P. in favor of Credit Suisse (Birchwood Facility) (10.11). (8)

         10.121 Agreement of Limited Partnership of Rathdrum Generation Partners Limited Partnership, dated as of November 3, 1994, by and among BTU Energy I, Inc. and Cogentrix of Rathdrum I, Inc., as General Partners, and BTU Energy II, Inc. and Cogentrix of Rathdrum II, Inc., as Limited Partners (10.131).
                  (10)

         10.122   Supplemental Retirement Savings Plan (10.132). (10)

         10.123 Trust Under Supplemental Retirement Savings Plan, dated April 17, 1995, by and between Cogentrix Energy, Inc. and Wachovia Bank of North Carolina, N.A. of Winston Salem, North Carolina, as Trustee (10.133). (10)

         10.124 Consulting and Noncompetition Employment Agreement, dated as of August 11, 1995, between Cogentrix Energy, Inc. and George
                  T. Lewis, Jr. (10.135). (10)

         10.125 Joint Development Agreement, dated as of July 14, 1995, between Cogentrix Mauritius Company and Malconna Company Limited (10.136). (*)(10)

         10.126 Support Agreement, dated as of July 14, 1995, from Cogentrix Energy, Inc. to Malconna Company Limited (10.137). (10)

    Designation Of
       Exhibit                   Description Of Exhibit
    --------------               ----------------------
         10.127 Working Capital Letter of Credit and Reimbursement Agreement, dated as of October 30, 1995, by and between Cogentrix Energy, Inc. and First Union National Bank of North Carolina (10.3).
                  (11)

         10.128 Pledge and Security Agreement, dated as of October 30, 1995, by and between Cogentrix Energy, Inc. and First Union National Bank of North Carolina (10.4). (11)

         10.129 Credit Agreement, dated as of May 22, 1997, among Cogentrix Energy, Inc., the several Lenders from time to time parties thereto and Australia and New Zealand Banking Group Limited, as Agent and as the Issuing Bank.

         10.130 Guarantee, dated as of May 22, 1997, made by Cogentrix Delaware Holdings, Inc., the Guarantor, in favor of the Borrower Creditors.

         10.131 Agreement of Limited Partnership of Village Farms of Texas, L.P., dated as of February 6, 1996, by and among Cogentrix of Fort Davis I, Inc. and Village Farms of Delaware, L.L.C., as General Partners, and Cogentrix of Fort Davis II, Inc. and Village Farms, L.L.C., as Limited Partners (10.6). (*)(12)

         10.132 Guaranty, dated as of February 14, 1996, made by Cogentrix Energy, Inc. in favor of Farm Credit Bank of Texas and Texas Production Credit Association, as Lenders, and CoBank, ACB, as Administrative Agent, to guarantee certain obligations of Village Farms of Texas, L.P. (10.7). (12)

         10.133 Agreement of Limited Partnership, dated as of March 10, 1997, of Pocono Village Farms, L.P. by and among Cogentrix of Pocono, Inc., Cogentrix Greenhouse Investments, Inc., Village Farms of Delaware, L.L.C. and Village Farms, L.L.C. (10.1).
                  (15)

         10.134 Agreement of Limited Partnership, dated as of June 4, 1997, of Village Farms of Marfa, L.P. by and among Cogentrix of Marfa, Inc., Cogentrix Greenhouse Investments, Inc., Village Farms of Delaware, L.L.C. and Village Farms, L.L.C. (**)

         10.135 Agreement of Limited Partnership, dated as of September 4, 1997, of Village Farms of Buffalo, L.P. by and among Cogentrix of Buffalo, Inc., Cogentrix Greenhouse Investments, Inc., Village Farms of Delaware, L.L.C. and Village Farms, L.L.C. (**)

         21.1     Direct and Indirect Subsidiaries of Cogentrix Energy, Inc.

         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

----------------------------
(*) Portions of these agreements have been deleted pursuant to previously approved requests for confidential treatment.
(**) Portions of these agreements have been deleted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 33-74254) filed January 19, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-74254) filed February 24, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(3) Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-74254) filed March 7, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(4) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 16, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(5) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

(6) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 14, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(7) Incorporated by reference to the Form 8-K (File No. 33-74254) filed December 29, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(8) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed February 14, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(9) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 16, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(10) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(11) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 14, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(12) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 3, 1996. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(13) Incorporated by reference to the Form 10-K (File No. 33-74254) filed October 10, 1996. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(14) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed February 14, 1997. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(15) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 15, 1997. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.


         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the fourth quarter ended June 30, 1997.

SIGNATURES.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COGENTRIX ENERGY, INC.
                                             (Registrant)


Date:    September 29, 1997             By: /s/ David J. Lewis
                                            David J. Lewis
                                            Vice Chairman of the Board,
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

         Signature                                           Title                               Date
         ---------                                           -----                               ----
        /s/ George T. Lewis, Jr.            Chairman of the Board and Director            September 29, 1997
        George T. Lewis, Jr.

        /s/ David J. Lewis                  Vice Chairman of the Board, Chief             September 29, 1997
        David J. Lewis                          Executive Officer and Director

        /s/ Mark F. Miller                  President, Chief Operating Officer            September 29, 1997
        Mark F. Miller                          and Director

        /s/ Betty G. Lewis                  Director                                      September 29, 1997
        Betty G. Lewis

        /s/ James E. Lewis                  Executive Vice President and Director         September 29, 1997
        James E. Lewis

        /s/ Robert W. Lewis                 Director                                      September 29, 1997
        Robert W. Lewis

        /s/ Dennis W. Alexander             Group Senior Vice President, General          September 29, 1997
        Dennis W. Alexander                     Counsel, Secretary and Director

        /s/ W. E. Garrett                   Director                                      September 29, 1997
        W. E. Garrett

        /s/ James R. Pagano                 Group Senior Vice President,                  September 29, 1997
        James R. Pagano                         Chief Financial Officer
                                                (Principal Financial Officer)

        /s/ Thomas F. Schwartz              Vice President - Finance and Treasurer        September 29, 1997
        Thomas F. Schwartz                      (Principal Accounting Officer)