Form 10-Q
period 1997-09-30
COGENTRIX ENERGY INC
filed 1997-11-14
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                        Commission File Number: 33-74254

                             COGENTRIX ENERGY, INC.
             (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                                     56-1853081
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                              Number)


9405 ARROWPOINT BOULEVARD, CHARLOTTE, NORTH CAROLINA         28273-8110
         (Address of principal executive offices)             (Zipcode)

                                 (704) 525-3800
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



On November 14, 1997, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                                                                        PAGE NO.
                                                                        --------
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at September 30, 1997
            (Unaudited) and June 30, 1997                                   3

         Consolidated Statements of Income for the Three Months
            Ended September 30, 1997 and 1996 (Unaudited)                   4

         Consolidated Statements of Cash Flows for the Three Months
            Ended September 30, 1997 and 1996 (Unaudited)                   5

         Notes to Consolidated Condensed Financial Statements (Unaudited)   6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       7

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 5:  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  14

Signatures                                                                 14

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997
                             (dollars in thousands)

                                                                                 SEPTEMBER          JUNE
                                                                                 30, 1997         30, 1997
                                                                                -----------      ----------
                                                                                (Unaudited)       (Audited)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 48,286         $ 62,596
  Restricted cash                                                                 27,095           30,888
  Marketable securities                                                           31,011           21,494
  Restricted investments                                                          20,000           20,000
  Accounts receivable                                                             52,349           57,880
  Inventories                                                                     15,304           15,723
  Other current assets                                                             5,767            5,779
                                                                                --------         --------
    Total current assets                                                         199,812          214,360

PROPERTY, PLANT AND EQUIPMENT,
  Net of accumulated depreciation:  $179,022 and $169,761, respectively          504,981          514,449

LAND AND IMPROVEMENTS                                                              2,540            2,540

DEFERRED FINANCING, START-UP AND ORGANIZATION COSTS,
    Net of accumulated amortization:  $17,218 and $16,373, respectively           21,756           22,601

NATURAL GAS RESERVES                                                               2,608            2,829

INVESTMENTS IN AFFILIATES                                                         87,145           84,599

OTHER ASSETS                                                                      17,152           18,450
                                                                                --------         --------
                                                                                $835,994         $859,828
                                                                                ========         ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                             $ 64,037         $ 62,370
  Accounts payable                                                                19,439           22,147
  Accrued compensation                                                             3,888           12,290
  Accrued interest payable                                                           751            3,308
  Accrued dividends payable                                                            0            5,000
  Other accrued liabilities                                                       13,346           13,040
                                                                                --------         --------
    Total current liabilities                                                    101,461          118,155

LONG-TERM DEBT                                                                   613,004          631,624

DEFERRED INCOME TAXES                                                             25,128           23,074

MINORITY INTEREST IN JOINT VENTURE                                                15,718           14,354

OTHER LONG-TERM LIABILITIES                                                       23,956           22,912
                                                                                --------         --------
                                                                                 779,267          810,119
                                                                                --------         --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                                            130              130
  Accumulated earnings                                                            56,597           49,579
                                                                                --------         --------
                                                                                  56,727           49,709
                                                                                --------         --------
                                                                                $835,994         $859,828
                                                                                ========         ========


The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
          (dollars in thousands, except for earnings per common share)


                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------
                                                               1997               1996
                                                            ----------         ----------

OPERATING REVENUE:
  Electric                                                  $  82,358          $  90,393
  Steam                                                         6,049              6,632
  Other                                                         2,728              2,097
                                                            ---------          ---------
                                                               91,135             99,122
                                                            ---------          ---------

OPERATING EXPENSES:
  Fuel expense                                                 31,199             42,978
  Operations and maintenance                                   16,696             19,425
  General, administrative and development expenses              8,139              7,985
  Depreciation and amortization                                10,238              9,285
                                                            ---------          ---------
                                                               66,272             79,673
                                                            ---------          ---------

OPERATING INCOME                                               24,863             19,449

OTHER INCOME (EXPENSE):
  Interest expense                                            (13,235)           (14,078)
  Investment and other income                                   1,923              2,111
  Equity in net loss of affiliates                               (196)              (219)
                                                            ---------          ---------

INCOME BEFORE MINORITY INTEREST IN INCOME OF JOINT
  VENTURE, INCOME TAXES AND EXTRAORDINARY LOSS                 13,355              7,263

MINORITY INTEREST IN INCOME OF JOINT VENTURE                   (1,364)              (477)
                                                            ---------          ---------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS              11,991              6,786

PROVISION FOR INCOME TAXES                                     (4,973)            (2,812)
                                                            ---------          ---------

INCOME BEFORE EXTRAORDINARY LOSS                                7,018              3,974

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAX BENEFIT OF $470                                 0               (703)
                                                            ---------          ---------

NET INCOME                                                  $   7,018          $   3,271
                                                            =========          =========

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                          $   24.89          $   14.09
  Extraordinary loss                                             0.00              (2.49)
                                                            ---------          ---------
                                                            $   24.89          $   11.60
                                                            =========          =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    282,000            282,000
                                                            =========          =========




The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (dollars in thousands)

                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                              --------------------------------
                                                                                  1997              1996
                                                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                    $  7,018          $  3,271

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                 10,238             9,285
    Deferred income taxes                                                          2,054               927
    Extraordinary loss on early extinguishment of debt                                 0             1,173
    Minority interest in income of joint venture, net of dividends                 1,364            (9,111)
    Equity in net loss of affiliates                                                 196               219
    Dividends received from affiliates                                                 0               143
    Decrease (increase) in accounts receivable                                     5,531            (1,577)
    Decrease in inventories                                                          640             1,404
    Increase (decrease) in accounts payable                                       (2,708)            4,047
    Decrease  in accrued liabilities                                             (10,653)           (4,638)
    Decrease (increase) in other                                                   2,624            (1,029)
                                                                                --------          --------

  Net cash flows provided by operating activities                                 16,304             4,114
                                                                                --------          --------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Property, plant and equipment additions                                         (213)             (308)
    Increase in marketable securities                                             (9,517)                0
    Investments in affiliates                                                     (2,742)             (500)
    Decrease in restricted cash                                                    3,793            15,032
                                                                                --------          --------

  Net cash flows provided by (used in) investing activities                       (8,679)           14,224
                                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of debt                                                   600            67,750
    Repayments of debt                                                           (17,535)          (51,622)
    Increase in deferred financing costs                                               0            (2,584)
    Common stock dividends paid                                                   (5,000)           (4,759)
                                                                                --------          --------

  Net cash flows provided by (used in) financing activities                      (21,935)            8,785
                                                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                               (14,310)           27,123

CASH AND CASH EQUIVALENTS, beginning of period                                    62,596            33,351
                                                                                --------          --------

CASH AND CASH EQUIVALENTS, end of period                                        $ 48,286          $ 60,474
                                                                                ========          ========



The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

1.       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc. and its subsidiary companies (collectively, the "Company") and a 50% owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner. Investments in other affiliates in which the Company has a 20% to 50% interest and/or the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. All material intercompany transactions and balances among Cogentrix Energy, Inc., its subsidiary companies and its consolidated joint venture have been eliminated in the accompanying consolidated condensed financial statements.

         Information presented as of September 30, 1997 and for the three months ended September 30, 1997 and 1996 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, the results of operations for the three months ended September 30, 1997 and 1996, and cash flows for the three months ended September 30, 1997 and 1996. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

         The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on September 29, 1997.

2.       PENDING CLAIMS AND LITIGATION

         Effective September 1996, the Company amended the power sales agreements on its Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport facilities. Under the amended terms of these power sales agreements, the purchasing utility has exercised its right of economic dispatch resulting in significant reductions in fuel requirements at each of these facilities. In response to this reduction in fuel requirements, one of the coal suppliers for these facilities initiated an arbitration proceeding and another initiated a litigation proceeding against certain subsidiaries of the Company. The arbitration proceeding was completed in October, 1997. The decision of the arbitration panel was issued in favor of the Company's subsidiary and denied any recovery to the coal supplier. The Company intends to vigorously defend itself in the remaining litigation proceeding. The Company has maintained reserves which management believes to be adequate to cover any costs resulting from this matter. Management believes that the resolution of this matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

         The information called for by this item is hereby incorporated herein by reference to pages 3 through 6 of this report.

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

GENERAL

         The Company acquires, develops, owns and operates power generation facilities and sells electricity and steam in the United States. The Company owns or has interests in 11 power generation facilities having an aggregate capacity of 1,120 megawatts. The Company's consolidated revenues are derived and costs are incurred primarily from the generation and sale of electricity and, to a lesser extent, from the production and sale of thermal energy (primarily steam) and other commodities related to its cogeneration operations. Other revenues and costs arise from fees earned and costs incurred in connection with development activities, ash disposal and environmental consulting services. Each of the Company's facilities relies on a power sales agreement with a single customer for the majority of its revenues over the life of the power sales agreement. During the fiscal quarter ended September 30, 1997, two regulated utilities, Carolina Power & Light Company ("CP&L") and Virginia Electric and Power Company ("Virginia Power"), accounted for approximately 87% of the Company's consolidated revenues.

         Nine of the eleven cogeneration facilities in which the Company has an interest are wholly owned by the Company. The Company has only a 50% ownership interest in the Hopewell and Birchwood facilities. The Company's consolidated financial statements include the accounts of the Hopewell facility over which the Company has effective control of the management through majority representation on the board of directors of the managing general partner. The "minority interest in income of joint venture" on the Company's consolidated statements of income reflects the interest of the Company's joint venture partner in the income of the Hopewell facility. The Company accounts for its investment in the Birchwood facility, which is operated by a subsidiary of the Company's joint venture partner, under the equity method.

         Effective in September 1996, the Company amended the power sales agreements with CP&L on the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities. Under the amended terms, the power sales agreements are dispatchable contracts which provide the utility the ability to suspend or reduce purchases of energy from the facilities if CP&L determines it can operate its system for a designated period more economically. In addition to providing CP&L additional dispatch rights, the amendments eliminated the purchase options which CP&L had on the Roxboro and Southport facilities. The amended power sales agreements are structured so that the Company continues to receive capacity payments during any period of economic dispatch, which cover project debt service, fixed operating costs and constitute a substantial portion of the profit component of the power sales agreements. Energy payments, which are reduced (or possibly eliminated) as a result of economic dispatch, primarily cover variable operating and maintenance costs, as well as coal and rail transportation costs. The impact of the amendment to these power sales agreements has been a significant reduction in the Company's electric revenues, which has been offset by reduced fuel costs and operations and maintenance expense at these facilities. In response to the reduction in fuel requirements at these five facilities resulting from the exercise by CP&L of its economic dispatch rights, certain of the Company's coal suppliers for these facilities instituted various legal proceedings against the Company seeking to recover damages. (See Part II: Other Information -- Item 1. "Legal Proceedings.")

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------------------------------
                                                                   1997                               1996
                                                          ----------------------              ---------------------
                                                                     (DOLLARS IN THOUSANDS, UNAUDITED)

Total operating revenues                                  $  91,135          100%             $  99,122        100%
Operating costs                                              47,895           53                 62,403         63
General, administrative and development                       8,139            9                  7,985          8
Depreciation and amortization                                10,238           11                  9,285          9
                                                          ---------       ------              ---------     ------

Operating income                                          $  24,863           27%             $  19,449         20%
                                                          =========       ======              =========     ======

Megawatt hours sold                                         887,926                           1,265,473
                                                          =========                           =========


         Total operating revenues decreased 8.1% to $91.1 million for the first quarter of fiscal 1998 as compared to $99.1 million for the first quarter of fiscal 1997. This decrease was primarily attributable to the significant decrease in electric revenues resulting from economic dispatch of and consequently reduced energy payments from the Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport facilities. The decrease in operating revenues was also due to a decrease in steam revenues at the Hopewell and Southport facilities resulting from a decrease in demand for steam by the facilities' steam hosts. These decreases in operating revenues were partially offset by a $1.6 million increase in electric revenues at the Hopewell, Rocky Mount, Richmond, and Ringgold facilities due to an increase in on-peak megawatt hours provided to the purchasing utility, as well as escalation/inflation adjustment provisions in certain power sales agreements and an increase in revenue from third-party ash disposal activity.

         Operating costs decreased 23.2% to $47.9 million for the first quarter of fiscal 1998 as compared to $62.4 million for the first quarter of fiscal 1997. This decrease resulted primarily from the significant decrease in operating expenses at the Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport facilities resulting from their economic dispatch by CP&L. The decrease in operating expense was also due to reductions in maintenance costs at the Hopewell and Rocky Mount facilities, at which facilities the Company performed routine maintenance during the first quarter of fiscal 1997. The decrease in operating costs was also related to transaction costs incurred in connection with project debt refinancings completed during the first quarter of fiscal 1997, and severance costs incurred by the Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport facilities in the first quarter of fiscal 1997 associated with the reduction of the workforce at those facilities. The decreases in operating costs were partially offset by a $1.0 million increase in operating costs related to an increase in third-party ash disposal activity.

         General, administrative and development expenses increased 1.9% to $8.1 million for the first quarter of fiscal 1998 as compared to $8.0 million for the first quarter of fiscal 1997. General, administrative and development expenses were relatively stable with the exception of severance costs incurred in the first quarter of fiscal 1998 related to the reduction of the workforce at the corporate office and a decrease in incentive compensation expense in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.

         During fiscal 1997, the Company undertook an analysis of the post-contract operating environment for all of its operating facilities in light of the dramatic market changes taking place in the power generation industry. As part of this analysis the Company reviewed the depreciable lives of its operating facilities and concluded that, effective January 1, 1997, the Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport facilities would be depreciated over the remaining terms of these facilities' power sales agreements. The 10.3% increase in depreciation and amortization expense in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 related primarily to this change in the estimated useful lives of these facilities.

         Interest expense decreased 6.0% to $13.2 million for the first quarter of fiscal 1998 as compared to $14.1 million for the first quarter of fiscal 1997. The decrease in interest expense was primarily attributable to a decrease in the weighted average debt outstanding from $727 million in the first quarter of fiscal 1997 to $683 million in the first quarter of fiscal 1998. The decrease in weighted average debt outstanding related to scheduled maturities of the Company's project financing debt.

         In aggregate, equity in net loss of affiliates did not change materially in the first quarter of 1998 as compared to the first quarter of 1997. Decreases in equity in net loss of affiliates for the first quarter of fiscal 1998 as compared to the same period of fiscal 1997 related primarily to earnings generated by the Company's investment in the Birchwood facility, which commenced commercial operations in November 1996, and a reduction in development costs associated with the termination in December 1996 of funding for a partnership pursuing development opportunities in Latin America. Increases in equity in net loss of affiliates for the first quarter of fiscal 1998 as compared to the same period of fiscal 1997 related primarily to losses generated by the Company's investments in greenhouse facilities in Texas and Pennsylvania, which commenced commercial operations in October 1996 and April 1997, respectively, and equity in net income of affiliates recognized in the first quarter of fiscal 1997 related to the Company's investment in Bolivian Power Company Limited, which was sold in December 1996.

         The increase in minority interest in income of joint venture for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 related to an increase in the net income of the Hopewell facility. The increase in net income of the Hopewell facility resulted primarily from a reduction of maintenance costs incurred at the Hopewell facility in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997, a reduction of interest expense related to a decrease in the amount of project debt outstanding and the expiration of an interest rate swap agreement in July 1997, and transaction costs incurred in connection with the refinancing of Hopewell's project debt in the first quarter of fiscal 1997.

         The extraordinary loss on early extinguishment of debt in the first quarter of fiscal 1997 related to the write-off of the deferred financing costs on the Elizabethtown, Lumberton, and Kenansville facilities' original project debt, which was refinanced in September 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The principal components of operating cash flow for the three months ended September 30, 1997 were generated by net income of $7.0 million, increases due to adjustments for depreciation and amortization of $10.2 million, deferred income taxes of $2.1 million, minority interest in income of joint venture of $1.4 million, and equity in net loss of unconsolidated affiliates of $0.2 million, which were partially offset by a net $4.6 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $16.3 million, proceeds from borrowings of $0.6 million, and $18.0 million of cash escrows released were primarily used to purchase property, plant and equipment additions of $0.2 million, to purchase marketable securities of $9.5 million, to make an investment in a greenhouse facility of $2.7 million, to repay project finance borrowings of $17.5 million and to pay a dividend to common shareholders of $5.0 million.

         Historically, the Company has financed each facility primarily under financing arrangements and related documents which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of that project subsidiary. This type of financing is generally referred to as "project financing." The project financing debt of the Company's subsidiaries (aggregating $574.8 million as of September 30, 1997) is substantially non-recourse to the Company and its other project subsidiaries, except in connection with certain transactions where Cogentrix Energy, Inc. or Cogentrix, Inc. has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include (i) an agreement for the benefit of the Roxboro and Southport project lenders to fund cash deficits the project may experience as a result of incurring certain costs, subject to a cap of $11.3 million, (ii) guarantees to fund a reserve account in connection with the financing of a project subsidiary in an aggregate amount of up to approximately $4.0 million and (iii) guarantees of obligations and liabilities of the Company's ReUse subsidiary limited in an aggregate amount of up to $2.5 million. In addition, Cogentrix has guaranteed certain project subsidiaries' obligations to the utility under power sales agreements and obligations of up to $1.5 million of ReUse under an ash disposal agreement with an unrelated third party. Because certain of these limited guarantees and other obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of the Company's potential exposure under these guarantees cannot be quantified. The aggregate contractual liability of the Company to its subsidiaries' project lenders is, in each case, a small portion of the aggregate project debt. If, however, the Company were required to satisfy all these guarantees and other obligations or even one or more of the significant ones, such event could have a material adverse impact on the Company's financial condition.

         As of September 30, 1997, the Company had long-term debt (including the current portion thereof) of approximately $674.8 million. With the exception of the Company's $100 million of Senior Notes issued in March, 1994, substantially all of such indebtedness is project financing debt. Future annual maturities of long-term debt range from $62.4 million to $90.4 million in the five-year period ending June 30, 2002. The Company believes that its project subsidiaries will generate sufficient cash flow to pay all required debt service on the project financing debt and to allow them to pay management fees and dividends to Cogentrix Energy, Inc. periodically in sufficient amounts to allow Cogentrix Energy, Inc. to pay all required debt service on the Senior Notes, fund a significant portion of its development activities and meet its other obligations. If, as a result of unanticipated events, the Company's ability to generate cash from operating activities is significantly impaired, the Company could be required to curtail its development activities to meet its debt service obligations.

         In May 1997, the Company entered into a credit agreement with Australia and New Zealand Banking Group Limited, as Agent, which provides for a $50 million revolving credit facility (the "Credit Facility") with a term of three years (the "Revolving Term"). The Credit Facility provides for one-year extensions of the Revolving Term, subject to lender consent. The Company can utilize the Credit Facility in the form of direct advances or the issuance of unsecured letters of credit. The outstanding balance of the Credit Facility at the end of the Revolving Term is payable over two years in four equal semiannual repayments of direct advances or collateralization of letters of credit. As of September 30, 1997, the Company had no advances or letters of credit outstanding under the Credit Facility.

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

         The ability of the Company's project subsidiaries to pay dividends and management fees periodically to Cogentrix Energy, Inc. is subject to certain limitations in their respective project credit documents. Such limitations generally require that: (i) project debt service payments be current, (ii) project debt service coverage ratios be met, (iii) all project debt service and other reserve accounts be funded at required levels and (iv) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary.

         In December 1994, the Company executed an engineering, procurement and construction agreement (the "Construction Agreement") with Public Utility District No. 1 of Clark County, Washington ("Clark"). Under this Construction Agreement, the Company has been engineering, procuring equipment for and constructing a 248 megawatt combined-cycle, gas-fired electric generation facility (the "Clark facility"). In October 1995, the Company delivered to Clark a $20 million letter of credit, provided by a bank, which is collateralized by a pledge of marketable securities. This letter of credit will support the Company's contingent obligations under certain performance guarantees and late construction completion payments under the Construction Agreement. The Company is also obligated to pay 50% of costs and expenses, if any, incurred in constructing the facility in excess of the contract amount. Pursuant to the Construction Agreement, the contract amount of $117 million may be adjusted as a result of a force majeure event, scope change, certain delays in schedule or change in law. The Company will earn a construction fee of $5 million upon completion of the Clark facility. The Company will also share in 50% of the amount, if any, equal to the excess of the contract amount over the costs and expenses in constructing the Clark facility. Cogentrix of Vancouver, Inc. ("CVC"), an indirect wholly-owned subsidiary of Cogentrix Energy, Inc., performed the development and preliminary engineering of the Clark facility and received a development fee of $5 million in October 1995. The Company anticipates that construction on the Clark facility will be completed in late calendar 1997. Upon commencing commercial operations, CVC will operate and maintain the Clark facility pursuant to a two-year operations and maintenance agreement.

         In July 1995, the Company executed a joint development agreement with a subsidiary of China Light & Power Company, Limited ("CLP") which provides for the Company and CLP to co-develop a 1,000 megawatt coal-fired facility in India and to share equally in the direct development expenses related to the project. Additionally, the Company expects to secure one or more other partners for the purpose of making equity investments in the project. The Company currently anticipates requiring funds, in addition to amounts payable by CLP to the Company at financial closing of the project, in an amount ranging from $60 to $65 million for the purpose of making its equity investment in the India project. The Company expects to fund this equity commitment from corporate cash balances.

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

IMPACT OF ENERGY PRICE CHANGES, INTEREST RATES AND INFLATION

         Energy prices are influenced by changes in supply and demand, as well as general economic conditions, and tend to fluctuate significantly. Through various hedging mechanisms, the Company has attempted to mitigate the impact of changes on the results of operations of most of its projects. The basic hedging mechanism against increased fuel and transportation costs is to provide contractually for matching increases in the energy payments the Company's project subsidiaries receive from the utility purchasing the electricity generated by the facility.

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

         Changes in interest rates could have a significant impact on the Company. Interest rate changes affect the cost of capital needed to construct projects as well as interest expense of existing project financing debt. As with fuel price escalation risk, the Company has substantially hedged against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps. As of September 30, 1997, approximately 86.5% of the Company's project financing debt was hedged, with 30.0% being hedged with interest rate caps which were above the prevailing market rate at September 30, 1997 and therefore subject to interest rate volatility.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Under the amended terms of the power sales agreements for the Elizabethtown, Lumberton and Kenansville facilities (the "ELK facilities"), the purchasing utility, CP&L, has exercised its right of economic dispatch resulting in significantly reduced fuel requirements at each of these facilities. Coal is supplied to the ELK facilities by James River Coal Sales, Inc. ("James River") and its affiliate, Bell County Coal Corporation. The coal sales agreement for the ELK facilities provides that Cogentrix Eastern Carolina Corporation ("CECC"), the Company's subsidiary operating the ELK facilities, will purchase, and James River will provide, all of CECC's coal requirements through the end of the contract term. In November 1996, James River and its affiliate instituted an action against CECC claiming breach of contract and fraud in the inducement based on the reduction in fuel requirements at the ELK facilities as a consequence of the recent amendments to the power sales agreements. James River and its affiliate seek specific performance and, in the alternative, an unspecified amount of damages. The lawsuit is pending in the United States District Court for the Eastern District of Kentucky. The coal sales agreement for the ELK facilities contains an arbitration provision requiring disputes to be submitted to arbitration in North Carolina, which CECC intends to seek to enforce with respect to these claims.

         In October 1996, Coastal Coal Sales, Inc. ("Coastal"), the coal supplier to the Southport facility under a similar requirements contract, initiated an arbitration proceeding against Cogentrix of North Carolina, Inc. ("CNC"), the Company's subsidiary operating the Roxboro and Southport facilities, through the American Arbitration Association in Charlotte, North Carolina. The notice of arbitration alleged breach of contract based on the reduction in fuel requirements at the Southport facility as a consequence of the recent amendment to the power sales agreement. The arbitration panel was selected and the proceedings were conducted September 30 - October 3, 1997. On October 22, 1997, the decision of the arbitration panel was issued in favor of CNC and denied any recovery to Coastal.

         The Company's management believes that there is no basis for the James River claim and intends to defend the lawsuit vigorously. The Company has established reserves which management believes will be adequate to cover any costs resulting from this matter. In the opinion of management, the ultimate outcome of the litigation, or any arbitration proceeding relating to the James River claim, will not have a material adverse effect on the Company's consolidated results of operations or financial position.

         In addition, the Company experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 5.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                Exhibit No.   Description of Exhibit
                -----------   ----------------------
                    27        Financial Data Schedule, which is submitted
                              electronically to the U.S. Securities and Exchange
                              Commission for information only and is not filed

         (b)  Reports on Form 8-K

                 No Reports on Form 8-K were filed during the quarter covered by this report.


              ----------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COGENTRIX ENERGY, INC.
                                   (Registrant)



November 14, 1997                  /s/ JAMES R. PAGANO
                                   --------------------------
                                   James R. Pagano
                                   Group Senior Vice President,
                                   Chief Financial Officer
                                   (Principal Financial Officer)



November 14, 1997                  /s/ THOMAS F. SCHWARTZ
                                   ----------------------------
                                   Thomas F. Schwartz
                                   Vice President - Finance
                                   Treasurer
                                   (Principal Accounting Officer)