Form 10-K405
period 1997-12-31
COGENTRIX ENERGY INC
filed 1998-03-31
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE SIX-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1997

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

    X    Yes          No
---------    ---------

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Number of shares of Common Stock, no par value, outstanding at March 30, 1997:
282,000

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             COGENTRIX ENERGY, INC.
                     INDEX TO TRANSITION REPORT ON FORM 10-K

                                                                                                              Page
                                                                                                              ----
PART I
Item 1:           Business                                                                                      3
Item 2:           Properties                                                                                   28
Item 3:           Legal Proceedings                                                                            28
Item 4:           Submission of Matters to a Vote of Security Holders                                          30

PART II
Item 5:           Market for the Registrant's Common Stock and Related Shareholder Matters                     31
Item 6:           Selected Consolidated Financial Data                                                         32
Item 7:           Management's Discussion and Analysis of Financial Condition and Results of Operations        34
Item 8:           Financial Statements and Supplementary Data                                                  45
Item 9:           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         73

PART III
Item 10:          Directors and Executive Officers of the Registrant                                           74
Item 11:          Executive Compensation                                                                       77
Item 12:          Security Ownership of Certain Beneficial Owners and Management                               80
Item 13:          Certain Relationships and Related Transactions                                               80

PART IV
Item 14:          Exhibits, Financial Statement Schedules and Reports on Form 8-K                              83
Signatures                                                                                                     97

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Cogentrix Energy, Inc., through its direct and indirect subsidiaries (the "Company") is principally engaged in the business of acquiring, developing, owning and operating independent (i.e., non-utility) electric power generation facilities and selling electricity and steam in the United States and selected international markets. The Company was one of the early participants in the market for independently generated electric power which developed in the United States as a result of the enactment of the Public Utility Regulatory Policies Act ("PURPA"). The Company currently has interests in eleven power generation facilities having an aggregate generating capacity of 1,120 megawatts. In March 1998, the Company acquired ownership interests in two separate 245 megawatt gas-fired power generation facilities in the Midwestern United States. In addition, the Company has a pending acquisition, subject to the fulfillment of all required conditions, of ownership interests in twelve domestic power generation facilities with an aggregate generating capacity of approximately 2,400 megawatts and a natural gas pipeline. Since its inception in 1983, the Company has capitalized on its expertise in engineering, construction management, operations, fuel management and financing capabilities to successfully expand its operations. Based on net ownership of total megawatts in operation, the Company is among the larger independent power producers in the United States.

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

POWER MARKET OUTLOOK

         The restructuring of the electric market worldwide has created a trend away from government-owned electric generation toward a deregulated, competitive market, both domestically and internationally. In response to increasing customer demand for access to low cost electricity and enhanced services, new regulatory initiatives are currently being adopted or considered at both state and federal levels to increase competition in the domestic power generation industry. The Company believes that industry trends and such regulatory initiatives will lead to the transformation of the existing regulated market which sells to a captive customer base to a more competitive market in which end users may purchase electricity from a variety of suppliers including non-utility generators, power marketers, public utilities and others. Management believes that these market trends will create significant new business opportunities for companies like Cogentrix Energy, Inc. that have demonstrated the ability to construct and operate efficient, low cost power generation facilities.

         Management also believes that these market trends and changes in the electric market will result in a disposition of power generation facilities by utilities, independent power producers and industrial companies. This trend will create investment opportunities for companies such as Cogentrix Energy, Inc. that have integrated power services capabilities.

         The passage of the Energy Policy Act of 1992 (the "Energy Policy Act") significantly expanded the options available to independent power producers, particularly with respect to siting a generating facility. Among other things, it enables independent power producers to obtain an order from the Federal Energy Regulatory Commission ("FERC") requiring an intermediary utility to give access to its transmission lines to transmit, or wheel, electric power from a project to its utility purchaser. The availability of wholesale transmission wheeling could be an important aspect in the development of new projects. For example, the Company may be able to develop a project in one utility's service territory and wheel the electric power produced by the project through the transmission lines of such utility to a second utility or another wholesale purchaser. The Energy Policy Act also created a new class of generator, Exempt Wholesale Generator ("EWGs"), that, unlike Qualified Facilities ("QFs"), are not required to use alternative or renewable fuels or to have useful thermal energy output. See "Regulation -- Energy Regulations" herein.

         The Company believes that knowledge gained from developing and operating power plants in the United States can be applied to take advantage of selective opportunities in international markets. In order to satisfy an increase in electric demand, many countries have adopted active government programs designed to encourage private investment in power generation facilities. To this end, the Company is actively exploring development of projects outside of the United States, principally in Asia and Latin America.

PROJECT DEVELOPMENT STRATEGY

         The Company intends to remain among the leaders in the independent power industry by developing and constructing or acquiring electric power generation facilities (or interests therein) in the United States and in selected foreign countries where the political climate is conducive to increased foreign investment. The Company's overall goal in pursuing this strategy is to capitalize on its reputation as an efficient and reliable energy provider.

         The Company's overall project development strategy is to concentrate on those segments of the market for independent power, in both the domestic and international sectors, requiring smaller generating facilities, ranging from 60 to 240 megawatts primarily using natural gas as fuel.

         In developing future projects, the Company anticipates that it will increasingly participate on a joint venture basis with various partners, including non-regulated subsidiaries of electric utilities, other independent power producers, financial institutions, equipment manufacturers, large construction companies and fuel suppliers. Through such joint venture relationships, the Company expects to gain a number of advantages, including technical expertise possessed by others, enhanced knowledge of and experience with the political and social conditions of the region or country where the project is being developed and the ability to leverage the joint venture partner's human and financial resources. The Company also expects such joint ventures will enable it to share the risks associated with development of projects and build a larger and more diversified portfolio of projects. The Company anticipates that it will share control over the development and construction of such projects with its joint venture partners and will seek to operate the facilities whenever possible.

         The Company has identified three market segments in which it intends to focus its future development activities. These targeted market segments are acquisitions of domestic generating assets, domestic and foreign industrial companies and greenfield project development.

         ACQUISITIONS OF DOMESTIC GENERATING ASSETS. In pursuing its growth strategy, the Company intends to focus on opportunities where it is able to capitalize on its management and technical expertise to identify acquisition opportunities of domestic generating assets. In pursuing these acquisition opportunities, the Company seeks to target facilities which have power sales contracts with electric utilities or customers with significant credit strength as well as facilities that are highly efficient, low cost energy providers that can take advantage of opportunities in a deregulated energy market. By pursuing this acquisition strategy, the Company has already significantly expanded and diversified its project portfolio. In 1998, the Company has signed agreements related to acquisitions involving various ownership interests in 14 domestic generating facilities. As a result of these transactions, the Company will nearly double its net ownership power generation capacity and substantially diversify its technology and fuel mix.

         DOMESTIC AND FOREIGN INDUSTRIAL COMPANIES. With opportunities for development in the electric utility market diminishing, the Company is increasing its focus on the industrial market for new domestic as well as selected international project development opportunities. Management believes that establishing relationships with large United States multinational industrial corporations will also help to serve as an indirect route to the development of projects in the international market.

         Many of these industrial companies, both domestic and international, are currently operating their own "inside the fence" cogeneration facilities to produce both electricity and thermal energy, which employ older technology, produce energy inefficiently and generally are managed as an adjunct to the industrial companies' primary manufacturing objectives. The cost of their energy supply is a major component of these industrial companies' costs. The Clean Air Act amendments of 1990 also present challenges for many industrial companies which must retrofit existing facilities to comply with the new law. The Company believes that smaller cogeneration facilities with state of the art technology could readily be employed to replace, or in certain circumstances, upgrade existing inside the fence cogeneration facilities.

         Most state regulatory authorities have not yet resolved the issue of whether an independent power producer may lawfully sell power directly to one or more retail customers, and, if so, whether such producer becomes subject to regulation as a public utility. Even if regulatory authorities permit the Company and others to develop such facilities for the retail sale of electricity, electric utilities may decide to mount legal challenges to such developments. To avoid such regulatory and legal challenges, the Company may structure the ownership of projects such that the industrial corporation retains a controlling interest in the project or may use acceptable alternative structures.

         GREENFIELD PROJECT DEVELOPMENT. The Company intends to pursue domestic development of highly efficient, low cost power generating facilities. In developing these opportunities, the Company will hedge its exposure to electric market price risk by entering into arrangements with utilities, fuel suppliers and/or power markets.

         The Company believes that the knowledge and experience that it has gained in developing and operating facilities in the United States can be effectively employed in selected situations to develop projects outside the United States. In pursuing selected international development projects, the Company intends to focus primarily on the segment of the international market for generating facilities in the 60 to 240 megawatt range. By concentrating on the development of smaller facilities, the Company believes that it can successfully export its proven core business while making relatively smaller equity investments in international projects. The Company intends to pursue selected opportunities in Asia and Latin America, where demand for power is rapidly growing and private investment is encouraged.

ACQUISITIONS OF LS POWER AND BECHTEL ASSETS

         In March 1998, the Company acquired from LS Power Corporation an approximate 74% ownership interest in two independent power plants in Whitewater, Wisconsin (the "Whitewater Facility") and Cottage Grove, Minnesota (the "Cottage Grove Facility"). Each of the Cottage Grove and Whitewater Facilities is a 245 megawatt gas-fired, combined-cycle cogeneration facility. The Cottage Grove Facility sells capacity and energy to Northern States Power Company under a 30-year power sales contract terminating in 2027. The Whitewater Facility sells capacity and energy to Wisconsin Electric Power Company under a 25-year power sales contract terminating in 2022. Commercial operations of the facilities commenced in the last half of calendar 1997.

         In March 1998, the Company signed an agreement with Bechtel Generating Company, Inc. ("Bechtel") to acquire Bechtel's ownership interest in twelve electric generating facilities and one interstate natural gas pipeline in the United States. The acquisition of these facilities will provide the Company with a net equity interest of approximately 360 megawatts in a diverse generating portfolio that comprises approximately 2,400 megawatts in total plant capacity. These facilities are located in New Jersey, New York, Pennsylvania, West Virginia, Massachusetts and Florida. Nine of the generating facilities were developed and are managed by U.S. Generating Company, an indirect, wholly-owned subsidiary of PG&E Corporation, and are owned in part by affiliates of U.S. Generating Company.

         For further discussion of the acquisitions see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PROJECTS UNDER DEVELOPMENT

         In May 1993, the Government of India ("GOI") approved in principle, subject to certain conditions, the Company's proposal to develop a coal-fired power generation facility with a total gross electrical generating capacity of approximately 1,000 megawatts. The project was designated by the GOI as one of eight projects under development which would receive the support of a partial guaranty by the GOI of the payment obligations of the related State Government. The proposed site for the facility near Mangalore in the State of Karnataka has already received in-principle clearance related to the environmental permitting process. The Company has executed a power sales agreement with the Karnataka State Electricity Board and has executed the Government of Karnataka guaranty of the full financial obligation of the Karnataka State Electricity Board and the State Support Agreement which commits the State of Karnataka to facilitate required government actions. The Company is currently negotiating with the GOI on revision to the power sales agreement, which the Company's management believes will lead to issuance of the GOI partial counter-guaranty of the Government of Karnataka guaranty.

         In July 1995, the Company executed a joint development agreement with a subsidiary of China Light & Power Company, Limited ("CLP") (the "Joint Venture") which provides for the Company and CLP to co-develop the India project and to share equally in the direct development expenses related to the project. Additionally, the Company expects to secure one or more other partners for the purpose of making equity investments in the project. If the Company is successful in obtaining the necessary governmental approvals and guarantees of the power sales agreement and construction financing, the Company intends to further participate by overseeing construction of the project and managing, under a long-term agreement, the operation of the facility by a third party.

         The projects the Company is seeking to develop are complex and the completion of any such project is subject to substantial risks. There can be no assurance that the Company will be able to obtain new power sales agreements, the necessary site agreements, steam sales agreements, licenses and certifications, environmental and other permits and financing necessary for the successful development of new projects. These, and other risks, may result in the Company abandoning projects under development.

PROJECT UNDER CONSTRUCTION

         In December 1997, the Company substantially completed construction of a 248 megawatt combined-cycle, gas-fired electric generation facility (the "Clark Facility") for Public Utility District Number 1 of Clark County, Washington ("Clark") and earned a construction management fee of $4.5 million. Upon final completion of the facility and acceptance by Clark, the Company will earn an additional construction management fee of $500,000 and will also share in 50% of the amount, if any, of the excess of the contract amount ($117 million) over the actual costs and expenses incurred in constructing the Clark Facility. The excess is currently expected to be approximately $7 million. Cogentrix of Vancouver, Inc. ("CVC"), a subsidiary of Cogentrix Energy, Inc., performed the development and preliminary engineering of the Clark Facility and received a development fee of $4.5 million in October 1995. CVC is currently managing the post-completion operations and maintenance of the Clark Facility pursuant to a two-year agreement.

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

         The Company's power marketing subsidiary, Cogentrix Energy Power Marketing, Inc. ("CEPM"), has entered into agreements with a utility to purchase electric capacity and energy and to schedule transmission of electric energy. CEPM has also entered into power sales and transmission scheduling agreements with a major industrial company to provide capacity and energy to its production facilities in the Pacific Northwest. CEPM currently matches its contracts to purchase capacity and energy with corresponding contracts to sell equivalent capacity and energy, thus CEPM is not subject to losses resulting from price fluctuations in the wholesale electric power market.

GREENHOUSE OPERATIONS

         The Company has entered into an agreement with Agro Power Development, Inc. ("Agro"), a developer and operator of greenhouse facilities, giving the Company a right of first refusal to make investments in partnerships which develop, construct and operate greenhouses which produce tomatoes. The Company has made investments in partnerships which currently operate greenhouses with an aggregate 107 acres of production capacity. These greenhouses are located in Texas, Pennsylvania and New York.

DESCRIPTION OF THE COMPANY'S FACILITIES IN OPERATION

         (The following discussion of the Company's facilities in operation does not reflect the Company's acquisition on March 20, 1998 of an approximate 74% ownership interest in two independent power plants from LS Power Corporation. See the discussion appearing above under the heading "Acquisitions of LS Power and Bechtel Assets.")

         The Company's project subsidiaries currently own 100% of nine cogeneration power facilities in operation. The Company's other two facilities in operation are held by partnerships in each of which a Company subsidiary is a 50% general partner. Ten of these eleven facilities are currently operated and managed by the Company. The eleventh facility is operated and managed by an affiliate of the Company's partner in that facility. Each facility is located on a site which is owned or leased on a long-term basis by a project subsidiary, which ownership or leasehold interest is mortgaged to secure the subsidiary's project financing obligations, and, in certain instances, to secure the Company's project subsidiaries' obligations under their power sales agreements.

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

         Many power sales agreements (including the Company's) permit the purchasing utility to dispatch the facility (i.e., direct the plant to deliver a variable amount of electrical output) within limited parameters. The power sales agreements for ten of the Company's facilities are of a type typically called "fully dispatchable," providing the utility with greater dispatching rights whenever it determines that it can obtain lower cost power either from the utility's in-system generation or from bulk purchases. The power sales agreements for these facilities are structured in a manner such that when the amount of electrical output is reduced, the plant continues to receive capacity payments (which provide substantially all of the project subsidiary's profits). Energy payments (which cover the variable operating, maintenance and fuel costs) are received for each kilowatt hour delivered.

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

         Each of the Company's project subsidiaries purchases fuel under long-term supply agreements. The fuel supply contracts with respect to each of the Company's projects are structured so that the fuel cost escalations are generally matched by increases in the energy payments received by the Company for electricity under the corresponding power sales agreement. This matching is typically effected by having the fuel prices escalate as a function of the solid fuel index of the purchasing utility, which reflects changes in the utility's cost of fuel to operate its plants or by contracting for scheduled increases in energy payments designed to offset scheduled increases in fuel prices.

         The power sales agreements and the steam sales agreements provide substantially all of the revenue stream of the Company's facilities. Costs incurred under the fuel supply agreements (including related transportation agreements) accounted for approximately 45.7% of the Company's operating expenses during the six-month period ended December 31, 1997.

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

         The Company's existing facilities are financed using a high proportion of debt to equity. Leveraged financing permits the development of projects with a limited equity base but also increases the risk that a reduction in revenues could adversely affect a particular project's ability to meet its debt or lease obligations. The lenders have security interests covering certain aspects of the project, including the plant, related facility support agreements, the stock or partnership interest of certain of the Company's project subsidiaries, licenses and permits necessary to operate the plant and the cash flow derived from the plant. In the event of a foreclosure after a default, the Company would only retain an interest in the property remaining, if any, after all debts and obligations were paid. In addition, the debt of each operating project may reduce the liquidity of the Company's interest in such project since any sale or transfer of its interest would, in most cases, be subject both to a lien securing such project debt and to transfer restrictions in the relevant financing agreements. Also, the Company's ability to transfer or sell its interest in certain projects is restricted by a purchase option to a steam purchaser and certain rights of first refusal in favor of its power and steam purchasers. See "Facilities in Operation" herein.

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

         The Indenture under which the Senior Notes were issued permits the incurrence of debt, guarantees and liens jointly by any future project subsidiaries or joint ventures with respect to the future development of power generation facilities. To the extent the Company takes advantage of these provisions of the Indenture, the project lender (or lenders) will have recourse to several of the Company's facilities instead of having its (or their) recourse limited to the facility (or facilities) owned by a single project subsidiary.

         The Company's plants are insured in accordance with covenants in each project's debt financing agreements. Coverages for each plant include workers' compensation, commercial general liability, supplemented by primary and excess umbrella liability, and a master property insurance program including property, boiler and machinery (at replacement cost) and business interruption.

         OPERATING ARRANGEMENTS. Unlike many independent power producers who contract with third party operators, the Company operates ten of its facilities. Each project subsidiary employs directly the persons required to operate the facility it owns or leases. The Company hires its general plant managers early in the construction phase of the plants, invests in the training of operating personnel and structures its plant bonus program to reward efficient and cost effective operation of the plants. Executive management of the Company meets several times a year with the plant managers and conducts on-site plant performance reviews with each plant manager.

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

         ASH REMOVAL. Project subsidiaries owning nine of the Company's facilities contract with ReUse Technology, Inc. ("ReUse"), a wholly-owned subsidiary of the Company operated as an autonomous business unit, to remove coal ash generated by such plants. A third party removes and handles coal ash at the other coal-fired plant. As an alternative to disposing of coal ash in landfills, ReUse has developed the use of coal ash as structural fill material and in the manufacturing and production of various ash derived products for resale.

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

FACILITIES IN OPERATION

         Set forth in the table and the text below are descriptions of the Company's eleven plants in operation at December 31, 1997. In each case, the Company developed the plant (except for the Ringgold facility that the Company purchased immediately prior to construction and the Birchwood facility in which the Company purchased its 50% interest during construction), which included siting, permitting and financing activities. Revenues are currently being realized from the sale of electricity and thermal energy generated by each of these facilities.

         Each of the Company's facilities relies on a power sales agreement with a single customer for the majority of its revenues over the life of the power sales agreement. During the six-month period ended December 31, 1997, two regulated utilities, Carolina Power & Light Company ("CP&L") and Virginia Electric and Power Company ("Virginia Power"), accounted for approximately 85% of the Company's consolidated revenues. The failure of either of these utility customers to fulfill its contractual obligations for a prolonged period of time would have a substantial negative impact on the Company's primary source of revenues. Both CP&L and Virginia Power's senior debt securities are rated investment grade by Standard & Poor's Corporation and Moody's Investors Service, Inc.

--------------------------------------------------------------------------------------------------------------------------------
                       ACTUAL       DESIGN                                                             DATE OF
                       PROJECT    CAPACITY OF                                                       COMMENCEMENT       COMPANY'S
    LOCATION OF        COST(1)    ELECTRICITY            POWER               THERMAL ENERGY         OF COMMERCIAL      OWNERSHIP
    FACILITIES           (IN      (MEGAWATTS)     PURCHASING UTILITY         PURCHASER/USER           OPERATION         INTEREST
                      MILLIONS)
================================================================================================================================
 ELIZABETHTOWN, NC     $ 30.3          35                CP&L             Alamac Knit Fabrics,       December 1985        100%
                                                                                  Inc.
--------------------------------------------------------------------------------------------------------------------------------
   LUMBERTON, NC       $ 30.5          35                CP&L             Alamac Knit Fabrics,       December 1985        100%
                                                                                  Inc.
--------------------------------------------------------------------------------------------------------------------------------
  KENANSVILLE, NC      $ 32.8          35                CP&L             Guilford Mills, Inc.        April 1986          100%
--------------------------------------------------------------------------------------------------------------------------------
    ROXBORO, NC        $ 44.9          60                CP&L               Collins & Aikman          August 1987         100%
                                                                               Corporation
--------------------------------------------------------------------------------------------------------------------------------
   SOUTHPORT, NC       $ 82.9         120                CP&L                Archer-Daniels-        September 1987        100%
                                                                             Midland Company
--------------------------------------------------------------------------------------------------------------------------------
   HOPEWELL, VA        $ 97.8         120           Virginia Power            Allied-Signal          December 1987         50%
                                                                               Corporation
--------------------------------------------------------------------------------------------------------------------------------
  PORTSMOUTH, VA       $ 94.7         120           Virginia Power              Clariant              June 1988           100%
                                                                               Corporation
--------------------------------------------------------------------------------------------------------------------------------
  ROCKY MOUNT, NC      $107.2         120           Virginia Power         Abbott Laboratories       October 1990         100%
                                                 d/b/a North Carolina
                                                     Power Company
--------------------------------------------------------------------------------------------------------------------------------
   RINGGOLD, PA        $ 32.0        15.5        Pennsylvania Electric      Keystone Village          April 1991          100%
                                                        Company                Farms, Inc.
--------------------------------------------------------------------------------------------------------------------------------
   RICHMOND, VA        $243.7         240           Virginia Power           E.I. Du Pont de       Unit I May 1992;       100%
                                                                            Nemours & Company    Unit II August 1992
--------------------------------------------------------------------------------------------------------------------------------
  KING GEORGE, VA      $364.0         220           Virginia Power           Greenhost, Inc.         November 1996         50%
    (BIRCHWOOD
     FACILITY)
--------------------------------------------------------------------------------------------------------------------------------

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

         In addition to CP&L's right to dispatch or suspend delivery of electricity from the ELK Facilities for maintenance and emergencies, the ELK Facilities are also subject to economic dispatch by CP&L. This right allows CP&L to suspend or reduce purchases of energy from the ELK Facilities if CP&L determines that it can operate its system for a designated period more economically. The power sales agreement is structured so that CECC will continue to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service, fixed operating costs and constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which would be reduced (or possibly eliminated) as a result of an economic dispatch, primarily cover variable operating, maintenance, coal and rail transportation costs.

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

         The ELK Facilities are financed pursuant to a senior credit facility which provides for a term loan ($26.7 million outstanding at December 31, 1997) and a $3.3 million letter of credit to secure the obligations of CECC to pay debt service.

         Cogentrix has pledged the stock of CECC to secure the obligations of CECC under the senior credit facility, but Cogentrix is not liable for any deficiency if the proceeds of any sale or disposition of the collateral are insufficient to pay the secured obligations.

         The ELK Facilities generated $16.4 million of revenues in the six-month period ended December 31, 1997, $35.7 million of revenues in fiscal 1997, $53.9 million of revenues in fiscal 1996 and $52.4 million of revenues in fiscal 1995.

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

         In addition to CP&L's right to dispatch or suspend delivery of electricity from the Roxboro and Southport Facilities for maintenance and emergencies, the Roxboro and Southport Facilities are also subject to economic dispatch by CP&L. This right allows CP&L to suspend or reduce purchases of energy from the Roxboro and Southport Facilities if CP&L determines that it can operate its system for a designated period more economically. The power sales agreements are structured so that CNC will continue to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service, fixed operating costs and constitute a substantial portion of the profit component of the power sales agreements. Energy payments, which would be reduced (or possibly eliminated) as a result of an economic dispatch, primarily cover variable operating, maintenance, coal and rail transportation costs.

         Each of the power sales agreements provides that in the event CNC desires to terminate the power sales agreement or abandons the Roxboro or Southport Facility, CNC must pay CP&L a termination charge. Such termination charge will be equal to the sum of (i) the depreciated installed cost of the interconnection facilities relating to the plant (using a 20-year useful life), plus (ii) the cost incurred by CP&L to replace the capacity provided by the Roxboro or Southport Facility in excess of the capacity payments which would have been made to CNC for the Roxboro or Southport Facility, plus (iii) a carrying charge equal to the overall pretax cost of capital allowed to CP&L by the NCUC retail rate order in effect during the time the energy credits were received.

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

         CNC has executed long-term coal sales agreements for both the Roxboro and Southport Facilities with subsidiaries of Alliance Coal Corporation. The terms of these contracts correspond with the terms of each Facility's power sales agreement.

         Norfolk Southern Railway Company transports coal to the Roxboro Facility under a rail transportation contract ending in 2002. The coal for the Southport Facility is transported by CSX, under a rail transportation contract ending in 2002, to a rail side track located approximately six miles from the Southport Facility and is then hauled by a CNC operated locomotive to the plant site.

         Ash hauling services are provided for the Roxboro and Southport Facilities by ReUse under contracts expiring in December 2002.

         The Southport and Roxboro Facilities are financed pursuant to a senior credit facility which provides for a term loan ($93 million outstanding at December 31, 1997) and a $6.5 million letter of credit facility to secure the obligations of CNC to pay debt service. In connection with the financing, the Company entered into an agreement for the benefit of the project lenders to fund cash deficits CNC could experience as a result of incurring certain costs, subject to a cap of $11.3 million.

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

         The Roxboro and Southport Facilities generated $24.9 million of revenues in the six-month period ended December 31, 1997, $58.2 million of revenues in fiscal 1997, $86.9 million of revenues in fiscal 1996 and $84.4 million of revenues in fiscal 1995.

         HOPEWELL FACILITY. The Company's Hopewell facility (the "Hopewell Facility"), located in Hopewell, Virginia, is a 120 megawatt stoker coal-fired cogeneration facility owned by James River Cogeneration Company ("JRCC"), which may operate at a declared capacity of up to 92.5 megawatts. JRCC is a North Carolina general partnership, in which a 50% general partnership interest is owned by Cogentrix of Virginia, Inc., a Virginia corporation ("CVA"), which is a wholly-owned subsidiary of the Company. The remaining 50% is owned by Capistrano Cogeneration Company, a subsidiary of Edison Mission Energy. Commercial operation of the Hopewell Facility commenced in December 1987.

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

         The Hopewell Facility sells electricity to Virginia Power under a power sales agreement which expires in January 2008. The power sales agreement was amended, effective in February 1998, to provide Virginia Power economic dispatch rights on the Facility and to eliminate the regulatory disallowance provision in the power sales agreement, which allocated, in part, the risk of disallowance by the Virginia State Corporation Commission ("SCC") to JRCC.

         Under the amended power sales agreement, JRCC provides up to 92.5 megawatts of capacity to Virginia Power. The amended power sales agreement provides for scheduled annual increases in energy payments through 2002, which the Company believes are sufficient to offset scheduled increases in coal and rail transportation costs. Energy payments from 2003 through 2008 under the power sales agreement are designed to offset annual fluctuations in coal and rail transportation prices.

         In addition to Virginia Power's right to suspend delivery of electricity for maintenance and emergencies, the Hopewell Facility is also subject to economic dispatch by Virginia Power. This right allows Virginia Power to suspend or reduce purchases of energy from the Hopewell Facility if Virginia Power determines that it can operate its system for a designated period more economically. The power sales agreement is structured so that JRCC will continue to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service, fixed operating costs and constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which would be reduced (or possibly eliminated) as a result of an economic dispatch, primarily cover variable operating, maintenance, coal and rail transportation costs. If the power sales agreement is terminated prior to the end of its initial or any subsequent term other than due to a default by Virginia Power, JRCC must pay Virginia Power the difference between payments for capacity already made and those that would have been allowable under the applicable avoided cost schedules plus interest.

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

         In February 1998, JRCC refinanced its project debt with the proceeds of a senior credit facility, which provides for a $80 million term loan and a $5 million debt service reserve letter of credit. In connection with the refinancing, the Company entered into an agreement for the benefit of the project lenders to fund cash deficits JRCC could experience as a result of incurring certain costs, subject to a cap of $10.6 million.

         Cogentrix has pledged the stock of CVA as security for the obligations of JRCC under this senior credit facility, but Cogentrix is not liable for any deficiency if the proceeds of any sale or disposition of the pledged stock are insufficient to pay all secured obligations.

         The Hopewell Facility generated $24.8 million of revenues in the six-month period ended December 31, 1997, $51.2 million of revenues in fiscal 1997, $57.4 million in revenues in fiscal 1996 and $54.9 million in revenues in fiscal 1995.

         PORTSMOUTH FACILITY. The Company's Portsmouth Facility (the "Portsmouth Facility") located in Portsmouth, Virginia is a 120 megawatt stoker coal-fired cogeneration facility owned by Cogentrix Virginia Leasing Corporation, a North Carolina corporation ("CVLC"), which may operate at a declared capacity of up to 115 megawatts. Commercial operation of the Portsmouth Facility commenced in June 1988.

         The Portsmouth Facility sells electricity to Virginia Power under a power sales agreement which expires in June 2008. The power sales agreement was amended, effective in December 1997, to provide Virginia Power economic dispatch rights on the Facility and to eliminate the regulatory disallowance provision in the power sales agreement, which allocated, in part, the risk of disallowance by the SCC to CVLC.

         Under the amended power sales agreement, CVLC provides up to 115 megawatts of capacity to Virginia Power. The amended power sales agreement provides for scheduled annual increases in energy payments through 2002, which the Company believes are sufficient to offset scheduled increases in coal and rail transportation costs. Energy payments from 2003 through 2008 under the power sales agreement are designed to offset annual fluctuations in coal and rail transportation prices.

         In addition to Virginia Power's right to suspend delivery of electricity for maintenance and emergencies, the Portsmouth Facility is also subject to economic dispatch by Virginia Power. This right allows Virginia Power to suspend or reduce purchases of energy from the Portsmouth Facility if Virginia Power determines that it can operate its system for a designated period more economically. The power sales agreement is structured so that CVLC will continue to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service, fixed operating costs and constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which would be reduced (or possibly eliminated) as a result of an economic dispatch, primarily cover variable operating, maintenance, coal and rail transportation costs.

         In addition, if the power sales agreement is terminated prior to the end of its initial or any subsequent term other than due to a default by Virginia Power, CVLC must pay Virginia Power the difference between payments for capacity already made and those that would have been allowable under the applicable avoided cost schedules plus interest.

         The power sales agreement grants to Virginia Power a right of first refusal to purchase the Portsmouth Facility at fair market value provided that such amount will not exceed CVLC's net investment in the Portsmouth Facility.

         The Portsmouth Facility supplies process steam to Clariant Corporation ("Clariant") pursuant to a 20-year steam sales agreement (of which approximately 11 years remain) which renews automatically for successive two-year periods unless either party gives two years' notice of cancellation. Clariant is obligated to purchase and use a minimum of five percent of the Portsmouth Facility's total energy output (except in the case of force majeure) so that the facility will remain a QF under PURPA.

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

         In December 1997, CVLC refinanced its project debt with a senior credit facility which provides for a term loan ($61.5 million outstanding at December 31, 1997), a revolving credit facility ($40.5 million commitment with $-0-outstanding at December 31, 1997) and a $6 million debt service reserve letter of credit. In connection with the refinancing, the Company entered into an agreement for the benefit of the project lenders to fund cash deficits CVLC could experience as a result of incurring certain costs, subject to a cap of $30 million.

         Cogentrix has pledged the stock of CVLC to secure the obligations of CVLC under the credit facility, but Cogentrix is not liable for any deficiency if the proceeds of any sale or disposition of the collateral are insufficient to pay the secured obligations.

         The Portsmouth Facility generated $31.3 million of revenues in the six-month period ended December 31, 1997, $61.0 million in revenues in fiscal 1997, $58.9 million in revenues in fiscal 1996 and $57.4 million in revenues in fiscal 1995.

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

         The Rocky Mount Facility is financed pursuant to a term loan ($125.8 million outstanding at December 31, 1997). In addition, CRM has a cash collateralized letter of credit in a face amount equal to $3,150,000 issued in favor of NC Power in support of CRM's obligations under the power sales agreement with NC Power.

         The Rocky Mount Facility generated $25.1 million in revenues in the six-month period ended December 31, 1997, $48.5 million in revenues in fiscal 1997, $47.5 million in revenues in fiscal 1996 and $45.3 million in revenues in fiscal 1995.

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

         In January 1998, the Company signed an agreement with Penelec to terminate the Ringgold Facility's power purchase agreement with Penelec. This termination agreement was the result of a request for proposals to buy-back or restructure power sales agreements issued to all major operating IPP projects in Penelec's territory in April 1997. The termination agreement with Penelec provides for a payment to the Company of approximately $25 million which will be sufficient to retire all of the outstanding project debt. The buy-back of the power purchase agreement is subject to the issuance of an order by the Pennsylvania Public Utility Commission granting Penelec the authority to fully recover from its customers the consideration paid to CPA under the buyout agreement. Management does not expect this event to have an adverse impact on the Company's consolidated results of operations or financial position.

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

         Natural gas for the facility is supplied pursuant to two gas supply contracts. One of these contracts is with JC Enterprises ("JCE") under an agreement pursuant to which CPA has agreed to purchase two-thirds of its requirements for gas. The price for gas under the agreement with JCE is a fixed price which escalates by a fixed percentage monthly. JCE is responsible for delivering the gas to CPA's property from its gas wells located in close proximity to the plant. The term of this contract is 15 years (of which approximately eight years remain) or until a specified volume of gas is purchased, whichever is earlier. CPA also purchases gas under a gas purchase agreement with Eastern Marketing Corporation ("Eastern") pursuant to which it has prepaid for the quantity of gas contracted for thereunder. Eastern is responsible for transporting the gas to CPA's property. The term of the Eastern contract is ten years (of which approximately three years remain).

         The Ringgold Facility is financed pursuant to a senior term loan ($15.7 million outstanding at December 31, 1997) and a subordinated note payable ($7.4 million outstanding at December 31, 1997). Cogentrix has granted a lien on the stock of CPA to the senior lenders. In April 1994, Cogentrix Delaware Holdings, Inc. (a wholly owned subsidiary of Cogentrix Energy, Inc.) purchased for $3,000,000 the entire $7.4 million outstanding principal balance of the subordinated note and the related accrued interest receivable from the financial institution holding the subordinated note.

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

         The Ringgold Facility generated $4.4 million in revenues for the six-month period ended December 31, 1997, $8.4 million in revenues in fiscal 1997, $7.8 million in revenues in fiscal 1996 and $7.6 million in revenues in fiscal 1995.

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

         The Richmond Facility is financed pursuant to a senior credit facility, which includes (i) a letter of credit ($150.1 million outstanding at December 31, 1997) issued to support commercial paper notes of CR issued from time to time; (ii) letters of credit ($48.0 million outstanding at December 31, 1997) issued to support certain revenue bonds issued by the Industrial Development Authority of the City of Richmond, Virginia; and (iii) letters of credit in an aggregate face amount equal to $5,700,000 issued in support of CR's obligations to Virginia Power under the power sales agreements.

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

         The Richmond Facility generated $41 million in revenues for the six-month period ended December 31, 1997, $79.5 million in revenues in fiscal 1997, $80.9 million in revenues in fiscal 1996 and $79.2 million in revenues in fiscal 1995.

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

         The 36-acre greenhouse located adjacent to the Facility, which is jointly owned by the partners of Birchwood and operated by Agro, uses steam from the Facility.

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

         The Birchwood Facility is financed pursuant to a senior credit facility which consists of a bank credit facility ($153.6 million outstanding at December 31, 1997), an institutional debt facility ($135.0 million outstanding at December 31, 1997), and $50 million of tax exempt debt. Cogentrix/Birchwood Two, L.P. has pledged its ownership interests in Birchwood and the greenhouse located adjacent to the Birchwood Facility as collateral security for the senior credit facility, however Cogentrix Energy, Inc. is not liable for any deficiency if the proceeds of any sale or disposition of the collateral are insufficient to pay the secured obligations.

PRINCIPAL CUSTOMERS

         Electric utility customers accounting for more than ten percent of the Company's revenue for the six-month period ended December 31, 1997 and for each of the last three fiscal years were as follows:

                                                    SIX-MONTH          FISCAL YEAR ENDED JUNE 30,
                                                   PERIOD ENDED       ----------------------------
                                                DECEMBER 31, 1997      1997       1996       1995
                                               -------------------    ------     ------     ------
         CP&L                                           22%             25%        33%        34%
         Virginia Power (including NC Power)            63              62         55         57

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

REGULATION

         The Company is subject to federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of its United States plants. Federal laws and regulations govern transactions with utilities, types of fuel utilized, the type of energy produced and power plant ownership. State regulatory commissions must approve the rates and, in some instances, other terms under which utilities purchase electricity from certain independent producers. Under certain circumstances, such state commissions may have broad jurisdiction over non-utility power plants. Power projects also are subject to laws and regulations governing environmental emissions and other substances produced by a plant, along with the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before construction or operation of a power plant commences and that the facility operate in compliance therewith. The Company strives to comply with all environmental laws, regulations, permits and licenses but, despite such efforts, at times has been in non-compliance. No such instance of non-compliance has resulted in significant fines or revocation of any permit or license.

ENERGY REGULATIONS

QFs under PURPA.

         Each of the Company's current operating facilities is a QF. QFs are relieved of compliance with extensive federal, state and local regulations that control the development, financial structure and operation of power plants and cost-of-service based ratemaking to determine the prices at which power generation facilities sell energy. In order to be a QF, a cogeneration facility must sequentially produce both electricity and useful thermal energy for non-mechanical or non-electrical uses in certain proportions to the facility's total useful energy output. A QF utilizing oil or natural gas as fuel also must meet certain energy efficiency standards. A small power production facility may be a QF if it uses certain alternative fuels as its primary energy input, subject to limitations on fossil fuel input and size for the facility. Finally, a QF must not be controlled or more than 50% owned by an electric utility or by an electric utility holding company, or a subsidiary of either or any combination thereof.

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

EWGs under the Energy Policy Act.

         The passage of the Energy Policy Act has significantly expanded the options available to independent power producers with respect to their regulatory status. In addition to (or in lieu of) QF status, an independent power producer selling exclusively at wholesale now can also apply to the FERC to be granted status as an EWG. Except for existing cost-of-service based facilities (for which state consents are required) any owner of a facility may apply for status as an EWG. An EWG (like a QF) is exempt from regulation under PUHCA. However, EWG status does not exempt a facility from FERC and state public utility commission ("PUC") regulatory reviews, which may be more expansive than those applicable to QFs. Birchwood, the owner of the Birchwood Facility, which is a QF, has also been determined to be an EWG.

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

PUHCA.

         Under PUHCA, any entity owning or controlling ten percent or more of the voting securities of a "public utility company" is a "holding company" and is subject to registration with the Commission and regulation under PUHCA, unless eligible for an exemption. Under the Energy Policy Act and PURPA, EWGs, FUCOs, and owners and operators of QFs are deemed not to be public utility companies under PUHCA. The Securities and Exchange Commission ("SEC") has also determined that power marketers are not public utility companies under PUHCA. Momentum is growing in Congress for the repeal of PUHCA, as more legislators adopt the view that this statute has outlived its purpose. Elimination of PUHCA would enable more companies to consider owning generation and transmission assets, would permit "single state" utility systems to expand beyond their state borders, and would permit companies that are currently in registered holding company systems to diversify their investments to a greater extent than now permitted. This could attract more competitors to the power development and power marketing business. The Company believes that it is well positioned, however, to meet stronger competition and, indeed, may be able to pursue more investment opportunities made available by the repeal of PUHCA.

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

Proposed Legislation.

         In addition to federal legislative initiatives, the state commissions or state legislatures of many states are considering, or have considered, whether to open the retail electric power market to competition (so-called "retail access" or "customer choice"). Such "customer choice" plans typically allow customers to choose their electricity suppliers by a certain date. Retail competition is possible when a customer's local utility agrees, or is required, to "unbundle" its distribution service (i.e., the delivery of electric power to retail customers through its local distribution lines) from its transmission and generation service.

         The competitive price environment that will result from retail competition may cause utilities to experience revenue shortfalls and deteriorating creditworthiness. However, most, if not all, state plans will insure that utilities receive sufficient revenues, through a distribution surcharge if necessary, to pay their obligations under existing long-term power purchase contracts with QFs and EWGs (including the above-market rates, or "stranded investment" costs, provided for in such contracts). Many states will also provide that the stranded investment costs will be "securitized" through new financial instruments. On the other hand, QFs and EWGs may be subject to pressure to lower their contract prices or to renegotiate contracts in an effort to reduce the "stranded investment" costs of their utility customers.

         Retail access programs may provide the Company with additional opportunities to provide power from the Company's projects to industrial users or power marketers. In addition, in light of the states' approaches to "stranded investment" costs, the Company does not believe retail access programs will have a material adverse effect on the Company's existing contracts.

Transmission and Wheeling.

         Under the FPA, the FERC regulates the rates, terms and conditions for electricity transmission in interstate commerce. The FERC's authority under the FPA to require electric utilities to provide transmission service to QFs and EWGs was significantly expanded by the Energy Policy Act. Currently, none of the Company's facilities requires the wheeling of electricity over power lines owned by others. Except when market factors (such as an exceptional site or power sales opportunity) warrant it, the Company generally attempts to site its facilities within the utility customer's service area, and thus avoid the need to utilize wheeling. The new provisions of the Energy Policy Act, however, and actions taken by the FERC under the FPA have improved transmission access and pricing for independent power producers like the Company.

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

         The 1990 Amendments create a marketable commodity called a sulfur dioxide ("SO2") "allowance." All non-exempt facilities over 25 megawatts that emit SO2 (including independent power plants) must obtain allowances in order to operate after 1999. Each allowance gives the owner the right to emit one ton of SO2. The 1990 Amendments exempt from the SO2 allowance provisions all independent power projects which were operating, under construction or with power sales agreements (or letters of intent therefor) as of November 15, 1990, as well as facilities outside the contiguous 48 states. As a result, most of the Company's current operating facilities are exempt. The Company's non-exempt operating facilities have determined their need for allowances and have accounted for these requirements in their operating budgets and financial forecasts. In the future, the facilities the Company expects to develop will continue to rely on "clean (low sulfur) coal," with flue gas desulfurization technology or natural gas technology. The Company believes that the additional costs of obtaining the number of allowances needed for future projects should not materially affect the Company's ability to develop such projects. There has also been an oversupply of allowances in the market resulting in a significant decrease in allowance prices.

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

         In addition, the Ozone Transport Assessment Group ("OTAG"), composed of state and local air regulatory officials from the 37 eastern states, has recommended additional NOx emission reductions that go beyond current federal standards. These recommendations include reductions from utility and industrial boilers. In the fall of 1997, the EPA proposed a call for revisions to state implementation plans ("SIPs"). This SIP call implements some of the OTAG's recommendations and goes beyond some of OTAG's recommendations for reductions in NOx emissions. If more stringent NOx emission standards are adopted by the EPA and/or certain states as a result of these recommendations, the Company could be required to install additional NOx emission control technologies and/or obtain allowances from other emitters.

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

         The Kyoto Protocol regarding greenhouse gas emissions and global warming was signed by the U.S. committing to significant reductions in greenhouse gas emissions. The U.S. Senate must ratify the agreement for the protocol to take effect. The Clinton Administration has proposed a package of legislative and administrative policies to curb greenhouse gases, none of which are affected by the need for Senate ratification. Management believes that none of these policies will have a material effect on the consolidated results of operations or financial position of the Company. Future initiatives on this issue and the effects on the Company are unknown at this time.

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

EMPLOYEES

         At December 31, 1997, the Company employed 470 people, approximately 286 of whom are involved in facility operations and 92 of whom are involved in ash disposal operations. No employees are covered by a collective bargaining agreement.

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

ITEM 3.  LEGAL PROCEEDINGS

         Under the terms of the amended power sales agreements for the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport Facilities, the purchasing utility, CP&L, has exercised its right of economic dispatch resulting in significantly reduced fuel requirements at each of these facilities. Coal is supplied to the ELK Facilities by James River Coal Sales, Inc. ("James River") and its affiliate, Bell County Coal Corporation. Coal is supplied to the Southport Facility by Coastal Coal Sales, Inc. ("Coastal"). The coal sales agreements for both the ELK Facilities and the Southport Facility provide for the sale and purchase of the coal requirements of those facilities through the respective contract term.

         Under the amended power sales agreement for the Company's Portsmouth Facility, Virginia Power has from time to time since December 1997 exercised its right of economic dispatch resulting in significantly reduced fuel requirements at the facility. Coal is supplied to the Portsmouth Facility by Arch Coal Sales Company, Inc. ("Arch"). The coal sales agreement with Arch provides for the sale and purchase of the coal requirements of the Portsmouth Facility during the period extending 15 years from late 1987, the year of commencement of commercial operations at the facility.

         As a result of the economic dispatch of these facilities and their consequent reduced fuel requirements, the Company's project subsidiaries operating these facilities are purchasing significantly less coal. James River, Coastal and Arch have each initiated either a civil action or an arbitration proceeding seeking to recover damages and, in some cases, seeking injunctive relief. A summary of each of these pending disputes is set forth below.

JAMES RIVER DISPUTE (ELK FACILITIES)

         In November 1996, James River and its affiliate instituted an action in the United States District Court for the Eastern District of Kentucky against CECC claiming breach of contract and fraud in the inducement based on the reduction in fuel requirements at the ELK Facilities. In this complaint, James River and its affiliate sought specific performance and, in the alternative, an unspecified amount of damages.

         CECC filed a motion to dismiss the complaint for (i) lack of jurisdiction and (ii) failure to state a claim upon which relief can be granted. Prior to the court ruling on the motion, the case was transferred in September 1997 to the United States District Court, Western District of North Carolina. The CECC motion to dismiss was taken up by the North Carolina court, which by order dated January 8, 1998 denied the motion to dismiss count I (breach of contract) and granted the motion to dismiss count II (fraud in the inducement). James River filed an amended complaint on January 29, 1998, and CECC refiled its motion to dismiss count II of the amended complaint on February 24, 1998. The motion to dismiss is under consideration by the court.

         The coal sales agreement for the ELK Facilities contains an arbitration provision requiring contract disputes to be submitted to arbitration in Charlotte, North Carolina. Upon resolution of the pending Motion, CECC may seek enforcement of that provision.

COASTAL DISPUTE (SOUTHPORT FACILITY)

         In October 1996, Coastal initiated an arbitration proceeding against CNC through the American Arbitration Association in Charlotte, North Carolina. The notice of arbitration alleged breach of contract based on the reduction in fuel requirements at the Southport Facility. The arbitration was conducted by a three-member panel during the period September 30 through October 3, 1997, and an arbitration award was rendered on October 22, 1997 in favor of CNC denying any recovery to Coastal ("Arbitration Award").

         On January 20, 1998, ANR Coal Company, L.L.C. ("ANR"), as successor to Coastal, filed a complaint in United States District Court for the Western District of North Carolina (the "Court") seeking an order vacating the Arbitration Award. The principal basis of the complaint is an allegation that the impartial third arbitrator of the panel was improperly biased and failed to make complete disclosure of pertinent information during the selection process. CNC filed its motion to dismiss, motion to confirm and answer on February 17, 1998. The matter is currently under consideration by the Court. CNC does not believe the allegations of ANR in the complaint are meritorious or provide a basis upon which the Court could properly vacate the Arbitration Award.

ARCH DISPUTE (PORTSMOUTH FACILITY)

         In March 1998, Arch filed a complaint in the United States District Court, Southern District of West Virginia against the Company's project subsidiary that owns and operates the Portsmouth Facility alleging a breach of contract. In the complaint, Arch seeks a determination that CVLC (i) is obligated to purchase approximately 360,000 tons of coal per year, (ii) breached the Coal Agreement by wrongfully reducing its requirements of coal, and (iii) violated a duty of good faith and fair dealing owed to Arch. Arch also seeks a determination that CVLC is obligated to purchase approximately 360,000 tons of coal per year and damages for CVLC's failure to purchase such quantities of coal.

         The claims made by Arch directly contradict the clear, overriding provisions of the coal sales agreement, which specifically provide that notwithstanding any provision in the agreement to the contrary, CVLC shall not be obligated to purchase more than the Portsmouth Facility's requirements of coal. Furthermore, the coal agreement contains an arbitration clause, which the Company believes is enforceable, that requires any disputes between the parties to be resolved by arbitration in Charlotte, North Carolina.

         The Company is confident that the claims made by Arch against CVLC will ultimately be resolved in favor of CVLC. CVLC will vigorously defend the matter, seek to enforce the terms of the agreement against Arch, including the arbitration clause, and otherwise continue to perform under the agreement as required.

SUMMARY OF COAL PURCHASE AGREEMENT DISPUTES

         Management believes that, as to the James River and Arch suits, there is no basis for certain claims and there are meritorious defenses as to the remainder. Management believes the Coastal Arbitration Award was the product of an arbitration process that was entirely proper and in accordance with American Arbitration Association guidelines and procedures. The Company intends to vigorously contest the actions of James River, Arch and ANR (Coastal) and is confident that they will be resolved in favor of the Company. The Company has established reserves which management believes to be adequate to cover any costs which may result from these matters. The ultimate disposition of the James River, Arch and ANR (Coastal) actions, in the judgement of management, will not have a material adverse impact on the Company's consolidated results of operations or financial position.

OTHER ROUTINE LITIGATION

         In addition, the Company experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse impact on the consolidated financial position or results of operations of the Company.

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

(c) Dividends - For the fiscal year ended June 30, 1997, the Company's board of directors declared a dividend on its outstanding common stock of $5.0 million, which was paid in September 1997. The Company's board of directors declared a dividend on its outstanding common stock of $2.1 million for the six-month period ended December 31, 1997, which was paid in March 1998. The board of directors has adopted a policy, which is subject to change at any time, of maintaining a dividend payout ratio of no more than 20% of the Company's net income for the immediately preceding fiscal year. In addition, under the terms of the Indenture of the Senior Notes and a revolving credit facility agreement, the Company's ability to pay dividends and make other distributions to its shareholders is restricted.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial data as of and for the six-month period ended December 31, 1997 and the five years ended June 30, 1997, which should be read in conjunction with the Company's consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of and for the six-month period ended December 31, 1997 and each of the five years in the period ended June 30, 1997 set forth below has been derived from the consolidated financial statements of the Company, which were audited by Arthur Andersen LLP, independent public accountants.

         Effective January 1, 1998, the Company changed its fiscal year to commence on January 1 and conclude on December 31 of each year. The Company's fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year.

                                                     SIX-MONTH
                                                       PERIOD
                                                        ENDED                          YEARS ENDED JUNE 30,
                                                      DECEMBER    -------------------------------------------------------------
                                                      31, 1997      1997          1996         1995         1994         1993
                                                     ---------    ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:                                                   (Dollars in thousands)
  Operating revenue:
   Electric                                          $ 154,810    $ 315,203    $ 356,459    $ 357,674    $ 351,892    $ 338,645
   Steam                                                12,721       26,686       27,703       23,320       22,254       22,637
   Income from unconsolidated investments
     in power projects                                   1,186          574        3,862        1,116            0            0
   Other                                                 9,229       10,343       22,522        2,992        1,939        1,037
                                                     ---------    ---------    ---------    ---------    ---------    ---------
     Total operating revenue                           177,946      352,806      410,546      385,102      376,085      362,319
                                                     ---------    ---------    ---------    ---------    ---------    ---------

 Operating expenses:
   Operating costs                                      93,689      204,446      245,582      235,006      239,225      236,568
   General, administrative and development              18,242       39,425       29,983       30,499       26,664       25,116
   Depreciation and amortization                        20,407       40,047       37,842       37,642       36,290       28,851
   Loss on impairment and cost of removal of
     cogeneration facilities                                 0       65,628            0            0            0            0
                                                     ---------    ---------    ---------    ---------    ---------    ---------
     Total operating expenses                          132,338      349,546      313,407      303,147      302,179      290,535
                                                     ---------    ---------    ---------    ---------    ---------    ---------

 Operating income                                       45,608        3,260       97,139       81,955       73,906       71,784

 Other income (expense):
   Interest expense                                    (25,680)     (56,328)     (58,354)     (59,621)     (50,736)     (45,479)
   Investment and other income                           4,334       13,184        7,478        8,269        4,335        4,110
   Equity in net income (loss) of affiliates, net       (1,813)        (813)      (1,758)       8,696         (650)           0

 Minority interest in income of joint venture           (2,273)      (4,013)      (4,749)      (4,789)      (3,089)      (2,514)
                                                     ---------    ---------    ---------    ---------    ---------    ---------

 Income (loss) before income taxes, extraordinary
   gain (loss) and cumulative effect of change
   in accounting principle                              20,176      (44,710)      39,756       34,510       23,766       27,901

 Benefit (provision) for income taxes                   (7,971)      17,112      (15,961)     (13,337)      (9,307)     (11,508)
                                                     ---------    ---------    ---------    ---------    ---------    ---------

 Income (loss) before  extraordinary  gain (loss)
   and cumulative effect of change in accounting
   principle                                            12,205      (27,598)      23,795       21,173       14,459       16,393

 Extraordinary gain (loss) on early extinguishment
   of debt, net                                         (1,502)        (703)           0            0        3,055            0

 Cumulative effect of change in method of
   accounting for income taxes                               0            0            0            0         (875)           0
                                                     ---------    ---------    ---------    ---------    ---------    ---------

 Net income (loss)                                   $  10,703    $ (28,301)   $  23,795    $  21,173    $  16,639    $  16,393
                                                     =========    =========    =========    =========    =========    =========


                                                                     AS OF JUNE 30,
                              AS OF DECEMBER      ----------------------------------------------------
                                 31, 1997           1997       1996       1995       1994       1993
                              --------------      --------   --------   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:

Total assets                     $822,974         $859,828   $921,641   $930,733   $944,185   $868,369
                                 ========         ========   ========   ========   ========   ========

Project financing debt(1)        $567,705         $591,694   $616,588   $661,891   $702,736   $723,435
                                 ========         ========   ========   ========   ========   ========

Parent debt(2)                   $100,000         $100,000   $100,000   $100,000   $100,000   $ 32,037
                                 ========         ========   ========   ========   ========   ========


    Total shareholders' equity   $ 58,298         $ 49,709   $ 83,010   $ 63,618   $ 46,560   $ 33,725
                                 ========         ========   ========   ========   ========   ========


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

GENERAL

         The Company is engaged in the acquisition, development, ownership, and operation of power generation facilities and the sale of electricity and steam in the United States and selected international markets. The Company owns (entirely or in part) eleven power generation facilities having an aggregate generating capacity of 1,120 megawatts. In March 1998, the Company acquired an ownership interest in two gas-fired power generation facilities in the Midwest United States, having an aggregate generating capacity of 490 megawatts. In addition, the Company has a pending acquisition, subject to the fulfillment of all required conditions, of ownership interests in twelve power generation facilities in Florida and the Northeastern United States, comprising an aggregate generating capacity of approximately 2,400 megawatts. Upon completion of the pending acquisition, the Company's net interest in power generation facilities will be 1,675 megawatts, an increase from 840 megawatts in 1994.

         Each of the Company's generating facilities relies on a power sales agreement for the majority of its revenues. During the six-month period ended December 31, 1997, two regulated utilities, CP&L and Virginia Power, accounted for approximately 85% of the Company's consolidated revenues. As the result of the Company's recent growth, the Company's operations will become more diverse with regard to both geography and fuel source and will become less dependent on any single project or customer.

         Each of the Company's power generation facilities produces electricity for sale to a utility and thermal energy for sale to an industrial user. The electricity and thermal energy generated by these facilities are typically sold under long-term power or steam sales agreements, generally having original terms of 20 to 30 years. Several of the Company's generating facilities originally sold electricity under long-term must-run power sales agreements, which obligated the utility to purchase all electricity generated by the power generation facility. Over the last two years, the Company has amended the majority of these must-run power sales agreements to provide the utility the ability to suspend or reduce purchases of energy from the facilities if the utility determines it can operate its system for a designated period more economically. These amended power sales agreements are structured such that the Company continues to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service, fixed operating costs, and constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which are reduced (or possibly eliminated) as a result of economic dispatch, primarily cover variable operating and maintenance costs as well as fuel and fuel transportation costs. The restructuring of a must-run power sales agreement to an economic dispatch power sales agreement causes a significant reduction in electric revenues recognized under the contract, which is offset by a corresponding reduction in fuel cost and operations and maintenance expense. In response to the reduction in fuel requirements at certain of the facilities at which the Company has restructured the power sales agreement, the facilities' coal suppliers have instituted various legal proceedings against the Company seeking to recover damages. See "Legal Proceedings" herein.

         Certain of the Company's power sales agreements either terminate in years 2000 through 2002 or provide for a significant reduction in capacity payments received under such agreements after 2002. Accordingly, revenues recognized by the Company under these power sales agreements after 2002 will be eliminated or significantly reduced.

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

         The domestic power generation industry is currently going through a period of significant change as many states are implementing or considering regulatory initiatives designed to increase competition. In addition to restructuring activities in various states, there have also been several industry restructuring bills introduced in Congress (see Item 1. Business - Regulation). The Company cannot predict the final form or timing of the proposed restructurings and the impact, if any, that such restructurings would have on the Company's existing business or consolidated results of operations. The Company believes that any such restructuring would not have a material adverse effect on its power sales agreements and, accordingly, believes that its existing business and results of consolidated operations would not be materially adversely affected, although there can be no assurance in this regard.

         In 1996, the Company began making investments in partnerships formed to develop, construct and operate greenhouses to produce tomatoes. These partnerships are currently operating greenhouses with a combined total of 107 acres of production capacity. The Company has a 50% interest in each of these partnerships and accounts for these investments under the equity method.

RESULTS OF OPERATIONS

         The following table sets forth the results of operations and percentage of total operating revenues represented by the components of operating revenues and expenses for the six-month period ended December 31, 1997 and 1996 (unaudited) and the years ended June 30, 1997 and 1996.

                                        SIX-MONTH PERIOD ENDED
                                              DECEMBER 31,                           YEARS ENDED JUNE 30,
                                 --------------------------------------     ------------------------------------
                                       1997                 1996                  1997                1996
                                 ----------------    ------------------     ----------------    ----------------
                                                         (UNAUDITED)
                                                                (DOLLARS IN THOUSANDS)
Total operating revenues         $  177,946   100%   $  181,149     100%    $  352,806   100%   $  410,546   100%
Operating costs                      93,689    53       108,348      60        204,446    58       245,582    60
General, administrative and
  development                        18,242    10        16,017       9         39,425    11        29,983     7
Depreciation and amortization        20,407    11        18,610      10         40,047    11        37,842     9
Impairment and cost of removal           --    --        65,628      36         65,628    19            --    --
                                 ----------   ---    ----------    ----     ----------   ---    ----------   ---

Operating income (loss)          $   45,608    26%   $  (27,454)    (15)%   $    3,260     1%   $   97,139    24%
                                 ==========   ===    ==========    ====     ==========   ===    ==========   ===


Six-Month Period Ended December 31, 1997 as compared to the Six-Month Period Ended December 31, 1996

         Total operating revenues decreased 1.8% to $177.9 million for the six-month period ended December 31, 1997 as compared to $181.1 million for the six-month period ended December 31, 1996. This decrease was primarily attributable to the significant decrease in electric revenues resulting from the amendment in September, 1996, of the Company's power sales agreements with CP&L on the Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport Facilities. The decrease in operating revenues was also due to a decrease in steam revenues at the Hopewell and Southport Facilities resulting from a decrease in demand for steam by the Facilities' steam hosts. These decreases in operating revenues were partially offset by a $4.5 million construction management fee earned by the Company in December, 1997, related to the construction of an electric generation facility for Clark, as well as a $3.1 million increase in electric revenues at the Rocky Mount and Portsmouth Facilities. The increase in electric revenues at the Rocky Mount Facility was due to an increase in on-peak megawatt hours provided to the purchasing utility, while the increase in electric revenues at the Portsmouth Facility was mainly attributable to the restructured power sales agreement with the purchasing utility eliminating Portsmouth's accrued obligation to return previously disallowed capacity payments to the purchasing utility. The decreases in operating revenues were also offset by a $0.8 million increase in income from unconsolidated investments in power projects which was primarily the result of earnings generated by the Company's investment in the Birchwood Facility, which commenced commercial operations in November 1996. This increase in earnings was partially offset by the impact of the Company selling its investment in Bolivian Power Company Limited ("Bolivian Power") in December 1996. The Company recognized approximately $427,000 in income from unconsolidated investments in power projects during the six-month period ended December 31, 1996 related to its investment in Bolivian Power.

         Operating costs decreased 13.5% to $93.7 million for the six-month period ended December 31, 1997 as compared to $108.3 million for the six-month period ended December 31, 1996. This decrease resulted primarily from the significant decrease in operating expenses at the Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport Facilities resulting from their economic dispatch by CP&L. The decrease in operating expense was also due to reductions in maintenance costs at the Rocky Mount Facility, at which Facility the Company performed routine maintenance during the six-month period ended December 31, 1996. The decrease in operating costs was also related to transaction costs incurred in connection with project debt refinancings completed during the six-month period ended December 31, 1996, and severance costs incurred by the Lumberton, Elizabethtown, Kenansville, Roxboro, and Southport Facilities in the six-month period ended December 31, 1996 associated with the reduction of the workforce at those Facilities due to the amendment of their power sales agreements. These decreases were partially offset by an increase in operating costs incurred by ReUse related to an increase in third party ash services activity during the six-month period ended December 31, 1997 and an increase in maintenance costs at the Portsmouth Facility related to routine maintenance performed during the six-month period ended December 31, 1997.

         General, administrative and development expenses increased 13.9% to $18.2 million for the six-month period ended December 31, 1997 as compared to $16.0 million for the six-month period ended December 31, 1996. The increase in general, administrative and development expenses related primarily to incentive compensation expense incurred in December 1997 related to the successful completion of the Clark Facility. The increase was also attributable to severance costs incurred during the six-month period ended December 31, 1997 related to the reduction of the workforce at the corporate office.

         During the six-month period ended December 31, 1996, the Company undertook an analysis of the post-contract operating environment for all of its operating facilities in light of the dramatic market changes taking place in the power generation industry. As a result of this analysis, the Company recorded a loss on impairment of cogeneration facilities of $57.3 million and recognized an $8.3 million liability related to the Company's estimated cost of removal obligations under certain land leases (see discussion below under "Fiscal Year Ended June 30, 1997 as compared to Fiscal Year Ended June 30, 1996"). Also, as part of this analysis the Company reviewed the depreciable lives of its operating facilities and concluded that, effective January 1, 1997, the Lumberton, Elizabethtown, Kenansville, Roxboro, and Southport Facilities would be depreciated over the remaining terms of these Facilities' power sales agreements. The 9.7% increase in depreciation and amortization expense in the six-month period ended December 31, 1997 as compared to the six-month period ended December 31, 1996 related primarily to this change in the estimated useful lives of these facilities.

         The decrease in investment and other income for the six-month period ended December 31, 1997 as compared to the six-month period ended December 31, 1996 is due to the Company recognizing a one-time gain on the sale of its investment in Bolivian Power in December 1996. The Company sold its investment in Bolivian Power to NRG Generating Holdings (No. 9), B.V., a wholly owned subsidiary of NRG Energy, Inc. ("Holdings"), pursuant to a cash tender offer which Holdings made for all the outstanding common stock of Bolivian Power at a price of $43 per share. The Company recognized a $3.1 million gain on the sale of its investment in Bolivian Power, net of transaction costs, which included payments made to certain unaffiliated individuals who performed development activities for Bolivian Power.

         Interest expense decreased 8.75% to $25.7 million for the six-month period ended December 31, 1997 as compared to $28.1 million for the six-month period ended December 31, 1996. The decrease in interest expense was primarily attributable to a decrease in the weighted average debt outstanding from $719 million for the six-month period ended December 31, 1996 to $680 million for the six-month period ended December 31, 1997. The decrease in weighted average debt outstanding related to scheduled maturities of the Company's project financing debt.

         Equity in net loss of affiliates increased to $1.8 million for the six-month period ended December 31, 1997 as compared to $1.1 million for the six-month period ended December 31, 1996. The increase in equity in net loss was primarily attributable to the Company recognizing its share of losses from its investments in greenhouse facilities in Texas, Pennsylvania, and New York during the six-month period ended December 31, 1997. These greenhouse facilities were either not yet in commercial operation, had just started commercial operation or the Company did not yet hold an investment interest in them during the six-month period ended December 31, 1996. The increase in equity in net loss of affiliates was partially offset by a reduction in development costs associated with the termination in December 1996 of funding for a partnership pursuing development opportunities in Latin America.

         The increase in minority interest in income of joint venture for the six-month period ended December 31, 1997 as compared to the six-month period ended December 31, 1996 related to an increase in the net income of the Hopewell Facility. The increase in net income of the Hopewell Facility related primarily to a reduction of maintenance costs incurred at the Hopewell facility during the six-month period ended December 31, 1997 as compared to the six-month period ended December 31, 1996. The increase in net income is also due to a reduction in the amount of interest expense incurred during the six-month period ended December 31, 1997 as compared to the six-month period ended December 31, 1996 related to a decrease in the amount of project debt outstanding at the Hopewell Facility, and transaction costs incurred in connection with the refinancing of Hopewell's project debt during the six-month period ended December 31, 1996.

         The extraordinary loss on early extinguishment of debt for the six-month period ended December 31, 1997 related to the refinancing of the Portsmouth Facility's project debt in December, 1997. The loss consisted of a write-off of the deferred financing costs on the Portsmouth Facility's original project debt and net swap termination fees on interest rate swap agreements hedging the original project debt. The extraordinary loss on early extinguishment of debt for the six-month period ended December 31, 1996 related to the write-off of the deferred financing costs on the Elizabethtown, Lumberton, and Kenansville Facilities' original project debt, which was refinanced in September 1996.

         The provision for income taxes for the six-month period ended December 31, 1997 represented an effective rate of 39.6% of income before income taxes as compared to an effective rate of 38.3% of loss before benefit for income taxes for the six-month period ended December 31, 1996. The increase in effective rate for the six-month period ended December 31, 1997 related to a reduced recognition of losses for state income tax purposes in the prior year. A more complete discussion of income taxes is included in Note 7 of Notes to Consolidated Financial Statements.

Fiscal Year Ended June 30, 1997 as compared to Fiscal Year Ended June 30, 1996

         Total operating revenues decreased 14.1% to $352.8 million for fiscal 1997 as compared to $410.5 million for fiscal 1996. This decrease was primarily attributable to the significant decreases in electric revenues resulting from economic dispatch of, and consequently reduced energy payments from, the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport Facilities. The decrease in operating revenues is also attributable to the absence of revenue in fiscal 1997 comparable to (i) the payment received in fiscal 1996 upon the execution of a joint development agreement with CLP related to the development of the Company's India project, (ii) the $5 million fee earned by the Company in fiscal 1996 related to the pre-construction development phase of an electric generation facility for Clark and (iii) the $7.5 million capacity buydown payment received in fiscal 1996 from the utility purchasing the electrical output of the Hopewell Facility. To a lesser extent, the decrease in operating revenues was also attributable to a $1.5 million decrease in steam revenues at the Hopewell, Kenansville and Richmond Facilities resulting from a decrease in demand for steam by these Facilities' steam hosts and a $2.7 million decrease in electric revenue at the Richmond and Rocky Mount Facilities resulting from a decrease in megawatt hours sold to the purchasing utility. The decrease in operating revenues was also due to a net decrease in income from unconsolidated investments in power projects which was primarily attributable to the Company selling its investment in Bolivian Power in December 1996. The Company recognized approximately $3.9 million in income from unconsolidated investments in power projects in fiscal 1996 related to Bolivian Power, which included the Company's share of a one-time gain recognized by Bolivian Power on the sale of its distribution assets. This decrease in income from unconsolidated investments was partially offset by earnings generated by the Company's investment in the Birchwood Facility, which commenced commercial operations in November 1996. These decreases in operating revenues were partially offset by a $4.6 million increase in electric revenues at the Hopewell and Portsmouth Facilities due to an increase in on-peak megawatt hours provided to the purchasing utility, as well as escalation/inflation adjustment provisions in certain power sales agreements.

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

         General, administrative and development expenses increased 31.5% to $39.4 million for fiscal 1997 as compared to $29.9 million for fiscal 1996. The increase was primarily the result of $10.7 million of payments made in connection with restructuring or terminating incentive compensation arrangements for certain employees, an increase in performance bonuses paid and severance payments made to certain executive officers in fiscal 1997. These increases were partially offset by a reduction in payments made under the profit-sharing plan, due to a net loss before tax, a reduction in development expenses incurred on a project the Company is developing in Idaho, as well as a general reduction in consulting expenses related to development.

         During fiscal 1997, the Company undertook an analysis of the post-contract operating environment for all of its operating facilities in light of the dramatic market changes that are taking place in the power generation industry. The analysis included assumptions regarding future levels of operations, operating costs and market prices for equivalent generation available from other sources. As a part of this analysis, in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company assessed whether any impairment of the Company's facilities had occurred. This assessment included comparing the projected future cash flows to be provided by these assets to the net book value of such assets. Based on this assessment, the Company determined that an impairment loss had occurred on the Elizabethtown, Lumberton, Kenansville and Ringgold Facilities. This loss on impairment of cogeneration facilities of $57.3 million, recorded in fiscal 1997, represented the excess of the net book value of these cogeneration facilities over their current fair value, determined by discounting to present value projected future cash flows to be provided by such assets. The Company believes that its projections of future cash flows are based upon reasonable assumptions about the future performance of these assets. Because of the risks and uncertainties associated with any projections, there can be no assurances, however, that actual events will be consistent with the assumptions made, and future cash flows may be greater or less than those projected.

         The Company's analysis of the post-contract operating environment also resulted in the recognition of an $8.3 million liability related to the Company's estimated cost of removal obligations under the land leases for the Elizabethtown, Lumberton and Kenansville Facilities. The total impairment loss and cost of removal of $65.6 million has been reflected in the statement of operations for the year ended June 30, 1997. Also in connection with the overall assessment of the post-contract operating environment for its cogeneration facilities, the Company concluded that, effective January 1, 1997, the Lumberton, Elizabethtown, Kenansville, Roxboro and Southport Facilities would be depreciated over the remaining term of these Facilities' power sales agreements. The 5.8% increase in depreciation and amortization expense in fiscal 1997 as compared to fiscal 1996 related primarily to this change in the estimated useful lives of these facilities.

         The 3.5% decrease in interest expense is a result of the decrease in the weighted average debt outstanding from $739 million in fiscal 1996 to $704 million in fiscal 1997. The decrease in weighted average debt outstanding, which related to scheduled maturities of the Company's project finance debt and the repayment of the subordinated debt at the Elizabethtown, Lumberton and Kenansville Facilities, was partially offset by an increase in project debt outstanding at the Hopewell Facility and the Roxboro and Southport Facilities, which related to refinancings completed during fiscal 1997.

         Investment income increased 76.3% to $13.2 million for fiscal 1997 as compared to fiscal 1996. The increase in investment income was related to larger cash and investment balances maintained by the Company during fiscal 1997 as compared to fiscal 1996, the recognition of a net loss on the sale of marketable securities of approximately $900,000 during fiscal 1996 and the $3.1 million gain on the sale (discussed below) of an investment during fiscal 1997.

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

         The decrease in equity in net loss of affiliates to $800,000 for fiscal 1997 as compared to equity in net loss of $1.8 million in fiscal 1996 was primarily due to a reduction in development costs associated with the termination in December 1996 of funding for a partnership pursuing development opportunities in Latin America. The decrease in equity in net loss in fiscal 1997 was also due to earnings generated by the Company's investment in a greenhouse facility in Texas which commenced commercial operations in November 1996.

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

         The benefit for income taxes for fiscal 1997 represented an effective rate of 38.3% of loss before benefit for income taxes as compared to an effective rate of 40.1% of income before income taxes for fiscal 1996. The decrease in the effective rate in fiscal 1997 related to the reduced recognition of current year losses for state income tax purposes. A more complete discussion of income taxes is included in Note 7 of Notes to Consolidated Financial Statements.

         The extraordinary loss on early extinguishment of debt in fiscal 1997 related to the write-off of the deferred financing costs on the Elizabethtown, Lumberton and Kenansville Facilities' original project debt, which was refinanced in September 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The principal components of operating cash flow for the six-month period ended December 31, 1997 were generated by net income of $10.7 million, increases due to adjustments for depreciation and amortization of $20.4 million, deferred income taxes of $4.6 million, write-off of deferred financing costs of $1.4 million, minority interest in income of joint venture of $.8 million, and distributions from and equity in net loss of unconsolidated affiliates of $9.1 million, which were partially offset by a net $5.2 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $41.8 million, proceeds from project finance borrowings of $62.7 million, and $3.1 million of cash escrows released were primarily used to purchase property, plant and equipment additions of $.7 million, to purchase marketable securities of $.8 million, to make investments in a greenhouse facility of $2.7 million, to provide $.9 million of funds to a development joint venture company, to pay deferred financing costs of $1.5 million, to repay project finance borrowings of $86.8 million and to pay a dividend to common shareholders of $5.0 million.

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

         Historically, the Company has financed each facility primarily under financing arrangements and related documents which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of that project subsidiary. This type of financing is generally referred to as "project financing." The project financing debt of the Company's subsidiaries and joint ventures is substantially non-recourse to the

Company and its other project subsidiaries, except in connection with certain transactions where Cogentrix Energy, Inc. or Cogentrix has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits the projects may experience as a result of incurring certain costs, subject to an aggregate cap of $51.9 million. In addition, Cogentrix has guaranteed certain project subsidiaries' obligations to the utility under power sales agreements and obligations of up to $1.5 million of ReUse under an ash disposal agreement with an unrelated third party. Because certain of these limited guarantees and other obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of the Company's potential exposure under these guarantees cannot be quantified. The aggregate contractual liability of the Company to its subsidiaries' project lenders is, in each case, a small portion of the aggregate project debt. If, however, the Company were required to satisfy all these guarantees and other obligations or even one or more of the significant ones, such event could have a material adverse impact on the Company's financial condition.

         As of December 31, 1997, the Company had long-term debt (including the current portion thereof) of approximately $667.7 million. With the exception of the $100 million of Senior Notes issued in March, 1994, substantially all of such indebtedness is project financing debt. Future annual maturities of long-term debt range from $61.4 million to $81.4 million in the five-year period ending December 31, 2002. The Company believes that its project subsidiaries will generate sufficient cash flow to pay all required debt service on the project financing debt and to allow them to pay management fees and dividends to Cogentrix Energy, Inc. periodically in sufficient amounts to allow Cogentrix Energy, Inc. to pay all required debt service on the Senior Notes, fund a significant portion of its development activities and meet its other obligations. If, as a result of unanticipated events, the Company's ability to generate cash from operating activities is significantly impaired, the Company could be required to curtail its development activities to meet its debt service obligations.

         In May 1997, the Company entered into a credit agreement with Australia and New Zealand Banking Group Limited, as Agent, which provides for a $50 million revolving credit facility (the "Corporate Credit Facility") with a term of three years ("Revolving Term"). The Corporate Credit Facility provides for one-year extensions of the Revolving Term, subject to lender consent. The Company can utilize the Corporate Credit Facility in the form of direct advances or the issuance of unsecured letters of credit. The outstanding balance of the Corporate Credit Facility at the end of the Revolving Term is payable over two years in four equal semiannual repayments of direct advances or collateralization of letters of credit. As of December 31, 1997, the Company had no advances or letters of credit outstanding under the Corporate Credit Facility. In March 1998, the Company borrowed $50 million under the Corporate Credit Facility to fund a portion of the purchase price related to the Whitewater and Cottage Grove acquisitions.

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

         The ability of the Company's project subsidiaries to pay dividends and management fees periodically to Cogentrix Energy, Inc. is subject to certain limitations in their respective project credit documents. Such limitations generally require that: (i) project debt service payments be current, (ii) project debt service coverage ratios be met, (iii) all project debt service and other reserve accounts be funded at required levels, and (iv) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary. Management does not believe that such restrictions or limitations will adversely affect its ability to meet its debt obligations. See "Business -- Description of the Company's Facilities," and " -- Facilities in Operation" herein.

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

         In December 1997, the Company substantially completed construction of a 248 megawatt combined-cycle, gas-fired electric generation facility for Clark and earned a construction management fee of $4.5 million. Upon final completion of the facility and acceptance by Clark, the Company will earn an additional construction management fee of $500,000 and will also share in 50% of the amount, if any, of the excess of the contract amount ($117 million) over the actual costs and expenses incurred in constructing the Clark Facility. The excess is currently expected to be approximately $7 million.

         In December 1997, the Company renegotiated the project financing arrangements for its Portsmouth Facility. The amended agreements resulted in an extension of the final maturity date of the loan by three months and an increase in the amount of commitment provided by the project lenders in the form of a $40.5 million revolving credit facility. This revolving credit facility is available to be drawn by the Portsmouth Facility at any time for general corporate purposes, including paying dividends to Cogentrix Energy, Inc. In March 1998, the Portsmouth Facility borrowed $20 million under the revolving credit facility and distributed such amount to Cogentrix Energy, Inc. for purposes of funding a portion of the purchase price related to the Whitewater and Cottage Grove acquisitions.

         In February 1998, the Company renegotiated the project financing arrangements for its Hopewell Facility, in which it owns a 50% interest. The amended agreements resulted in a $34.6 million increase in outstanding indebtedness of JRCC and extended the final maturity date of the loan by six months. JRCC transferred substantially all of the additional funds borrowed (net of transaction costs) to its partners. The distribution received by Cogentrix Energy, Inc. related to the refinancing was approximately $16.6 million, which was used by the Company to fund a portion of the acquisition price related to the Whitewater and Cottage Grove acquisitions.

         In March 1998, the Company acquired from LS Power Corporation an approximate 74% ownership interest in the Whitewater Facility and the Cottage Grove Facility. Each of the Cottage Grove and Whitewater Facilities are 245 megawatt gas-fired, combined-cycle cogeneration facilities. Commercial operations of the facilities commenced in the last half of calendar 1997. The aggregate acquisition price for the equity interest in the Cottage Grove and Whitewater Facilities was $158.0 million. In addition, the Company pre-funded a $16.7 million distribution to the previous owners. This distribution represented unused construction contingency and cash flows that were accumulated by the Cottage Grove and Whitewater Facilities prior to January 1, 1998. Cogentrix Energy, Inc. will be entitled to a distribution of the $16.7 million in 1998. The purchase price was funded with proceeds of the Corporate Credit Facility and corporate cash balances.

         In March 1998, the Company signed an agreement with Bechtel Generating Company, Inc. to acquire an ownership interest in twelve electric generating facilities, comprising a net equity interest of 360 megawatts, and one interstate natural gas pipeline in the United States (the "Bechtel Asset Acquisition"). The closing of the Bechtel Asset Acquisition, which is subject to customary conditions including the obtaining of certain consents and regulatory approvals, is currently expected to occur in calendar 1998.

         In connection with the Bechtel Asset Acquisition, the Company plans to issue up to $250 million of senior notes in a Rule 144A offering with a covenant to register exchange notes with the U.S. Securities and Exchange Commission. These senior notes will be unsecured and will rank pari passu with the Company's $100 million of outstanding Senior Notes due 2004.

The proceeds will be used by the Company to finance the Bechtel Asset Acquisition and to repay the outstanding borrowings under the Corporate Credit Facility.

         For the fiscal year ended June 30, 1997, the Company's board of directors declared a dividend on its outstanding common stock of $5.0 million, which was paid in September 1997. The Company's board of directors declared a dividend on its outstanding common stock of $2.1 million for the six-month period ended December 31, 1997, which was paid in March 1998. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of the Company's net income for the immediately preceding fiscal year. In addition, under the terms of the Indenture of the Senior Notes and the Corporate Credit Facility, the Company's ability to pay dividends and make other distributions to its shareholders is restricted.

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

         Changes in interest rates could have a significant impact on the Company. Interest rate changes affect the cost of capital needed to construct projects as well as interest expense of existing project financing debt. As with fuel price escalation risk, the Company attempts to hedge against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps on a portion of its indebtedness.

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

RECENTLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STATEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This pronouncement establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. This statement will be adopted by the Company effective January 1, 1998. The Company believes this pronouncement will not have a material effect on its financial statements.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS No. 131 will be adopted by the Company effective January 1, 1998. The Company believes this pronouncement will not have a material effect on its financial statements.

YEAR 2000 COMPLIANCE

         The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The majority of the Company's internal financial information systems are in the process of being replaced with a fully compliant new system. This new system is expected to be fully implemented by January 1, 1999. The Company is also evaluating its plant's operating systems. Based on present information, the Company believes that only minor modifications and upgrades will be required for the operating systems to be Year 2000 compliant. As such, the Company does not anticipate that the costs incurred to complete the necessary transition to ensure Year 2000 compliance will have a material impact on the Company's consolidated results of operations or financial position. Any costs necessary to modify existing systems to ensure Year 2000 compliance will be expensed as incurred. The Company is also communicating with customers, suppliers, financial institutions and others to coordinate Year 2000 conversion. In the event that any of the Company's significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

CHANGE OF CORPORATE FISCAL YEAR

         Effective January 1, 1998, the Company changed its fiscal year to commence on January 1 and conclude on December 31 of each year. The Company's fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                      INDEX


                                                                                                               Page
                                                                                                               ----
Reports of Independent Public Accountants                                                                       46

Consolidated Financial Statements:

         Consolidated Balance Sheets at December 31, 1997, June 30, 1997
             and June 30, 1996                                                                                  48

         Consolidated Statements of Operations For the Six-Month Periods Ended
             December 31, 1997 and 1996 (unaudited) and the Years Ended June 30, 1997, 1996 and 1995            49

         Consolidated Statements of Changes in Shareholders' Equity For the Six-Month Period Ended
             December 31, 1997 and the Years Ended June 30, 1997, 1996 and 1995                                 50

         Consolidated Statements of Cash Flows For the Six-Month Periods Ended
             December 31, 1997 and 1996 (unaudited) and the Years Ended June 30, 1997, 1996 and 1995            51

Notes to Consolidated Financial Statements                                                                      52

Financial Statement Schedules:

         Schedule I - Condensed Financial Information of the Registrant                                         69








Schedules other than those listed above have been omitted, since they are not required, are not applicable or are unnecessary due to the presentation of the required information in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO COGENTRIX ENERGY, INC.:

         We have audited the accompanying consolidated balance sheets of Cogentrix Energy, Inc. (a North Carolina corporation) and subsidiary companies as of December 31, 1997, June 30, 1997 and June 30, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the six-month period ended December 31, 1997 and for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The summarized financial data for Bolivian Power Company Limited contained in Note 4 are based on the financial statements of Bolivian Power Company Limited which were audited by other auditors. Their report has been furnished to us and our opinion, insofar as it relates to the data in Note 4, is based solely on the report of the other auditors.

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

         In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cogentrix Energy, Inc. and subsidiary companies as of December 31, 1997, June 30, 1997 and June 30, 1996, and the results of their operations and their cash flows for the six-month period ended December 31, 1997 and for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

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




                                             ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
         March 20, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS:

Compania Boliviana de Energia Electrica S.A. -- Bolivian Power Company Limited

         We have audited the consolidated financial statements of Compania Boliviana de Energia Electrica S.A. -- Bolivian Power Company Limited and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income of cash flows and of shareholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                             PRICE WATERHOUSE

                                             La Paz, Bolivia

                                             February 28, 1997

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
               DECEMBER 31, 1997, JUNE 30, 1997 AND JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER     JUNE       JUNE
                                                                   31, 1997   30, 1997   30, 1996
                                                                   --------   --------   --------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $ 71,833   $ 62,596   $ 33,351
  Restricted cash                                                    27,742     30,888     42,203
  Marketable securities                                              42,118     21,494          0
  Restricted investments                                                  0     20,000          0
  Accounts receivable                                                49,781     57,880     57,331
  Inventories                                                        15,210     15,723     19,086
  Other current assets                                                2,465      5,779      2,883
                                                                   --------   --------   --------

    Total current assets                                            209,149    214,360    154,854

PROPERTY, PLANT AND EQUIPMENT,
  Net of accumulated depreciation:  December 31, 1997, $188,227;
    June 30, 1997, $169,761; June 30, 1996, $156,215                496,589    514,449    604,491

LAND AND IMPROVEMENTS                                                 2,540      2,540      2,424

DEFERRED FINANCING, START-UP AND ORGANIZATION COSTS,
  Net of accumulated amortization:  December 31, 1997, $16,592;
    June 30, 1997, $17,509; June 30, 1996, $19,653                   21,085     22,601     25,105

RESTRICTED INVESTMENTS                                                    0          0     63,695

NATURAL GAS RESERVES                                                  2,384      2,829      3,611

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                             79,072     84,599     56,028

OTHER ASSETS                                                         12,155     18,450     11,433
                                                                   --------   --------   --------

                                                                   $822,974   $859,828   $921,641
                                                                   ========   ========   ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                $ 74,680   $ 62,370   $ 48,416
  Accounts payable                                                   13,755     22,147     21,453
  Accrued compensation                                                4,923     12,290      4,393
  Accrued interest payable                                            2,935      3,308      4,063
  Accrued dividends payable                                           2,140      5,000      4,759
  Other accrued liabilities                                           8,182     13,040      8,816
                                                                   --------   --------   --------

    Total current liabilities                                       106,615    118,155     91,900

LONG-TERM DEBT                                                      595,112    631,624    670,900

DEFERRED INCOME TAXES                                                25,872     23,074     46,971

MINORITY INTEREST IN JOINT VENTURE                                   15,131     14,354     22,044

OTHER LONG-TERM LIABILITIES                                          21,946     22,912      6,816
                                                                   --------   --------   --------

                                                                    764,676    810,119    838,631
                                                                   --------   --------   --------

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 10)
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                               130        130        130
  Net unrealized gain on available for sale securities                   26          0          0
  Accumulated earnings                                               58,142     49,579     82,880
                                                                   --------   --------   --------

                                                                     58,298     49,709     83,010
                                                                   --------   --------   --------

                                                                   $822,974   $859,828   $921,641
                                                                   ========   ========   ========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)
                AND THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
       (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS (LOSS) PER COMMON SHARE)

                                                                        SIX-MONTH
                                                                       PERIOD ENDED
                                                                        DECEMBER 31,                YEAR ENDED JUNE 30,
                                                                  ----------------------    -----------------------------------
                                                                     1997         1996         1997         1996         1995
                                                                  ---------    ---------    ---------    ---------    ---------
                                                                              (Unaudited)
OPERATING REVENUES:
  Electric                                                        $ 154,810    $ 162,909    $ 315,203    $ 356,459    $ 357,674
  Steam                                                              12,721       13,284       26,686       27,703       23,320
  Income from unconsolidated investments in power projects            1,186          348          574        3,862        1,116
  Other                                                               9,229        4,608       10,343       22,522        2,992
                                                                  ---------    ---------    ---------    ---------    ---------
                                                                    177,946      181,149      352,806      410,546      385,102
                                                                  ---------    ---------    ---------    ---------    ---------

OPERATING EXPENSES:
  Fuel expense                                                       60,500       71,350      131,405      171,310      168,184
  Operations and maintenance                                         33,189       36,998       73,041       74,272       66,822
  General, administrative and development expenses                   18,242       16,017       39,425       29,983       30,499
  Depreciation and amortization                                      20,407       18,610       40,047       37,842       37,642
  Loss on impairment and cost of removal of
    cogeneration facilities                                               0       65,628       65,628            0            0
                                                                  ---------    ---------    ---------    ---------    ---------
                                                                    132,338      208,603      349,546      313,407      303,147
                                                                  ---------    ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                                              45,608      (27,454)       3,260       97,139       81,955

OTHER INCOME (EXPENSE):
  Interest expense                                                  (25,680)     (28,144)     (56,328)     (58,354)     (59,621)
  Investment and other income                                         4,334        7,729       13,184        7,478        8,269
  Equity in net income (loss) of unconsolidated affiliates, net      (1,813)      (1,088)        (813)      (1,758)       8,696
                                                                  ---------    ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE MINORITY INTEREST IN
  INCOME OF JOINT VENTURE, INCOME TAXES
  AND EXTRAORDINARY LOSS                                             22,449      (48,957)     (40,697)      44,505       39,299

MINORITY INTEREST IN INCOME OF JOINT VENTURE                         (2,273)      (1,614)      (4,013)      (4,749)      (4,789)
                                                                  ---------    ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS                                             20,176      (50,571)     (44,710)      39,756       34,510

BENEFIT (PROVISION) FOR INCOME TAXES                                 (7,971)      18,895       17,112      (15,961)     (13,337)
                                                                  ---------    ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                              12,205      (31,676)     (27,598)      23,795       21,173

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, NET OF INCOME TAX BENEFIT                                 (1,502)        (703)        (703)           0            0
                                                                  ---------    ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                                 $  10,703    ($ 32,379)   ($ 28,301)   $  23,795    $  21,173
                                                                  =========    =========    =========    =========    =========

EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary loss                         $   43.28    ($ 112.32)   ($  97.87)   $   84.38    $   75.08
  Extraordinary loss                                                  (5.33)       (2.49)       (2.49)        0.00         0.00
                                                                  ---------    ---------    ---------    ---------    ---------
                                                                  $   37.95    ($ 114.81)   ($ 100.36)   $   84.38    $   75.08
                                                                  =========    =========    =========    =========    =========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                                282,000      282,000      282,000      282,000      282,000
                                                                  =========    =========    =========    =========    =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

      FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1997 AND THE YEARS ENDED
                          JUNE 30, 1997, 1996 AND 1995
          (DOLLARS IN THOUSANDS, EXCEPT FOR DIVIDENDS PER COMMON SHARE)


                                                   NET UNREALIZED
                                                   GAIN (LOSS) ON
                                         COMMON     AVAILABLE FOR      ACCUMULATED
                                         STOCK     SALE SECURITIES      EARNINGS             TOTAL
                                         ------    ---------------     -----------         --------
Balance, June 30, 1994                    $130          $(476)          $ 46,906           $ 46,560

Net unrealized loss on available
    for sale securities, net of
    deferred income tax
    benefit of $34                           0            120                  0                120

Net income                                   0              0             21,173             21,173

Common stock dividends
    ($15.01 per common share)                0              0             (4,235)            (4,235)
                                          ----          -----           --------           --------

Balance, June 30, 1995                     130           (356)            63,844             63,618

Net unrealized gain on available
    for sale securities, net of
    deferred income tax
    provision of $256                        0            356                  0                356

Net income                                   0              0             23,795             23,795

Common stock dividends
    ($16.88 per common share)                0              0             (4,759)            (4,759)
                                          ----          -----           --------           --------

Balance, June 30, 1996                     130              0             82,880           $ 83,010

Net loss                                     0              0            (28,301)           (28,301)

Common stock dividends
    ($17.73 per common share)                0              0             (5,000)            (5,000)
                                          ----          -----           --------           --------

Balance, June 30, 1997                     130              0             49,579             49,709

Net unrealized gain on available
    for sale securities, net of
    deferred income tax
    provision of $14                         0             26                  0                 26

Net income                                   0              0             10,703             10,703

Common stock dividends
    ($7.59 per common share)                 0              0             (2,140)            (2,140)
                                          ----          -----           --------           --------

Balance, December 31, 1997                $130          $  26           $ 58,142           $ 58,298
                                          ====          =====           ========           ========


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996 (UNAUDITED)
                AND THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                      SIX-MONTH
                                                                    PERIOD ENDED
                                                                     DECEMBER 31,                 YEAR ENDED JUNE 30,
                                                                ---------------------     ----------------------------------
                                                                  1997         1996         1997         1996         1995
                                                                --------     --------     --------     --------     --------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $ 10,703    $ (32,379)    $(28,301)    $ 23,795     $ 21,173
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                 20,407       18,610       40,047       37,842       37,642
    Loss on impairment and cost of removal of
      cogeneration facilities                                          0       65,628       65,628            0            0
    Deferred income taxes                                          4,628      (24,192)     (27,585)       8,569        7,718
    Extraordinary loss on early extinguishment of debt,
      non-cash portion                                             1,395        1,173        1,173            0            0
    Minority interest in income of joint venture,
       net of dividends                                              777       (8,848)      (7,690)       3,407        3,680
    Gain on sale of investment in Bolivian Power                       0       (3,243)      (3,137)           0            0
    Equity in net (income) loss of unconsolidated affiliates         627          740          239       (2,104)     (11,057)
    Dividends received from unconsolidated affiliates              8,491          288        7,152          617       14,853
    Loss on sale of securities, net                                    0            0            0          890            0
    Decrease (increase) in accounts receivable                     8,099        4,113         (549)        (795)      (1,313)
    Decrease in inventories                                          958          718        4,145          667          317
    Increase (decrease) in accounts payable                       (8,392)       1,792          (61)       1,628       (2,708)
    Increase (decrease) in accrued liabilities                   (12,598)      (1,731)      12,121        3,809          585
    Decrease (increase) in other                                   6,710         (550)         866          141          564
                                                                --------     --------     --------     --------     --------
  Net cash flows provided by operating activities                 41,805       22,119       64,048       78,466       71,454
                                                                --------     --------     --------     --------     --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                         (732)        (837)      (2,956)      (1,555)      (8,171)
    Decrease (increase) in marketable securities                    (834)           0       22,201      (12,456)       1,506
    Investments in affiliates                                     (3,591)        (750)     (58,222)      (6,516)     (48,323)
    Proceeds from sale of investment in Bolivian Power, net            0       25,504       25,398            0            0
    Decrease (increase) in restricted cash                         3,146       12,929       11,315       (8,190)      (4,157)
                                                                --------     --------     --------     --------     --------
  Net cash flows provided by (used in) investing activities       (2,011)      36,846       (2,264)     (28,717)     (59,145)
                                                                --------     --------     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of notes payable and long-term debt                  62,728       67,750       70,661          406        1,622
    Repayments of notes payable and long-term debt               (86,761)     (63,535)     (95,552)     (46,642)     (42,513)
    Increase in deferred financing costs                          (1,524)      (2,584)      (2,889)           0          (93)
    Common stock dividends paid                                   (5,000)      (4,759)      (4,759)      (4,235)      (3,328)
                                                                --------     --------     --------     --------     --------
  Net cash flows used in financing activities                    (30,557)      (3,128)     (32,539)     (50,471)     (44,312)
                                                                --------     --------     --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 9,237       55,837       29,245         (722)     (32,003)
CASH AND CASH EQUIVALENTS, beginning of period                    62,596       33,351       33,351       34,073       66,076
                                                                --------     --------     --------     --------     --------
CASH AND CASH EQUIVALENTS, end of period                        $ 71,833     $ 89,188     $ 62,596     $ 33,351     $ 34,073
                                                                ========     ========     ========     ========     ========


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS

         Cogentrix Energy, Inc. and subsidiary companies (collectively, the "Company") is principally engaged in the business of acquiring, developing, owning and operating independent power generating facilities (individually, a "Facility," or collectively, the "Facilities"). As of December 31, 1997, the Company owned or had interests in eleven Facilities in the United States with an aggregate installed capacity of approximately 1,120 megawatts. Two of the eleven Facilities are owned 50% by the Company and 50% by other independent power producers. Electricity generated by each Facility is sold to an electric utility (the "Utility") and steam is sold to an industrial company (the "Steam Purchaser"), all under long-term contractual agreements.

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

         Construction Agreement -- In December 1994, the Company executed an engineering, procurement and construction agreement (the "Construction Agreement") with Public Utility District No. 1 of Clark County, Washington ("Clark"). Under this Construction Agreement, the Company is engineering, procuring equipment for and constructing a 248 megawatt combined-cycle, gas-fired electric generation facility (the "Clark Facility"). The Company is accounting for the construction under the completed-contract method, and, as such, all third-party construction costs and reimbursements are deferred until the contract is completed. Costs incurred as of December 31, 1997, June 30, 1997 and June 30, 1996 of $121,396,000, $104,960,000 and $37,117,000, respectively, are netted against the related reimbursed costs of $120,531,000, $99,552,000 and $35,572,000, respectively, and the difference is included in accounts receivable on the accompanying consolidated balance sheets.

         Inventories -- Coal inventories consist of the contract purchase price of coal and all transportation costs incurred to deliver the coal to each Facility. Gas inventories represent the cost of natural gas purchased as fuel reserves for a Facility that is forecasted to be consumed during the next fiscal year. Spare parts inventories consist of major equipment and recurring maintenance supplies required to be maintained in order to facilitate routine maintenance activities and minimize unscheduled maintenance outages. As of December 31, 1997, June 30, 1997 and June 30, 1996, fuel and spare parts inventories are comprised of the following (dollars in thousands):

                                                 DECEMBER 31,    JUNE 30,        JUNE 30,
                                                     1997          1997            1996
                                                 ------------    --------        --------
                           Coal                    $ 8,230        $ 8,274        $11,951
                           Natural gas                 700            700            700
                           Spare parts               6,280          6,749          6,435
                                                   -------        -------        -------
                                                   $15,210        $15,723        $19,086
                                                   =======        =======        =======

Coal inventories at certain Facilities are recorded at last-in, first-out ("LIFO") cost, with the remaining Facilities' coal inventories recorded at first-in, first-out ("FIFO") cost. The cost of coal inventories recorded on a LIFO basis was $427,000, $900,000 and $1,458,000 less than the cost of these inventories on a FIFO basis as of December 31, 1997, June 30, 1997 and June 30, 1996, respectively. Spare parts inventories are recorded at average cost.

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

         Investments in Affiliates - Investments in affiliates include investments in unconsolidated entities which own or derive revenues from power projects currently in operation, investments in unconsolidated entities which own and operate greenhouses, and investments in unconsolidated development joint venture entities. The Company's share of income or loss from investments in operating power projects is included in operating revenues in the accompanying consolidated statements of operations. The Company's share of income or loss from investments in greenhouses and development joint venture entities is included in other income (expense) in the accompanying consolidated statements of operations.

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

         Revenue Recognition -- Revenues from the sale of electricity and steam are recorded based upon output delivered and capacity provided at rates specified under contract terms. Significant portions of the Company's revenues have been derived from certain electric utility customers. Two customers accounted for 63% and 22% of revenues in the six-month period ended December 31, 1997, 62% and 25% of revenues in the year ended June 30, 1997, 55% and 33% of revenues in the year ended June 30, 1996, and 57% and 34% of revenues in the year ended June 30, 1995.

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

         New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This pronouncement establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. This statement will be adopted by the Company effective January 1, 1998. The Company believes this pronouncement will not have a material effect on its financial statements.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS No. 131 will be adopted by the Company effective January 1, 1998. The Company believes this pronouncement will not have a material effect on its financial statements.

         Change of Fiscal Year - Effective January 1, 1998, the Company changed its fiscal year to commence on January 1 and conclude on December 31 of each year. The Company's fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year.

         Reclassifications -- Certain amounts included in the accompanying consolidated financial statements for the fiscal years ended June 30, 1997, 1996 and 1995 have been reclassified from their original presentation to conform with the presentation for the six-month period ended December 31, 1997.

3. INVESTMENT IN DEBT SECURITIES

         At December 31, 1997, investments in debt securities included in marketable securities in the accompanying consolidated balance sheet consisted of government securities and corporate obligations. The Company's net unrealized gain of $40,000 on its investment in debt securities is reported in the accompanying consolidated statements of changes in shareholders' equity, net of $14,000 in deferred income taxes.

         At June 30, 1997, investments in debt securities included in restricted cash and marketable securities in the accompanying consolidated balance sheet consisted of government securities and corporate obligations. These securities are recorded at their fair market value which approximates cost. Restricted investments consist of an investment in a certificate of deposit which collateralizes the Company's obligation under a letter of credit (Note 10).

         At June 30, 1996, there were no debt securities held in restricted cash or marketable securities. Restricted investments consisted of investments in certificates of deposit which collateralized the Company's obligations under certain letters of credit.

         At June 30, 1995, the Company's net unrealized loss of $834,000 on its investment in debt securities is reported in the accompanying consolidated statements of changes in shareholders' equity, net of $222,000 allocated to minority interest in joint venture and net of $256,000 in deferred income taxes.

4. INVESTMENTS IN UNCONSOLIDATED POWER PROJECTS

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

         In January 1996, Bolivian Power closed the sale of its distribution subsidiaries, realizing an after-tax gain of approximately $13.5 million. The Company's share of this gain was approximately $2.3 million. In December 1996, the Company sold its investment in Bolivian Power pursuant to a cash tender offer made for all of the outstanding common stock of Bolivian Power at a price of $43 per share. The Company received proceeds from the sale of $25.4 million, net of transaction costs, which included payments to certain unaffiliated individuals who performed development activities for Bolivian Power. The resulting book gain of $3.1 million is included in investment and other income in the accompanying consolidated statement of operations for the year ended June 30, 1997. The Company recognized approximately $0.4 million, $3.9 million and $1.1 million in income from unconsolidated investments in power projects in the accompanying consolidated statements of operations for the years ended June 30, 1997, 1996 and 1995, respectively, related to its investment in Bolivian Power. The following table presents summarized financial information for Bolivian Power as of December 31, 1996 and 1995 and for the three years ended December 31, 1996 (dollars in thousands):

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

Birchwood Power Partners, L.P.

         In December 1994, the Company acquired a 50% interest in Birchwood Power Partners, L.P. ("Birchwood Power"), a partnership formed to construct and own a 220 megawatt coal-fired cogeneration facility (the "Birchwood Facility") in King George County, Virginia, from two indirect wholly-owned subsidiaries of The Southern Company. The Company initially paid $29.5 million for its 50% interest in Birchwood Power. In addition, pursuant to the equity funding obligation under Birchwood Power's project financing arrangements, the Company provided an equity contribution to Birchwood Power of approximately $43.7 million in March 1997. The initial distribution of $6.9 million received by the Company from Birchwood Power in April 1997 was also subsequently paid to a subsidiary of The Southern Company in accordance with the terms of the original transaction agreement and was treated as part of the purchase price of the Company's interest in Birchwood Power.

         The Birchwood Facility, which commenced commercial operations in November 1996, sells electricity to a utility and provides thermal energy to a 36-acre greenhouse under long-term contracts. The Birchwood Facility is operated by an affiliate of The Southern Company under a long-term operations and maintenance agreement. The Company has 50% representation on Birchwood Power's management committee, which must approve all material transactions of Birchwood Power. The Company is accounting for its investment in Birchwood Power under the equity method. The Company's share of net income of Birchwood Power is recorded net of the amortization of the $36.4 million premium paid to purchase the Company's 50% share interest in Birchwood Power. This premium is being amortized on a straight-line basis over the estimated useful life of the Birchwood Facility. The Company recognized approximately $1,727,000 and $147,000 in income from unconsolidated investments in power projects, net of premium amortization, in the accompanying consolidated statements of operations for the six-month period ended December 31, 1997 and for the year ended June 30, 1997, respectively, related to its investment in Birchwood Power. The following table presents summarized financial information for Birchwood Power as of and for the years ended December 31, 1997, 1996, and 1995 (dollars in thousands):

                                           1997        1996        1995
                                         --------    --------    --------
             BALANCE SHEET DATA:
               Current assets            $ 30,577    $ 25,701    $  1,234
               Noncurrent assets          374,560     385,171     313,402
                                         --------    --------    --------
                 Total assets            $405,137    $410,872    $314,636
                                         ========    ========    ========

               Current liabilities       $  6,818    $ 89,599    $ 92,968
               Noncurrent liabilities     335,134     321,247     221,668
               Shareholders' equity        63,185          26           0
                                         --------    --------    --------
                                         $405,137    $410,872    $314,636
                                         ========    ========    ========

             INCOME STATEMENT DATA:
               Operating revenues        $ 69,275    $  9,745    $      0
               Operating income            35,087       4,527           0
               Net income                   6,451          26           0

5. INVESTMENT IN OTHER UNCONSOLIDATED AFFILIATES

DEVELOPMENT JOINT VENTURES

         Michigan Cogeneration Partners -- In partnership with Wolverine Energy, Inc., an indirect subsidiary of Northern States Power Company, a Minnesota-based investor-owned electric utility, the Company pursued the development of a 65 megawatt cogeneration power facility in Michigan. Development of this project began in September 1993 when the Company and its joint venture partner (the "Michigan Partnership") purchased from another developer a power sales agreement with Consumers Power Company providing for the sale of up to 65 megawatts of electric power. In July 1994, the Michigan Partnership joined with Consumers Power Company to terminate the power sales agreement pursuant to terms under which the Partnership received $29.9 million. The Company, which owns a 50% interest in the Michigan Partnership, recognized its share of the Michigan Partnership's net income of $22.9 million for the year ended June 30, 1995, which was comprised solely of the proceeds received from this transaction net of project development costs. The Company recorded the $10.2 million gain from this transaction, which consisted of the Company's share of the net income of the Michigan Partnership net of corporate incentive compensation costs related to the transaction, as equity in net income of affiliates in the accompanying consolidated statement of operations for the year ended June 30, 1995. The Michigan Partnership was dissolved in June 1996.

         Other Development Joint Ventures - The Company makes investments in other joint venture partnerships whose purpose is to develop power projects. The Company utilizes the equity method of accounting for those partnerships in which it holds an ownership interest between 20% and 50%. The Company recognized approximately $103,000 in equity losses for the six-month period ended December 31, 1997, and $1,257,000, $1,758,000 and $1,546,000 in equity losses for the years ended June 30, 1997, 1996 and 1995, respectively, related to its investments in these partnerships. These losses are reflected in equity in income (loss) of affiliates in the accompanying consolidated statements of operations.

GREENHOUSES

         The Company has entered into an agreement with Agro Power Development, Inc., a developer and operator of greenhouse facilities, to make investments in partnerships which develop, construct and operate greenhouses which produce tomatoes. As of December 31, 1997, the Company held a 50% interest in four limited partnerships which had a combined 107 acres of production capacity in operation. The Company is accounting for its investment in these partnerships under the equity method. The Company recognized approximately $1,710,000 in equity losses and $444,000 in equity income from affiliates in the accompanying consolidated statements of operations for the six-month period ended December 31, 1997 and the year ended June 30, 1997, respectively, related to its investments in these partnerships.

6. LONG-TERM DEBT

         The following long-term debt was outstanding as of December 31, 1997, June 30, 1997, and June 30, 1996, respectively (dollars in thousands):

                                                                               DECEMBER           JUNE            JUNE
                                                                               31, 1997         30, 1997        30, 1996
                                                                               ---------       ---------       ---------
PROJECT FINANCING DEBT:
HOPEWELL FACILITY:
     As of December 31, 1997 and June 30, 1997 - Note payable to banks;
      As of June 30, 1996 - commercial paper notes payable, net of
      unamortized issue discount of $87                                        $  45,417       $  49,513       $  42,403
PORTSMOUTH FACILITY:
     Note payable to banks                                                        61,489          60,500          68,250
ROCKY MOUNT FACILITY:
     Note payable to financial institution                                       125,761         126,409         127,576
RINGGOLD FACILITY:
     Note payable to banks                                                        15,737          16,900          18,799
RICHMOND FACILITY:
     Commercial paper notes payable, net of unamortized issue discount of
      $365, $409 and $319, respectively, and tax-exempt bonds                    198,113         203,651         214,379
ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES:
     Notes payable to banks                                                       26,716          31,688          44,464
ROXBORO AND SOUTHPORT FACILITIES:
     Note payable to banks                                                        93,036         102,074          99,750
OTHER                                                                              1,436             959             967
                                                                               ---------       ---------       ---------
Total Project Financing Debt                                                     567,705         591,694         616,588
SENIOR NOTES (including unamortized gain on hedge transaction of
  $2,087, $2,300 and $2,728, respectively)                                       102,087         102,300         102,728
                                                                               ---------       ---------       ---------
Total Long-Term Debt                                                             669,792         693,994         719,316
Less:  Current portion                                                           (74,680)        (62,370)        (48,416)
                                                                               ---------       ---------       ---------
Long-term portion                                                              $ 595,112       $ 631,624       $ 670,900
                                                                               =========       =========       =========

         Information related to each of these borrowings is as follows:

HOPEWELL FACILITY:

         In July 1996, the Hopewell Facility's project debt agreement was amended, which effectively replaced commercial paper notes with a note payable to banks and resulted in a $13,000,000 increase in the amount of outstanding indebtedness. The amended project debt accrues interest at an annual rate equal to the applicable London Interbank Offering Rate ("LIBOR") as chosen by the Company, plus .875% per annum through July 1999 and 1.125% thereafter (6.81% at December 31, 1997). Principal is payable quarterly with interest payable the earlier of the maturity of the applicable LIBOR term or quarterly through June 2002. The Hopewell Facility's project debt agreement was amended in February 1998 (see Note 14).

PORTSMOUTH FACILITY:

         The Portsmouth Facility's project debt agreement was amended in December 1997, resulting in the extension of the final maturity of the loan by three months to December 31, 2002. The amended terms of the loan agreement also increased the outstanding credit commitment from the project lenders by $40.5 million in the form of a revolving credit facility. As of December 31, 1997, there were no outstanding balances under this credit facility. The amended terms of the loan agreement provide for interest to accrue at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of .875% through December 1998 and 1.0% thereafter (6.845% at December 31, 1997). The banks' outstanding credit commitment under the loan agreement is reduced quarterly, with interest payable the earlier of the maturity of the applicable LIBOR term or quarterly through December 2002. The loan agreement also provides for a $6 million letter of credit to secure the project's obligations to pay debt service. Cogentrix Energy, Inc. has indemnified the lenders of the senior credit facility for any cash deficits the Portsmouth Facility could experience as a result of incurring certain costs, subject to a cap of $30 million.

         An extraordinary loss of $2,458,000 was recorded in the six-month period ended December 31, 1997 related to the write-off of unamortized deferred financing costs from the original senior loan of $1,395,000 and net swap termination fees of $1,063,000 related to interest rate swap agreements hedging the original project debt. This extraordinary loss is shown net of a tax benefit of $956,000 in the accompanying consolidated statements of operations.

ROCKY MOUNT FACILITY:

         The note payable to financial institution consists of a $125,761,000 senior loan which accrues interest at a fixed annual rate of 7.58%. Payment of principal and interest is due quarterly through December 2013.

RINGGOLD FACILITY:

         The note payable to banks consists of a $15,737,000 senior loan which accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .95% to 1.35% per annum (6.9% at December 31, 1997). Interest is payable the earlier of the maturity of the applicable LIBOR term or quarterly in arrears. Payments of principal under the senior loan are due semiannually through April 2004.

RICHMOND FACILITY:

         Commercial paper notes outstanding are supported by an irrevocable, direct-pay letter of credit provided by a syndicate of banks (the "Banks"). The maximum amount of commercial paper notes supported by the letter of credit is $150,114,000 as of December 31, 1997. The annual interest rate incurred is the yield on the commercial paper notes plus a 1.25% to 1.50% per annum fee (weighted average rate of 7.17% at December 31, 1997) paid to the Banks for providing the letter of credit.

         Tax-exempt industrial development bonds (the "Bonds") have been issued to support the purchase of certain pollution control and solid waste disposal equipment for a Facility ($48,000,000 outstanding at December 31, 1997). Principal and interest payments on the Bonds are supported by an irrevocable, direct-pay letter of credit provided by the Banks. The annual interest rate is the yield on the Bonds plus a 1.25% to 1.50% per annum fee (6.875% at December 31, 1997). The letters of credit described above are part of one credit facility (the "Credit Facility"). The Credit Facility provides for commitment reductions through September 2007.

ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES:

         The project debt on the Elizabethtown, Lumberton and Kenansville Facilities, which consisted of a senior loan with a syndicate of banks and a subordinated credit facility with a financial institution, was refinanced in September 1996 with the proceeds of a $39 million senior credit facility and $5.5 million capital contribution by the Company. The senior credit facility accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .875% through September 1997 and 1% thereafter (6.94% at December 31, 1997). Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through September 2000. The senior credit facility also provides for a $3.3 million letter of credit to secure the project's obligations to pay debt service. An extraordinary loss of $1.2 million was recorded in the fiscal year ended June 30, 1997 related to the write-off of unamortized deferred financing costs from the original senior loan and subordinated credit facility. This extraordinary loss is shown net of a tax benefit of $470,000 in the accompanying consolidated statements of operations.

ROXBORO AND SOUTHPORT FACILITIES:

         The project debt agreement for the Roxboro and Southport Facilities was amended in September 1996, resulting in an $18.4 million increase in the amount of outstanding indebtedness. The revised senior credit facility accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .875% through September 1997, 1% thereafter through September 2001 and 1.125% thereafter (6.94% at December 31, 1997). Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through June 2002. The senior credit facility also provides for a $6.5 million letter of credit to secure the project's obligations to pay debt service. Cogentrix Energy, Inc. has indemnified the lenders of the senior credit facility for any cash deficits the Roxboro and Southport Facilities could experience as a result of incurring certain costs, subject to a cap of $11.3 million.

INTEREST RATE PROTECTION AGREEMENTS:

         The Company has entered into interest rate cap, interest rate collar and interest rate swap agreements (Note 12) to manage its interest rate risk on its variable-rate project financing debt. The notional amounts of debt covered by these agreements as of December 31, 1997 and June 30, 1997 are $259,191,000 and $391,371,000, respectively. The agreements effectively change the interest rate on the portion of debt covered by the notional amounts from a weighted average variable rate of 7.06% to a weighted average effective rate of 7.29% at December 31, 1997. These agreements expire at various dates through July 2006.

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

CORPORATE CREDIT FACILITY:

         In May 1997, the Company entered into a credit agreement with Australia and New Zealand Banking Group Limited, as Agent, which provides for a $50,000,000 revolving credit facility with an initial term of three years (the "Corporate Credit Facility"). The Corporate Credit Facility allows for direct advances or the issuance of letters of credit. The outstanding balance at the end of the three-year term (May 2000) is payable over two years in four equal semiannual repayments of direct advances or collateralization of letters of credit. Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating on the Company's Senior Notes. Commitment fees related to the Corporate Credit Facility are currently 30 basis points per annum, payable each quarter on the outstanding unused portion of the Corporate Credit Facility. As of December 31, 1997, the Company had no borrowings or letters of credit outstanding.

         The project financing debt is substantially non-recourse to the Company (as parent). The project financing agreements of the Company's subsidiaries, the Indenture for the Senior Notes and the Corporate Credit Facility agreement contain certain covenants which, among other things, place limitations on the payment of dividends, limit additional indebtedness, and restrict the sale of assets. The project financing agreements also require certain cash to be held with a trustee as security for future debt service payments. In addition, the Facilities, as well as the long-term contracts which support them, are pledged as collateral for the Company's obligations under the project financing agreements.

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

         The Company's ability to pay dividends to its shareholders is restricted by certain covenants of the Indenture for the Senior Notes and the Corporate Credit Facility agreement. These covenants did not restrict the Company's ability to declare a $2.1 million dividend to the Company's shareholders for the six-month period ended December 31, 1997.

         Future maturities of long-term debt at December 31, 1997, net of unamortized issue discounts on commercial paper notes and excluding the unamortized balance of the deferred gain on the Senior Notes hedge transaction, are as follows (dollars in thousands):

                              YEAR ENDED
                             DECEMBER 31,
                            --------------
                                 1998            $ 74,680
                                 1999              78,823
                                 2000              81,442
                                 2001              79,099
                                 2002              61,417
                              Thereafter          292,244
                                                 --------
                                                 $667,705
                                                 ========

         Cash paid for interest on the Company's long-term debt amounted to $29,249,000, $54,458,000, $58,253,000 and $58,952,000 for the six-month period ended December 31, 1997 and the years ended June 30, 1997, 1996 and 1995, respectively.

7. INCOME TAXES

         The provision (benefit) for income taxes for the six-month period ended December 31, 1997 and the years ended June 30, 1997, 1996 and 1995 consists of the following (dollars in thousands):

                                                        SIX-MONTH
                                                       PERIOD ENDED          YEAR ENDED JUNE 30,
                                                         DECEMBER     ---------------------------------
                                                         31, 1997       1997         1996        1995
                                                         --------     --------     --------    --------
            Current
                 Federal                                 $  1,047     $  9,025     $  6,893    $  5,264
                 State                                      1,340          978          499         355
                                                         --------     --------     --------    --------
                                                            2,387       10,003        7,392       5,619
                                                         --------     --------     --------    --------

            Deferred
                 Federal                                    4,917      (23,085)       6,406       6,191
                 State                                       (289)      (4,500)       2,163       1,527
                                                         --------     --------     --------    --------
                                                            4,628      (27,585)       8,569       7,718
                                                         --------     --------     --------    --------
                                                         $  7,015     $(17,582)    $ 15,961    $ 13,337
                                                         ========     ========     ========    ========

            Statements of Operations Captions
                 Tax effect of extraordinary loss        $   (956)    $   (470)    $      0    $      0
                 Provision (benefit) for income taxes       7,971      (17,112)      15,961      13,337
                                                         --------     --------     --------    --------
                                                         $  7,015     $(17,582)    $ 15,961    $ 13,337
                                                         ========     ========     ========    ========

         Reconciliations between the federal statutory income tax rate and the Company's effective income tax rate are as follows:

                                                       SIX-MONTH
                                                      PERIOD ENDED         YEAR ENDED JUNE 30,
                                                        DECEMBER        -------------------------
                                                        31, 1997         1997      1996     1995
                                                      ------------       ----      ----     ----
          Federal statutory tax rate                      35.0%         (35.0)%    35.0%    35.0%
          State income taxes, net of loss
              carryforwards and federal tax impact         3.3           (5.0)      4.6      4.2
          Other                                            1.3            1.7        .5      (.6)
                                                          ----          -----      ----     ----

          Effective tax rate                              39.6%         (38.3)%    40.1%    38.6%
                                                          ====          =====      ====     ====

         The net current and noncurrent components of deferred income taxes reflected in the accompanying consolidated balance sheets as of December 31, 1997, June 30, 1997 and June 30, 1996 are as follows (dollars in thousands):

                                                               DECEMBER           JUNE           JUNE
                                                               31, 1997         30, 1997       30, 1996
                                                               --------         --------       --------
            Net current deferred tax (asset) liability         $ (1,615)        $ (3,460)      $    228
            Net noncurrent deferred tax liability                25,872           23,074         46,971
                                                               --------         --------       --------
            Net deferred tax liability                         $ 24,257         $ 19,614       $ 47,199
                                                               ========         ========       ========

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of December 31, 1997, June 30, 1997 and June 30, 1996 are as follows (dollars in thousands):

                                                                       DECEMBER      JUNE        JUNE
                                                                       31, 1997    30, 1997    30, 1996
                                                                       --------    --------    --------
      Deferred tax liabilities:
           Depreciation/amortization and book/tax basis differences    $ 60,072    $ 60,575    $ 86,246
           Book/tax timing differences on joint venture interest         11,727       8,528       8,656
           Other                                                          5,323       5,592       6,554
                                                                       --------    --------    --------
                                                                         77,122      74,695     101,456
                                                                       --------    --------    --------

      Deferred tax assets:
           Depreciation/amortization and book/tax basis differences      11,626      10,873       6,697
           Operating loss carryforwards                                   2,726       2,194      16,762
           Accrued expenses not currently deductible                      7,066       8,721       3,005
           Investment tax credit carryforwards                            2,291         749       5,127
           Alternative minimum tax credit carryforwards                  23,537      25,537      17,227
           Other                                                          5,619       7,007       5,439
                                                                       --------    --------    --------
                                                                         52,865      55,081      54,257
                                                                       --------    --------    --------

           Net deferred tax liability                                  $ 24,257    $ 19,614    $ 47,199
                                                                       ========    ========    ========

         At December 31, 1997, the Company had federal investment tax carryforwards of approximately $1,086,000 expiring 2002 and $1,205,000 expiring in 2006 and alternative minimum tax credit carryforwards of approximately $23,537,000 with no expiration date available to reduce its future federal income tax liabilities.

         Cash paid for income taxes amounted to $4,142,000, $8,271,000, $7,023,000 and $4,664,000 for the six-month period ended December 31, 1997 and the years ended June 30, 1997, 1996 and 1995, respectively.

8. LEASE COMMITMENTS

         The Company leases an office building and land from Equipment Leasing Partners ("ELP"), a partnership formed by several of the Company's shareholders, with remaining initial lease terms of 7 years and 50 years, respectively. The Company also leases certain equipment from ELP used to transport and handle coal and ash at certain Facilities. Future minimum lease payments under the agreements with ELP and agreements with other equipment providers at December 31, 1997 are as follows (dollars in thousands):

                                                          OTHER
                       YEAR ENDED                       EQUIPMENT
                      DECEMBER 31,           ELP        PROVIDERS       TOTAL
                     --------------        -------     -----------     -------
                          1998             $ 1,633        $ 411        $ 2,044
                          1999               1,316          317          1,633
                          2000               1,275          257          1,532
                          2001               1,260           93          1,353
                          2002               1,260            0          1,260
                       Thereafter            6,073            0          6,073

9.  LOSS ON IMPAIRMENT AND COST OF REMOVAL OF COGENERATION FACILITIES

         During the fiscal year ended June 30, 1997, the Company undertook an analysis of the post-contract operating environment for all of its operating facilities in light of the dramatic market changes that are taking place in the power generation industry. The analysis included assumptions regarding future levels of operations, operating costs and market prices for equivalent generation available from other sources. As a part of this analysis, in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company assessed whether any impairment of the Company's Facilities had occurred. This assessment included comparing the projected future cash flows to be provided by these assets to the net book value of such assets. Based on this assessment, the Company determined that an impairment loss had occurred on the Elizabethtown, Lumberton, Kenansville and Ringgold Facilities. This loss on impairment of cogeneration facilities of $57.3 million represents the excess of the net book value of these cogeneration facilities over their current fair value, determined by discounting to present value projected future cash flows to be provided by such assets. The Company believes that its projections of future cash flows are based upon reasonable assumptions about the future performance of these assets. Because of the risks and uncertainties associated with any projections, there can be no assurances, however, that actual events will be consistent with the assumptions made, and future cash flows may be greater or less than those projected. The analysis also resulted in the recognition of an $8.3 million liability related to the Company's estimated cost of removal obligations under the land leases for the Elizabethtown, Lumberton and Kenansville Facilities. The total impairment loss and cost of removal of $65.6 million has been reflected in the accompanying consolidated statements of operations for the year ended June 30, 1997.

         Also in connection with the overall assessment of the post-contract operating environment for its cogeneration facilities, the Company concluded that the estimated useful lives of the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport Facilities should be adjusted to reflect the economic lives of the plants as determined by the remaining terms of their respective power purchase agreements. The annual depreciation expense for these five facilities, in aggregate, increased approximately $6.1 million per year as a result of the changes in estimated useful lives and the impairment loss recognized during the fiscal year ended June 30, 1997.

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

         Effective December 1997, the Company amended the power sales agreement on its Portsmouth Facility. This amendment provided the purchasing utility additional rights related to the dispatch of the Facility. The terms of the amended power sales agreement also eliminated Portsmouth's accrued obligation to return previously disallowed capacity payments to the purchasing utility.

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

         Construction Agreement -- In October 1995, the Company delivered to Clark a $20 million letter of credit, provided by a bank, which was collateralized with a pledge of marketable securities. This letter of credit supported certain contingent obligations of the Company under the Construction Agreement. In December 1997, the Company substantially completed construction of the Clark Facility and earned a construction fee of $4.5 million, which is included in other operating revenue in the accompanying consolidated statement of operations for the six-month period ended December 31, 1997. The $20 million letter of credit was also released to the Company at this time. Upon final completion of the Clark Facility and acceptance by the owner, the Company will earn an additional $500,000 fee. The Company will also share in 50% of the amount, if any, equal to the excess of the contract amount over the costs and expenses incurred in constructing the Clark Facility.

         Management Incentive Compensation Plans -- The Company has entered into various incentive compensation plans with certain employees which provide for compensation to the employees (during the period of employment) equal to a percentage, as determined by the board of directors, of the Company's income before income taxes or certain subsidiaries' cash flow. The Company incurred expense under these plans of $3,710,000 for the fiscal year ended June 30, 1996 and $3,950,000 for the fiscal year ended June 30, 1995. During the fiscal year ended June 30, 1997, the Company incurred $10.7 million of expenses in connection with the restructuring or termination of these incentive compensation plans. During the six-month period ended December 31, 1997, the Company incurred $1,067,000 of expense related to these incentive compensation plans.

         Employee Benefit Plans -- The Company sponsors a defined contribution 401(k) savings plan for its full-time employees. The Company matches employees' contributions to the plan up to specified limitations. Company contributions to the plan were $804,000 in the six-month period ended December 31, 1997, $1,618,000 in the fiscal year ended June 30, 1997, $1,629,000 in fiscal 1996 and $1,612,000 in fiscal 1995.

         The Company has a non-qualified Supplemental Retirement Plan agreement with certain directors and officers. Under the plan, the participants may elect to have up to 35% of their compensation deferred. In addition, the Company will credit the participant's deferral account, up to specified limitations, with an amount equal to the participant deferral. The participants' account balances are distributable upon termination of employment or death. The Company purchases insurance on the participants' lives (cash surrender value of $2,685,000 at December 31, 1997) which is used to fully fund the liability under the plan on an annual basis. The Company is owner and beneficiary of the policies.

         Guarantees -- In connection with its substantially non-recourse project financings and certain other subsidiary contracts, the Company and its subsidiary, Cogentrix, Inc. have expressly undertaken certain limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments include guarantees by Cogentrix, Inc. of a certain subsidiary's obligation capped at $1.5 million and certain subsidiaries' performance under their contracts with one Utility. In addition, Cogentrix Energy, Inc. has indemnified the project lenders of certain subsidiaries for any cash deficits such subsidiaries could experience as a result of incurring certain costs, subject to an aggregate cap of $51.9 million, which includes the impact of the JRCC refinancing in February 1998 (see Note 14).

         Pending Claims and Litigation -- Effective September 1996, the Company amended the power sales agreements on its Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities. Under the amended terms of these power sales agreements, the purchasing utility has exercised its right of economic dispatch resulting in significant reductions in fuel requirements at each of these facilities. In response to this reduction in fuel requirements, one of the coal suppliers for these facilities initiated an arbitration proceeding and another filed a civil action against certain subsidiaries of the Company. The arbitration proceeding was completed in October, 1997, with the arbitration panel denying any recovery to the coal supplier. The coal supplier subsequently challenged the arbitration panel's ruling. Management believes that the coal supplier's claims provide no basis by which a court could vacate an arbitration ruling. With respect to the civil action filed by the other coal supplier, management believes that there is no basis for certain claims and there are meritorious defenses as to the remainder. The Company intends to vigorously defend the pending civil action.

         Effective December 1997, the Company amended the power sales agreement on its Portsmouth facility. Under the amended terms, the purchasing utility has exercised its right of economic dispatch which has led to significant reductions in that facility's fuel requirements. In response to the reduced fuel requirements, the coal supplier for the Portsmouth facility has filed a civil action against a subsidiary of the Company. Management believes that there is no basis for certain claims of the coal supplier and there are meritorious defenses as to the remainder. The Company intends to vigorously defend the pending civil action.

         The Company has established reserves which management believes to be adequate to cover any costs resulting from these matters. Management believes that the resolution of these disputes will not have a material adverse impact on the Company's consolidated financial position or results of operations.

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

         Funds held by the Trustees were $42,170,000 at December 31, 1997, $49,187,000 at June 30, 1997,and $59,287,000 at June 30, 1996. Debt service account balances are reflected as restricted cash, whereas all other accounts are classified as cash and cash equivalents in the accompanying consolidated balance sheets.

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

         The carrying values reflected in the accompanying consolidated balance sheets at December 31, 1997, June 30, 1997, and June 30, 1996 approximate the fair values for cash and cash equivalents and variable-rate long-term debt. Investments in debt securities and certificates of deposit included in restricted cash, marketable securities and restricted investments are also reported at fair market value, which approximates cost, at December 31, 1997, June 30, 1997, and June 30, 1996 (Note 3). The fair value of the Company's fixed-rate borrowings at December 31, 1997 is $8,376,000 greater than the historical carrying value of $225,761,000. At June 30, 1997, the fair value of the Company's fixed-rate borrowings was $1,759,000 lower than the historical carrying value of $226,409,000, and at June 30, 1996, the fair value of the Company's fixed-rate borrowings was $3,631,000 lower than the historical carrying value of $238,018,000. In making such calculations, the Company utilized credit reviews, quoted market prices and discounted cash flow analyses, as appropriate.

         The Company is exposed to credit-related losses in the event of non-performance by counterparties to the Company's interest rate protection agreements (Note 6). The Company does not obtain collateral or other security to support such agreements but continually monitors its positions with, and the credit quality of, the counterparties to such agreements. As of December 31, 1997, the gross unrealized loss on the interest rate protection agreements was $2,670,000. As of June 30, 1997, the gross unrealized gains and losses on the Company's interest rate protection agreements were $3,130,000 and $2,102,000, respectively, resulting in an estimated net unrealized gain of $1,028,000, and as of June 30, 1996, the gross unrealized gains and losses on the Company's interest rate protection agreements were $4,984,000 and $4,185,000, respectively, resulting in an estimated net unrealized gain of $799,000.

13. RELATED PARTY TRANSACTIONS

         The Company has notes receivable and advances due from shareholders and an affiliated entity of approximately $118,000, $450,000 and $678,000 as of December 31, 1997, June 30, 1997 and June 30, 1996, respectively. The notes receivable bear interest at various rates, all of which are in excess of the prime rate in effect from time to time, and have specified repayment terms. These notes have been classified as other assets in the accompanying consolidated balance sheets.

         The Company leases certain equipment, its principal executive office building and land from an affiliated entity. Payments by the Company under these lease agreements were approximately $869,000, $1,968,000, $2,041,000, and $2,158,000 for the six-month period ended December 31, 1997 and the years ended June 30, 1997, 1996 and 1995, respectively.

         In September 1991, the Company entered into a consulting agreement with a shareholder, director and former executive officer to provide consulting services related to general business matters. The agreement provided for monthly payments of $12,500 through December 1995 and monthly payments of $8,333 thereafter through December 1996. In addition, the shareholder was a participant in management incentive compensation plans (Note 10) while employed as an executive officer of the Company and continues to receive incentive compensation annually pursuant to such plans equal to a percentage of net cash flow, as defined, of certain subsidiaries. Total compensation to the shareholder under the consulting agreement and incentive compensation plans was approximately $100,000, $374,000, $442,000, and $510,000 for the six-month period ended
December 31, 1997 and the years ended June 30, 1997, 1996 and 1995, respectively.

         Three shareholders, who are also employees of the Company, terminated their participation in certain management incentive compensation plans during the fiscal year ended June 30, 1997 (Note 10). The Company recognized $3.5 million of expense related to the termination of the shareholders' participation in these plans.

14. SUBSEQUENT EVENTS

Cogentrix of Pennsylvania, Inc.

         In January 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate the Ringgold Facility's power purchase agreement. This termination agreement was the result of a request for proposals to buy-back or restructure power sales agreements issued to all operating IPP projects in Penelec's territory in April 1997. The termination agreement with Penelec provides for a payment to the Company of approximately $25 million which will be sufficient to retire all of Cogentrix of Pennsylvania, Inc.'s ("CPA") outstanding project debt. The buy-back of the power purchase agreement is subject to the issuance of an order by the Pennsylvania Public Utility Commission granting Penelec the authority to fully recover from its customers the consideration paid to CPA under the buyout agreement. Management does not expect this event to have an adverse impact on the Company's consolidated results of operations or financial position.

James River Cogeneration Company

         Effective February 1998, James River Cogeneration Company ("James River"), a joint venture owned 50% by the Company, which owns a cogeneration facility located in Hopewell, Virginia (the "Hopewell Facility"), amended its power sales agreement with Virginia Power to provide Virginia Power additional rights related to the dispatch of the Hopewell

Facility. In connection with the amendment of the power sales agreement, the Company amended the terms of the existing project debt on the Hopewell Facility.

         The amended terms of the Hopewell project debt resulted in an extension of the final maturity of the note payable by six months to December 31, 2002 and increased outstanding borrowings $34.6 million, the proceeds of which (net of transaction costs) were paid as a distribution to the James River partners. The amended note payable accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of .875% through February 1998 and 1.00% thereafter. The amended note payable also provides for a $5 million letter of credit to secure the project's obligation to pay debt service. Cogentrix Energy, Inc. has indemnified the lenders of the note payable for any cash deficits the Hopewell Facility could experience as a result of incurring certain costs, subject to a cap of $10.6 million. An extraordinary loss of $2.4 million will be recorded in the first quarter of 1998 related to the write-off of unamortized deferred financing costs from the original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

         The pro forma future maturities of long-term debt as of December 31, 1997, excluding unamortized issue discounts on commercial paper notes and the unamortized balance of the deferred gain on the Senior Notes hedge transaction and taking into account the amended project debt agreement for the Hopewell Facility, are as follows (dollars in thousands):

                                 YEAR ENDED
                                DECEMBER 31,
                               --------------
                                    1998                    $   78,261
                                    1999                        85,625
                                    2000                        87,663
                                    2001                        84,578
                                    2002                        73,553
                                 Thereafter                    292,608
                                                             ---------
                                                             $ 702,288
                                                             =========

Whitewater and Cottage Grove Transaction

         In March 1998, the Company acquired from LS Power Corporation an approximate 74% ownership interest in two power generation facilities in Whitewater, Wisconsin (the "Whitewater Facility") and in Cottage Grove, Minnesota (the "Cottage Grove Facility"). Each of the Cottage Grove and Whitewater Facilities are 245 megawatt gas-fired, combined-cycle cogeneration facilities. Commercial operations of the facilities commenced in the last half of calendar 1997. The Cottage Grove Facility sells capacity and energy to Northern States Power Company under a 30-year power sales contract terminating in 2027. The Whitewater Facility sells capacity and energy to Wisconsin Electric Power Company under a 25-year power sales contract terminating in 2022. The aggregate acquisition price for the equity interest in the Cottage Grove and Whitewater Facilities was $158.0 million. In addition, the Company pre-funded a $16.7 million distribution to the previous owners. This distribution represented unused construction contingency and cash flows that were accumulated by the Cottage Grove and Whitewater Facilities prior to January 1, 1998. Cogentrix Energy, Inc. will be entitled to a distribution of the $16.7 million in calendar 1998. The purchase price was funded with proceeds of the Corporate Credit Facility and corporate cash balances.

Bechtel Asset Acquisition

         In March 1998, the Company signed an agreement with Bechtel Generating Company, Inc. to acquire an ownership interest in 12 electric generating facilities, comprising a net equity interest of approximately 360 megawatts, and one interstate natural gas pipeline in the United States (the "Bechtel Asset Acquisition"). The closing of the Bechtel Asset Acquisition, which is subject to customary conditions including the obtaining of certain consents and regulatory approvals, is currently expected to occur in calendar 1998. Management anticipates accounting for these investments under the equity method.

         In connection with the Bechtel Asset Acquisition, the Company plans to issue up to $250 million of senior notes in a Rule 144A offering with a covenant to register exchange notes with the U.S. Securities and Exchange Commission. These senior notes will be unsecured and will rank pari passu with the Company's $100 million of outstanding Senior Notes due 2004. The proceeds will be used by the Company to finance the Bechtel Asset Acquisition and to repay the outstanding borrowings under the Corporate Credit Facility. In connection with this anticipated debt offering, the Company executed an interest rate agreement in March 1998 covering a notional amount of $237 million for a period of four months to hedge against fluctuations in interest rates prior to the completion of the debt offering.

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.

                     CONDENSED BALANCE SHEETS OF REGISTRANT

                             (DOLLARS IN THOUSANDS)

                                                                          DECEMBER      JUNE        JUNE
                                                                          31, 1997    30, 1997    30, 1996
                                                                          --------    --------    --------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $  8,264    $ 10,028    $  9,268
  Restricted cash                                                            2,411       1,688       1,716
  Accounts receivable                                                        1,343       6,161       4,029
  Accounts receivable from affiliates                                        9,038       8,671       5,460
  Restricted investments                                                         0      20,000           0
  Other current assets                                                         143         309         405
                                                                          --------    --------    --------
    Total current assets                                                    21,199      46,857      20,878
                                                                          --------    --------    --------

INVESTMENT IN SUBSIDIARIES (ON THE EQUITY METHOD)                          154,321     154,016     179,361
                                                                          --------    --------    --------

EQUIPMENT, net of accumulated depreciation of $2,971, $2,748
    and $2,287, respectively                                                   918       1,038       1,213
                                                                          --------    --------    --------

OTHER ASSETS:
  Restricted investments                                                       250           0      20,000
  Income tax benefit                                                        49,765      46,048      36,002
  Deferred financing costs, net of accumulated amortization of $1,200,
    $1,027 and $713, respectively                                            2,086       2,260       2,398
  Notes receivable from affiliates                                           7,126         921       1,001
  Other                                                                      4,316       3,797       1,619
                                                                          --------    --------    --------
    Total other assets                                                      63,543      53,026      61,020
                                                                          --------    --------    --------

Total Assets                                                              $239,981    $254,937    $262,472
                                                                          ========    ========    ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $  2,472    $  8,808    $  4,298
  Accounts payable to affiliate                                              1,857       1,858          50
  Accrued liabilities                                                       15,513      20,543      14,078
  Accrued dividends                                                          2,140       5,000       4,759
                                                                          --------    --------    --------
    Total current liabilities                                               21,982      36,209      23,185
                                                                          --------    --------    --------

LONG-TERM LIABILITIES:
  Notes payable to affiliates                                               44,405      54,675      46,176
  Long-term debt                                                           102,087     102,300     102,728
  Other                                                                     13,235      12,044       7,373
                                                                          --------    --------    --------
    Total long-term liabilities                                            159,727     169,019     156,277
                                                                          --------    --------    --------
      Total liabilities                                                    181,709     205,228     179,462
                                                                          --------    --------    --------

SHAREHOLDERS' EQUITY:
  Common stock                                                                 130         130         130
  Accumulated earnings                                                      58,142      49,579      82,880
                                                                          --------    --------    --------
    Total shareholders' equity                                              58,272      49,709      83,010
                                                                          --------    --------    --------

Total Liabilities and Shareholders' Equity                                $239,981    $254,937    $262,472
                                                                          ========    ========    ========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.

                CONDENSED STATEMENTS OF OPERATIONS OF REGISTRANT

                             (DOLLARS IN THOUSANDS)


                                                     SIX-MONTH
                                                    PERIOD ENDED           YEAR ENDED JUNE 30,
                                                      DECEMBER     ----------------------------------
                                                      31, 1997       1997         1996         1995
                                                    ------------   --------     --------     --------
INCOME:
  Development and construction management fees        $  4,649     $  1,275     $      0     $    197
  Operating management fees                              8,501       20,239       10,549        9,576
                                                      --------     --------     --------     --------

    Total income                                        13,150       21,514       10,549        9,773
                                                      --------     --------     --------     --------

OPERATING EXPENSES:
  General, administrative and development expenses      17,948       38,381       25,123       27,180
  Depreciation and amortization                            639        1,253        1,302        1,221
                                                      --------     --------     --------     --------

    Total operating expenses                            18,587       39,634       26,425       28,401
                                                      --------     --------     --------     --------

OPERATING LOSS                                          (5,437)     (18,120)     (15,876)     (18,628)
                                                      --------     --------     --------     --------

OTHER INCOME (EXPENSE):
  Interest expense                                      (4,655)     (10,634)      (8,735)      (7,723)
  Investment and other income                              705        2,523        1,736          690
                                                      --------     --------     --------     --------

    Total other expense                                 (3,950)      (8,111)      (6,999)      (7,033)
                                                      --------     --------     --------     --------

LOSS BEFORE INCOME TAXES                                (9,387)     (26,231)     (22,875)     (25,661)

INCOME TAX BENEFIT                                       3,718       10,047        9,173        9,906

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES               16,372      (12,117)      37,497       36,928
                                                      --------     --------     --------     --------

NET INCOME (LOSS)                                     $ 10,703     $(28,301)    $ 23,795     $ 21,173
                                                      ========     ========     ========     ========






              The accompanying notes are an integral part of these
                        condensed financial statements.

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.

                CONDENSED STATEMENTS OF CASH FLOWS OF REGISTRANT

                             (DOLLARS IN THOUSANDS)



                                                              SIX-MONTH
                                                             PERIOD ENDED           YEAR ENDED JUNE 30,
                                                               DECEMBER     ----------------------------------
                                                               31, 1997       1997         1996         1995
                                                             ------------   --------     --------     --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                    $(15,188)    $(17,692)    $    (23)    $(24,462)
                                                               --------     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted investments                  19,750            0      (20,000)           0
  Property, plant and equipment additions                          (102)        (286)        (232)        (532)
  Investments in subsidiaries, net                               16,067       13,228        7,422       31,178
                                                               --------     --------     --------     --------
  Net cash flows provided by (used in) investing activities      35,715       12,942      (12,810)      30,646
                                                               --------     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to affiliate                        8,230       10,944       18,500            0
  Decrease (increase) in restricted cash                           (723)          28          660         (681)
  Decrease (increase) in notes receivable from affiliates        (6,205)          80            0            0
  Increase in deferred financing costs                              (93)        (176)           0          (93)
  Repayment of long-term notes payable to affiliates            (18,500)        (607)      (3,560)      (1,500)
  Dividends paid                                                 (5,000)      (4,759)      (4,235)      (3,328)
                                                               --------     --------     --------     --------
  Net cash flows provided by (used in) financing activities     (22,291)       5,510       11,365       (5,602)
                                                               --------     --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               (1,764)         760       (1,468)         582

CASH AND CASH EQUIVALENTS, beginning of period                   10,028        9,268       10,736       10,154
                                                               --------     --------     --------     --------

CASH AND CASH EQUIVALENTS, end of period                       $  8,264     $ 10,028     $  9,268     $ 10,736
                                                               ========     ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION -- CASH DIVIDENDS RECEIVED                       $ 41,619     $ 56,614     $ 44,548     $ 37,952
                                                               ========     ========     ========     ========






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

         Income Taxes -- The benefit for income taxes has been computed based on the Company's consolidated effective income tax rate.

         Change of Fiscal Year -- Effective January 1, 1998, Cogentrix Energy, Inc. changed its fiscal year to commence on January 1 and conclude on December 31 of each year. Cogentrix Energy, Inc.'s fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year.

         Reclassification -- Certain amounts included in the condensed financial statements for the fiscal years ended June 30, 1997, 1996 and 1995 have been reclassified from their original presentation to conform with the presentation for the six-month period ended December 31, 1997.

2. LONG-TERM DEBT

Senior Notes

         On March 15, 1994, Cogentrix Energy, Inc. issued $100 million of registered, unsecured senior notes due 2004 (the "Senior Notes") in a public debt offering. The Senior Notes were priced at par to yield 8.10%. In February 1994, the Company entered into a forward sale of ten-year U.S. Treasury Notes in order to protect against a possible increase in the general level of interest rates prior to the completion of the Senior Notes offering. This hedge transaction resulted in the recognition of a gain which has been deferred and included as part of the Senior Notes on the accompanying condensed balance sheets. This deferred gain will be recognized over the term of the Senior Notes, reducing the effective rate of interest on the Senior Notes to 7.5%. The Senior Notes require annual sinking fund payments beginning in March 2001.

         Future maturities of long-term debt at December 31, 1997, excluding the unamortized balance of the deferred hedge gain, are as follows (dollars in thousands):

                           YEAR ENDED
                          DECEMBER 31,
                         --------------
                              1998                $      0
                              1999                       0
                              2000                       0
                              2001                  20,000
                              2002                  20,000
                           Thereafter               60,000
                                                  --------
                                                  $100,000
                                                  ========

Corporate Credit Facility

         In May 1997, Cogentrix Energy, Inc. entered into a credit agreement with Australia and New Zealand Banking Group Limited, as Agent, which provides for a $50,000,000 revolving credit facility (the "Corporate Credit Facility") with an initial term of three years (the "Revolving Term"). The Corporate Credit Facility provides for one-year extensions of the Revolving Term, subject to lender consent. The Corporate Credit Facility allows for direct advances or the issuance of letters of credit. The outstanding balance at the end of the Revolving Term is payable over two years in four equal semiannual repayments of direct advances or collateralization of letters of credit. Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating on the Senior Notes. Commitment fees related to the Corporate Credit Facility are currently 30 basis points per annum, payable each quarter on the outstanding unused portion of the Corporate Credit Facility. As of December 31, 1997, Cogentrix Energy, Inc. had no borrowings or letters of credit outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as set forth below.

NAME                       AGE     POSITION
----                       ---     --------
George T. Lewis, Jr.       70      Chairman of the Board and Director
David J. Lewis             41      Vice Chairman, Chief Executive Officer and Director
Mark F. Miller             43      President, Chief Operating Officer and Director
Betty G. Lewis             68      Director
James E. Lewis             34      Executive Vice President and Director
Robert W. Lewis            44      Director
Dennis W. Alexander        51      Group Senior Vice President, General Counsel, Secretary and Director
W. E. Bill Garrett         67      Director
John A. Tillinghast        70      Director
James R. Pagano            38      Group Senior Vice President -- Chief Financial Officer
B. Yamin Afshar            54      Senior Vice President - Marketing and Development
Kartar B. Singh            57      Senior Vice President -- Estimating and Cost Scheduling

         GEORGE T. LEWIS, JR., the founder of Cogentrix, has been Chairman of the Board and a Director of the Company since its formation in 1993 and Chief Executive Officer of the Company from December 1993 to August 1995, prior to which he was Chief Executive Officer and a Director of Cogentrix from 1983 to 1993, Chairman of the Board of Cogentrix since 1990 and President of Cogentrix from 1983 to 1989. Mr. Lewis previously served for over 18 years with Chas T. Main, Inc. ("Main"), an engineering firm headquartered in Boston. In 1971, he became a Senior Vice President responsible for that company's work with the utility industry. From 1978 through 1980, he headed Main's Southern District office located in Charlotte, North Carolina and directed Main's involvement in the area of coal-fired industrial power plants. In 1980, Mr. Lewis was promoted to Group Vice President and director and returned to Boston to assume responsibility for all corporate marketing and sales. In this capacity, he became convinced that cogeneration projects would become an emerging market and left Main to form Cogentrix.

         DAVID J. LEWIS has been a Director of the Company since its formation and was appointed Vice Chairman of the Board and Chief Executive Officer in August 1995. Prior to August 1995, Mr. Lewis was Executive Vice President --Marketing and Development, Chief Executive Officer -- Elect since June 1994, Group Senior Vice President -- Marketing and Development with Cogentrix since September 1993 and a Director of Cogentrix since 1988. From 1989 until September 1993, he was Senior Vice President -- CGX Environmental Systems and President and Chief Operating Officer -- CGX Environmental Systems Division of Cogentrix. From 1987 to 1989, he was Vice President -- Administration of Cogentrix, from 1986 to 1987, he was Resident Construction Manager and from 1985 to 1986, he was Assistant Construction Manager. Prior to joining Cogentrix in 1985, he was Operations Manager with Bartex Corporation, an export management company headquartered in Portland, Oregon. David Lewis is a son of George T. Lewis, Jr. and Betty G. Lewis.

         MARK F. MILLER was appointed President, Chief Operating Officer and a Director of the Company in May 1997. Prior to joining the Company, Mr. Miller was Vice President for Northrop Grumman in Bethpage, New York. He joined Northrop Grumman in 1982 and held successive positions in the material, law and contracts departments before being named Vice President, Contracts and Pricing at Northrop's B-2 Division in 1991. In 1993, he became Vice President Business Management at the B-2 Division. In 1994, Northrop acquired the Grumman Corporation and Mr. Miller was named Vice President-Business Management for the newly formed Electronics and Systems Integration Division, a position he held until his move to Cogentrix. From 1980 to 1982, he was an Associate with the law firm of Dolack, Hansler.

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

         W. E. BILL GARRETT has been a Director of the Company since its formation and became a Director of Cogentrix in September 1993. Mr. Garrett served on the staff of the National Geographic Society for 36 years -- the last 10 as Editor-in-Chief of the magazine. As a member of the Board of Trustees of the National Geographic Society and its Research and Exploration Committee, he was instrumental in the Society's emergence as the world's largest educational and scientific institution. He resigned in 1990 and became the President of the La Ruta Maya Conservation Foundation, which is involved in cultural and conservation work with the Maya Indians. Mexico, Guatemala and Italy have honored him with prestigious awards for his work in the region. Mr. Garrett currently serves on the boards of the National Capital Bicentennial Celebration, the American Land Conservancy, and Partners for Livable Communities.

         JOHN A. TILLINGHAST was elected a Director of the Company on March 19, 1998, filling a position left vacant since the death of former board member T. Louis Austin, Jr. last year. Mr. Tillinghast has served since 1994 as President, Chairman and CEO of Great Bay Power Corporation, a public utility in Dover, New Hampshire. He also has served since 1997 as the President, Chairman and CEO of BayCorp Holdings, Ltd., the holding company for Great Bay Power Corporation. After graduating from Columbia University in 1949 with BS and MS degrees in mechanical engineering, Mr. Tillinghast began a 30-year career with American Electric Power Company, rising through the engineering ranks to become Vice Chairman of the Board in charge of engineering and construction. Prior to his current position at Great Bay Power Corporation, he served as Chairman of the Energy Engineering Board of the National Academy of Sciences, Director of the Edison Electric Institute and is a Fellow of the American Society of Mechanical Engineers. Mr. Tillinghast is registered as a professional engineer in nine states and holds two U.S. and seven foreign patents.

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

         B. YAMIN AFSHAR was appointed Senior Vice President - Marketing and Development of the Company in September 1997, prior to which he was Senior Vice President -- International Development since joining the Company in 1994. Mr. Afshar is responsible for identifying and managing the development of independent power opportunities for the Company. Prior to joining the Company, Mr. Afshar was employed by Parsons Main International, Inc. for more than 20 years. His experience includes extensive work in Asia, Latin America and the Middle East, developing and successfully negotiating contracts with suppliers and contractors relating to power projects abroad.

         KARTAR B. SINGH has been Senior Vice President -- Estimating and Cost Scheduling of the Company since its formation, prior to which he held the same position of Cogentrix since 1988 and also the positions of Assistant to President from 1987 to 1991 and Assistant to Chairman from 1991. From 1983 to 1984, he was Chief Estimator and Project Manager. From 1979 to 1983, Mr. Singh was Chief Estimator and Chief Planning and Scheduling Engineer with Main. Mr. Singh has 32 years' experience in engineering, estimating, planning and scheduling and construction in the utility and industrial sector.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information for the calendar year ended December 31, 1997 and for the two fiscal years ended June 30, 1997 concerning the annual compensation paid or accrued by the Company to or for the account of each of the following: (i) the only person who served as the chief executive officer of the Company during the calendar year ended December 31, 1997 and (ii) the four most highly compensated executive officers of the Company incumbent at December 31, 1997, other than the chief executive officer, for the year then ended (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                             ANNUAL COMPENSATION
             NAME AND                      TWELVE-MONTH           ----------------------------------------         ALL OTHER
        PRINCIPAL POSITION                 PERIOD ENDING          SALARY (1)       BONUS (2)       TOTAL        COMPENSATION(3)
        ------------------                 -------------          ----------       ---------       -----        ---------------
George T. Lewis, Jr.                     December 31, 1997         $674,086         $332,080    $1,006,166          $955,624
Chairman of the Board                      June 30, 1997            666,647          332,080       998,727           994,992
                                           June 30, 1996            649,100          381,810     1,030,910            60,960

David J. Lewis                           December 31, 1997          613,960          841,239     1,455,199           920,329
Vice Chairman and Chief Executive          June 30, 1997            565,317          695,824     1,261,141           929,829
Officer                                    June 30, 1996            351,720          359,500       711,220            45,040

James E. Lewis                           December 31, 1997          364,524          415,163       779,687           910,523
Executive Vice President                   June 30, 1997            360,347          345,124       705,471           928,883
                                           June 30, 1996            349,720          279,950       629,670            37,380

James R. Pagano                          December 31, 1997          223,532          345,033       568,565            28,412
Group Senior Vice President                June 30, 1997            194,498          180,000       374,498            28,912
and Chief Financial Officer                June 30, 1996            155,243          137,367       292,610            17,570

Dennis W. Alexander                      December 31, 1997          284,086          175,033       459,119            21,845
Group Senior Vice President                June 30, 1997            272,068           70,000       342,068            21,472
and General Counsel                        June 30, 1996            220,946          198,840       419,786            15,332


(1) Amounts listed in this column include all fees for service on the Company's board of directors.
(2) Amounts listed in this column reflect annual performance bonuses and annual distributions under the Profit-Sharing Plan and Facility Cash Flow Incentive Compensation Agreements discussed below. The amounts listed do not include the distributions made under such plan and agreements to the Named Executive Officers during any fiscal year in which such distribution was earned in the previous fiscal year.
(3) The amounts shown in this column include (i) the Company's matching contributions on behalf of the Named Executive Officers to the Company's 401(k) savings plan in which all Company employees are eligible to participate and to a non-qualified Supplemental Retirement Savings Plan in which approximately 33 employees, including all of the Named Executive Officers participate, and (ii) the payments made to David J. Lewis, James E. Lewis and George T. Lewis, Jr. related to the termination of the facility cash flow incentive compensation agreements, net of the awards each of these Named Executive Officers would have otherwise received under these plans for the fiscal year ended June 30, 1997, which amounts are included under the column heading "Bonuses."

COMPENSATION PURSUANT TO INCENTIVE COMPENSATION PLANS

Profit-Sharing Plan

         The Company has a non-qualified incentive compensation plan for the benefit of approximately 42 employees of the Company and its affiliates (the "Profit-Sharing Plan"). Under the Profit-Sharing Plan, the Company has entered into arrangements with each of its executive officers, which provide for annual cash compensation distribution awards to each participant equal to a designated percentage of the Company's adjusted net income before taxes each fiscal year plus the amount of any accrual for payments to be made under the Profit-Sharing Plan (the "Designated Percentage"), with the Designated Percentage determined annually at the discretion of the Company's Chief Executive Officer or Chief Operating Officer based on criteria they deem appropriate. No payments were made under the Profit-Sharing Plan for the fiscal year ended June 30, 1997. For the twelve-month period ended December 31, 1997, David J. Lewis earned $190,065, James E. Lewis earned $114,039, and James R. Pagano and Dennis W. Alexander each earned $95,033 under the Profit Sharing Plan, all of which was earned during the six-month period ended December 31, 1997.

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

Executive Incentive Bonus Plan

         In addition to the annual cash compensation distribution awards payable under the Profit-Sharing Plan or the Facility Cash Flow Incentive Compensation Agreement described below, certain executive officers, including David J. Lewis, James E. Lewis, Mark F. Miller, Dennis W. Alexander and James R. Pagano may receive additional incentive cash compensation awards, determined on a sliding scale, if the Company achieves certain designated net income before income tax targets for a given fiscal year. No such additional incentive cash compensation awards were earned during the fiscal year ended June 30, 1997 or during the twelve-month period ended December 31, 1997.

Facility Cash Flow Incentive Compensation Agreements

         The Company had entered into non-qualified incentive compensation agreements with three of the Named Executive Officers, David J. Lewis, James E. Lewis and George T. Lewis, Jr., each of whom is a director and a shareholder of the Company. Such agreements provided for each of these Named Executive Officers to receive through June 30, 2007, annual distributions equal to a designated percentage of the net cash flow for the fiscal year of one or both of two of the Company's facilities. In fiscal 1997, the Company terminated the facility cash flow incentive compensation agreements with these named executive officers. In connection with the termination of these plans, David J. Lewis, James E. Lewis and George T. Lewis, Jr. were paid $1,157,996, $1,119,816 and $1,247,259, respectively.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

David J. Lewis

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

George T. Lewis, Jr.

         In August 1995, the Company entered into a five-year employment and noncompetition agreement with George T. Lewis, Jr., a shareholder and Chairman of the Board. Under the terms of the agreement, Mr. Lewis is required to be fully available to the Company during customary business hours for consultations, either in person or by telephone, with respect to such of the Company's business and affairs as the Company may reasonably call on him to furnish. In addition, the restrictive covenants of the agreement substantially limit Mr. Lewis' ability to engage in consulting arrangements for other companies and prohibit his support of any company in the energy industry. Pursuant to the agreement, Mr. Lewis will receive base compensation, adjusted annually based on an inflationary index, as well as performance bonuses, the amount of which will be determined in accordance with Company policy by the Chief Executive Officer in consultation with the Chief Operating Officer. Mr. Lewis received base compensation of $646,000 for the year ended December 31, 1997.

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

Dennis W. Alexander

         When he joined the Company in January 1994, the Company entered into an employment agreement with Dennis W. Alexander to serve as Senior Vice President, General Counsel and Secretary. The Agreement also provides that Mr. Alexander shall be a member of the Board of Directors. Under the employment agreement, Mr. Alexander is entitled to a minimum base annual salary of $180,000, subject to adjustment in future years. He is also entitled to participate in the Company's Profit Sharing Plan (at a level of no less than 0.3% of net income before taxes) and Executive Incentive Bonus Plan. The employment agreement is for a one year term that renews automatically at the end of each calendar year unless the Company previously exercises its right to terminate Mr. Alexander. The Company has the right to terminate Mr. Alexander upon 30 days' written notice (with a material change in his title, authority, duties or current compensation following a change in control of the Company constituting a de facto termination by the Company). In the event the Company terminates his employment, Mr. Alexander is entitled to receive (within 30 days of his termination) a severance payment in an amount equal to his total compensation received in the prior calendar year (including any fees he received for serving as a member of the Board of Directors).

DIRECTORS' COMPENSATION AND CONSULTING AGREEMENTS

         Directors, including employee directors, receive an annual retainer of $25,000 for service on the board of directors. In addition, for each meeting attended, each director receives a fee of $1,000. During the year ended December 31, 1997, there were five meetings of the Company's board of directors.

         The Company has entered into a consulting agreement with Mr. Garrett that provides for payment to him of $15,000 annually for consulting services to be rendered to the Company.

         While he was employed as an executive officer, Cogentrix entered into a non-qualified incentive compensation agreement with Robert W. Lewis similar to the agreements described above under "Facility Cash Flow Incentive Compensation Agreements" providing for him to receive incentive compensation annually equal to a designated percentage of the net cash flow for the fiscal year of two of the Company's facilities. The Company's obligation to make such annual payments to him continues through June 30, 2007. The Company has agreed to pay him an annual minimum payment of $200,000 regardless of whether his actual annual distribution would yield such amount. Robert W. Lewis must repay to the Company, on or before January 31, 2008, an amount equal to the aggregate amount of minimum payments made in excess of the actual annual distributions which he was entitled to receive. The actual amount of the distribution Mr. Lewis received pursuant to his facility cash flow compensation agreement for the six-month period ended December 31, 1997 was $100,000.

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

                                       NUMBER OF             PERCENTAGE
         NAME                           SHARES               OWNERSHIP
         ----                           ------               ---------
         George T. Lewis, Jr.(1)        73,320                   26%
         John C. Fennebresque(2)        73,320                   26
         Betty G. Lewis                 73,320                   26
         David J. Lewis                 45,120                   16
         James E. Lewis                 45,120                   16
         Robert W. Lewis                45,120                   16

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

LEASES AND REAL PROPERTY TRANSACTIONS

         Equipment Leasing Partners ("ELP"), a North Carolina general partnership consisting of four of the Company's shareholders, George T. Lewis, Jr., David J. Lewis, James E. Lewis and Robert W. Lewis, owns and leases certain equipment to the Company's project subsidiaries related to the operations of the plants. Each of the partners in ELP is a member of the

Company's board of directors. David J. Lewis, James E. Lewis and George T. Lewis, Jr. are also executive officers of the Company. Total rent paid by the Company to ELP under such equipment leases was $329,892 for the six-month period ended December 31, 1997, $1,021,400 for the fiscal year ended June 30, 1997, $1,112,000 for the fiscal year ended June 30, 1996 and $1,244,000 for the fiscal year ended June 30, 1995.

         ELP also owns and leases to the Company the Company's executive offices under a long term lease with an initial term expiring in 2004. Total rent paid by the Company to ELP under such lease was $398,526 for the six-month period ended December 31, 1997, $834,000 for the fiscal year ended June 30, 1997, $817,000 in the fiscal year ended June 30, 1996, and $801,000 for the fiscal year ended June 30, 1995.

         ELP leases the land on which the Company's executive offices are located under a long-term ground lease from an unrelated third party with an initial term expiring in 2047, all payments under which are guaranteed by Cogentrix. Total amounts paid by ELP under such lease were $56,000 for the six-month period ended December 31, 1997 and $112,000 for each of the years ended June 30, 1997, 1996 and 1995.

INDEBTEDNESS OF MANAGEMENT

         The Company has from time to time made loans and advances to certain shareholders, each of whom is also a director of the Company. The largest aggregate amount of indebtedness outstanding exceeding $60,000 at any time during the six-month period ended December 31, 1997 for these shareholders and the outstanding balances at December 31, 1997 were as follows:

                                          LARGEST BALANCE
                                      OUTSTANDING DURING THE
                                      SIX-MONTH PERIOD ENDED        OUTSTANDING
                                      ----------------------       BALANCE AS OF
          SHAREHOLDER/DIRECTOR           DECEMBER 31, 1997       DECEMBER 31, 1997
          --------------------           -----------------       -----------------
          George T. Lewis, Jr.                $140,000                 $28,000

         The loans to George T. Lewis, Jr. were made at interest rates equal in each case to the prime rate of certain designated banks plus one percent.

         Cogentrix has also from time to time made loans to ELP for the purpose of financing purchases of equipment. These loans were made at variable rates of interest equal to the prime rate of designated banks plus approximately two percentage points. The largest aggregate amount of indebtedness of ELP to Cogentrix outstanding during the six-month period ended December 31, 1997 was $44,000. ELP had no indebtedness to Cogentrix as of December 31, 1997.

FACILITY CASH FLOW INCENTIVE COMPENSATION AGREEMENTS

         The Company has entered into agreements with four of the beneficial owners of the Company's outstanding shares of common stock, three of whom are executive officers of the Company (the fourth being a former executive officer) and each of whom is a director, that provide for them to receive annual distributions equal to a designated percentage of the net cash flow for each fiscal year of one or both of two of the Company's facilities. During the fiscal year ended June 30, 1997, the Company terminated these agreements for the three executive officers. See "Executive Compensation --Compensation Pursuant to Incentive Compensation Plans -- Facility Cash Flow Incentive Compensation Agreements --Directors' Compensation and Consulting Agreements" herein.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements, Financial Statement Schedules and Exhibits - The following documents are filed as part of this Form 10-K.

                  (1)      Consolidated Financial Statements - See index on page
                           45.

                  (2)      Financial Statement Schedules - See index on page 45.

                  (3)      Index to Exhibits.


         Designation Of
              Exhibit              Description Of Exhibit
         -------------             ----------------------
               1.1            Form of Underwriting Agreement (1.1). (3)
               3.1            Articles of Incorporation of Cogentrix Energy,
                              Inc. (3.1). (1)
               3.2            Amended and Restated Bylaws of Cogentrix Energy,
                              Inc., as amended
               4.1            Indenture, dated as of March 15, 1994, between
                              Cogentrix Energy, Inc. and First Union National
                              Bank of North Carolina, as Trustee (4.1). (5)
               10.1           Electric Power Purchase Agreement, dated as of
                              June 13, 1984, among Cogentrix of North Carolina,
                              Inc. (then known as Cogentrix Leasing
                              Corporation), Cogentrix, Inc. (then known as
                              Cogentrix of North Carolina, Inc.) and Carolina
                              Power & Light Company, as amended (assigned to and
                              assumed by Cogentrix Eastern Carolina Corporation)
                              (Elizabethtown Facility) (10.1). (1)
               10.1(a)        Second Amendment to Electric Power Purchase
                              Agreement, dated as of August 5, 1996, between
                              Cogentrix Eastern Carolina Corporation and
                              Carolina Power & Light Company (Elizabethtown
                              Facility) (10.1(a)). (*)(13)
               10.2           Electric Power Purchase Agreement, dated as of
                              June 13, 1984, among Cogentrix of North Carolina,
                              Inc. (then known as Cogentrix Leasing
                              Corporation), Cogentrix, Inc. (then known as
                              Cogentrix of North Carolina, Inc.) and Carolina
                              Power & Light Company, as amended (assigned to and
                              assumed by Cogentrix Eastern Carolina Corporation)
                              (Lumberton Facility) (10.2). (1)
               10.2(a)        Second Amendment to Electric Power Purchase
                              Agreement, dated as of August 5, 1996, between
                              Cogentrix Eastern Carolina Corporation and
                              Carolina Power & Light Company (Lumberton
                              Facility) (10.2(a)). (*)(13)
               10.3           Electric Power Purchase Agreement, dated as of
                              June 13, 1984, among Cogentrix of North Carolina,
                              Inc. (then known as Cogentrix Leasing
                              Corporation), Cogentrix, Inc. (then known as
                              Cogentrix of North Carolina, Inc.) and Carolina
                              Power & Light Company, as amended (assigned to and
                              assumed by Cogentrix Eastern Carolina Corporation)
                              (Kenansville Facility) (10.3). (1)
               10.3(a)        Second Amendment to Electric Power Purchase
                              Agreement, dated as of August 5, 1996, between
                              Cogentrix Eastern Carolina Corporation and
                              Carolina Power & Light Company (Kenansville
                              Facility) (10.3(a)). (*)(13)
               10.4           Electric Power Purchase Agreement, dated as of
                              December 17, 1985, among Cogentrix of North
                              Carolina, Inc. (successor by merger to Cogentrix
                              Carolina Leasing Corporation), Cogentrix, Inc.
                              (then known as Cogentrix of North Carolina, Inc.)
                              and Carolina Power & Light Company, as amended
                              (Roxboro Facility) (10.4). (1)
               10.4(a)        Third Amendment to Electric Power Purchase
                              Agreement, dated as of August 5, 1996, between
                              Cogentrix of North Carolina, Inc. and Carolina
                              Power & Light Company (Roxboro Facility)
                              (10.4(a)). (*)(13)


        Designation Of
            Exhibit              Description Of Exhibit
        --------------           ----------------------
               10.5           Electric Power Purchase Agreement, dated as of
                              December 17, 1985, among Cogentrix of North
                              Carolina, Inc. (successor by merger to Cogentrix
                              Carolina Leasing Corporation), Cogentrix, Inc.
                              (then known as Cogentrix of North Carolina, Inc.)
                              and Carolina Power & Light Company, as amended
                              (Southport Facility) (10.5). (1)
               10.5(a)        Third Amendment to Electric Power Purchase
                              Agreement, dated as of August 5, 1996, between
                              Cogentrix of North Carolina, Inc. and Carolina
                              Power & Light Company (Southport Facility)
                              (10.5(a)). (*)(13)
               10.6           Power Purchase and Operating Agreement, dated as
                              of December 31, 1985, between Cogentrix of
                              Virginia, Inc. and Virginia Electric and Power
                              Company, as amended (assigned to and assumed by
                              James River Cogeneration Company) (Hopewell
                              Facility) (10.6). (1)
               10.6(a)        Amendment No. 4 to Power Purchase and Operating
                              Agreement, dated as of January 1, 1996, by and
                              between James River Cogeneration Company and
                              Virginia Electric and Power Company (Hopewell
                              Facility) (10.1). (12)
               10.6(b)        Fifth Amendment and Restatement of the Power
                              Purchase and Operating Agreement, dated January
                              28, 1998, between James River Cogeneration Company
                              and Virginia Electric and Power Company (Hopewell
                              Facility).
               10.7           Power Purchase and Operating Agreement, dated as
                              of July 21, 1986, between Cogentrix of Virginia,
                              Inc. and Virginia Electric and Power Company, as
                              amended (assigned to and assumed by Cogentrix
                              Virginia Leasing Corporation) (Portsmouth
                              Facility) (10.7). (1)
               10.7(a)        Third Amendment and Restatement of the Power
                              Purchase and Operating Agreement, dated December
                              5, 1997, between Cogentrix Virginia Leasing
                              Corporation and Virginia Electric and Power
                              Company (Portsmouth Facility).
               10.8           Power Purchase and Operating Agreement, dated as
                              of January 24, 1989, between Cogentrix of Rocky
                              Mount, Inc. and Virginia Electric and Power
                              Company, doing business in North Carolina as North
                              Carolina Power, as amended (Rocky Mount Facility)
                              (10.8). (1)
               10.9           Agreement, dated as of June 23, 1986, for the Sale
                              of Energy from the Ringgold
                              Cogeneration/Greenhouse Plant, between Xiox
                              Corporation and Pennsylvania Electric Company, as
                              amended (assigned to and assumed by Cogentrix of
                              Pennsylvania, Inc.) (Ringgold Facility) (10.9).(1)
               10.10          Power Purchase and Operating Agreement, dated as
                              of January 24, 1989, between Cogentrix of
                              Richmond, Inc. (formerly named Cogentrix of
                              Petersburg, Inc.) and Virginia Electric and Power
                              Company, as amended. (Richmond Facility, Unit I)
                              (10.10). (1)
               10.11          Power Purchase and Operating Agreement, dated as
                              of January 24, 1989, between WV Hydro, Inc. and
                              Virginia Electric and Power Company, as amended
                              (assigned to and assumed by Cogentrix of Richmond,
                              Inc.) (Richmond Facility, Unit II) (10.11). (1)
               10.12          Power Purchase Agreement, dated as of August 4,
                              1992, between Consumers Power Company and Muskegon
                              Generation, Inc., as amended (assigned to and
                              assumed by Michigan Cogeneration Partners)
                              (Michigan Facility) (10.12). (1)
               10.12(a)       Memorandum of Agreement, dated as of July 18,
                              1994, among Consumers Power Company and Michigan
                              Cogeneration Partners Limited Partnership
                              (10.12(a)). (5)
               10.13          Power Purchase and Operating Agreement, dated as
                              of July 13, 1990, between SEI Birchwood, Inc.
                              (assigned to and assumed by Birchwood Power
                              Partners, L.P.) and Virginia Electric and Power
                              Company, as amended (Birchwood Facility) (10.6).
                              (14)
               10.14          Steam Purchase Agreement, dated as of August 23,
                              1984, between Cogentrix of North Carolina, Inc.
                              (then known as Cogentrix Leasing Corporation) and
                              West Point Stevens Inc. (then known as West-Point
                              Pepperell, Inc.), as amended (assigned to and
                              assumed by Cogentrix Eastern Carolina Corporation
                              (Elizabethtown Facility) (10.13). (*)(3)



         Designation Of
             Exhibit                 Description Of Exhibit
         --------------              ----------------------
               10.15          Steam Purchase Agreement, dated as of August 23,
                              1984, between Cogentrix of North Carolina, Inc.
                              (then known as Cogentrix Leasing Corporation) and
                              West Point Stevens Inc. (then known as West-Point
                              Pepperell, Inc.), as amended (assigned to and
                              assumed by Cogentrix Eastern Carolina Corporation)
                              (Lumberton Facility) (10.14). (*)(3)
               10.16          Steam Purchase Agreement, dated as of November 30,
                              1984, between Cogentrix of North Carolina, Inc.
                              (then known as Cogentrix Leasing Corporation) and
                              Guilford Mills, Inc., as amended (assigned to and
                              assumed by Cogentrix Eastern Carolina Corporation)
                              (Kenansville Facility) (10.15). (*)(3)
               10.17          Steam Purchase Agreement, dated as of December 31,
                              1985, among Cogentrix of North Carolina, Inc.
                              (successor by merger to Cogentrix Carolina Leasing
                              Corporation) and Collins & Aikman Corporation, as
                              amended (Roxboro Facility) (10.16). (*)(3)
               10.18          Steam Purchase Agreement, dated as of December 31,
                              1985, among Cogentrix of North Carolina, Inc.
                              (successor by merger to Cogentrix Carolina Leasing
                              Corporation), Roxboro/Southport General
                              Partnership and Archer-Daniels-Midland Company (as
                              assignee of Pfizer Inc.), as amended (Southport
                              Facility) (10.17). (*)(3)
               10.19          Steam Purchase Agreement, dated as of January 31,
                              1986, between Cogentrix of Virginia, Inc. and
                              Allied-Signal Inc. (then known as Allied
                              Corporation), as amended (assigned to and assumed
                              by James River Cogeneration Company) (Hopewell
                              Facility) (10.18). (*)(3)
               10.20          Steam Purchase Agreement, dated as of December 31,
                              1985, between Cogentrix Virginia Leasing
                              Corporation and Hoechst-Celanese Corporation
                              (successor to Virginia Chemicals Inc.) (Portsmouth
                              Facility) (10.19). (*)(3)
               10.21          Steam Purchase Agreement, dated as of November 15,
                              1988, between Cogentrix of Rocky Mount, Inc. and
                              Abbott Laboratories, as amended (Rocky Mount
                              Facility) (10.20). (*)(3)
               10.22          Lease Agreement dated as of September 21, 1993
                              between Cogentrix of Pennsylvania, Inc. and
                              Keystone Village Farms, Inc., as amended (Ringgold
                              Facility) (10.21). (*)(3)
               10.23          Steam Purchase Agreement, dated as of May 18,
                              1990, between Cogentrix of Richmond, Inc. and E.I.
                              du Pont de Nemours and Company, as amended
                              (Richmond Facility) (10.22). (*)(3)
               10.24          Coal Sales Agreement, dated as of November 15,
                              1991, among Blue Crystal Sales Company, Bell
                              County Coal Corporation and Cogentrix Eastern
                              Carolina Corporation (Elizabethtown, Lumberton and
                              Kenansville Facilities) (10.23). (*)(3)
               10.24(a)       First Amendment to Coal Sales Agreement, dated as
                              of April 17, 1995, between James River Coal Sales,
                              Inc. (formerly named Blue Crystal Coal Sales
                              Company), Bell County Coal Corporation and
                              Cogentrix Eastern Carolina Corporation
                              (Elizabethtown, Lumberton and Kenansville
                              Facilities) (10.1). (9)
               10.25          Coal Sales Agreement, dated as of March 11, 1986,
                              between Martiki Coal Corporation and Cogentrix of
                              North Carolina, Inc. (successor by merger to
                              Cogentrix Carolina Leasing Corporation) (Roxboro
                              Facility) (10.24). (*)(3)
               10.26          Coal Sales Agreement, dated as of June 30, 1997,
                              by and between Pontiki Coal Corporation and
                              Cogentrix of North Carolina, Inc. (Roxboro
                              Facility) (10.26). (*)(16)
               10.27          Coal Sales Agreement, dated as of May 19, 1986,
                              among Coastal Coal International Inc., Johnson
                              Processing, Incorporated and Cogentrix of North
                              Carolina, Inc. (successor by merger to Cogentrix
                              Carolina Leasing Corporation) (Southport Facility)
                              (10.25).(*)(3)
               10.28          Coal Sales Agreement, dated as of June 30, 1997,
                              by and between MC Mining, Inc. and Cogentrix of
                              North Carolina, Inc. (Southport Facility) (10.28).
                              (*)(16)
               10.29          Coal Sales Agreement, dated as of December 1,
                              1986, between Pontiki Coal Corporation and
                              Cogentrix of Virginia, Inc. (assigned to and
                              assumed by James River Cogeneration Company)
                              (Hopewell Facility) (10.26). (*)(3)



         Designation Of
              Exhibit                Description Of Exhibit
         -------------               ----------------------
               10.30          Coal Sales Agreement, dated as of December 15,
                              1986, among AgipCoal Sales USA, Inc. (formerly
                              named Enoxy Coal Sales, Inc.), AgipCoal USA, Inc.
                              (formerly named Enoxy Coal, Inc.) and Cogentrix
                              Virginia Leasing Corporation (Portsmouth Facility)
                              (10.27). (*)(3)
               10.30(a)       First Amendment to Coal Sales Agreement, dated
                              September 29, 1995, by and between Arch Coal Sales
                              Company, Inc., and Cogentrix Virginia Leasing
                              Corporation (Portsmouth Facility) (10.1). (11)
               10.31          Coal Sales Agreement, dated as of October 1, 1989,
                              among AgipCoal Sales USA, Inc., Laurel Creek Co.,
                              Inc. and Cogentrix of Rocky Mount, Inc., as
                              amended (Rocky Mount Facility) (10.28). (*)(3)
               10.32          Gas Supply Contract, dated as of June 15, 1989,
                              among Cogentrix of Pennsylvania, Inc., Cogentrix,
                              Inc. and J. C. Enterprises, as amended (Ringgold
                              Facility) (10.29). (1)
               10.33          Gas Sale and Purchase Agreement, dated as of
                              September 8, 1989, between Eastern Marketing
                              Corporation and Cogentrix of Pennsylvania, Inc.
                              (Ringgold Facility) (10.30). (1)
               10.34          Coal Sales Agreement, dated as of February 15,
                              1990, among Electric Fuels Corporation, Kentucky
                              May Coal Company, Inc. and Cogentrix of Richmond,
                              Inc., as amended (Richmond Facility, Unit I)
                              (10.31). (*)(3)
               10.35          Coal Sales Agreement, dated as of January 1, 1990,
                              between Coastal Coal Sales, Inc., and Cogentrix of
                              Richmond, Inc., as amended (Richmond Facility,
                              Unit II) (10.32). (*)(3)
               10.36          Coal Supply Agreement, dated as of July 22, 1993,
                              by and among Birchwood Power Partners, L.P.,
                              AgipCoal Holding USA, Inc. and AgipCoal Sales USA,
                              Inc. (assigned to and assumed by Neweagle Coal
                              Sales Corp. and Neweagle Industries, Inc.), Laurel
                              Creek Co., Inc. and Rockspring Development, Inc.
                              (Birchwood Facility) (10.7). (*)(14)
               10.36(a)       First Amendment to Coal Supply Agreement, dated as
                              of May 18, 1994, by and among Birchwood Power
                              Partners, L.P., Laurel Creek Co., Inc., Rockspring
                              Development, Inc., Neweagle Coal Sales Corp. and
                              Neweagle Industries, Inc. (Birchwood Facility)
                              (10.7(a)). (14)
               10.37          Railroad Transportation Contract, dated December
                              5, 1984, between Cogentrix of North Carolina, Inc.
                              (then known as Cogentrix Leasing Corporation) and
                              CSX Transportation, Inc. (then known as The
                              Chesapeake and Ohio Railway Company and Seaboard
                              System Railroad, Inc.), as amended (assigned to
                              and assumed by Cogentrix Carolina Leasing
                              Corporation) (Elizabethtown Facility) (10.33).
                              (*)(3)
               10.37(a)       Fifth Amendment to Railroad Transportation
                              Contract, dated January 21, 1994, between
                              Cogentrix Eastern Carolina Corporation and CSX
                              Transportation, Inc. (Elizabethtown Facility)
                              (10.33(a)). (*)(3)
               10.37(b)       Sixth Amendment to Railroad Transportation
                              Contract, dated August 23, 1995, between Cogentrix
                              Eastern Carolina Corporation and CSX
                              Transportation, Inc. (Elizabethtown Facility)
                              (10.33(b)). (*)(10)
               10.38          Railroad Transportation Contract, dated December
                              5, 1984, between Cogentrix of North Carolina, Inc.
                              (then known as Cogentrix Leasing Corporation) and
                              CSX Transportation, Inc. (then known as The
                              Chesapeake and Ohio Railway Company and Seaboard
                              System Railway, Inc.), as amended (assigned to and
                              assumed by Cogentrix Eastern Carolina Corporation)
                              (Lumberton Facility) (10.34). (*)(3)
               10.38(a)       Fifth Amendment to Railroad Transportation
                              Contract, dated January 21, 1994, between
                              Cogentrix Eastern Carolina Corporation and CSX
                              Transportation, Inc. (Lumberton Facility)
                              (10.34(a)). (*)(3)
               10.38(b)       Sixth Amendment to Railroad Transportation
                              Contract, dated August 23, 1995, between Cogentrix
                              Eastern Carolina Corporation and CSX
                              Transportation, Inc. (Lumberton Facility)
                              (10.34(b)). (*)(10)


         Designation Of
              Exhibit                Description Of Exhibit
         --------------              ----------------------
               10.39          Railroad Transportation Contract, dated December
                              5, 1984, between Cogentrix of North Carolina, Inc.
                              (then known as Cogentrix Leasing Corporation) and
                              CSX Transportation, Inc. (then known as The
                              Chesapeake and Ohio Railway Company and Seaboard
                              System Railway, Inc.), as amended (assigned to and
                              assumed by Cogentrix Eastern Carolina Corporation)
                              (Kenansville Facility) (10.35). (*)(3)
               10.39(a)       Fifth Amendment to Railroad Transportation
                              Contract, dated January 21, 1994, between
                              Cogentrix Eastern Carolina Corporation and CSX
                              Transportation, Inc. (Kenansville Facility)
                              (10.35(a)). (*)(3)
               10.39(b)       Sixth Amendment to Railroad Transportation
                              Contract, dated August 23, 1995, between Cogentrix
                              Eastern Carolina Corporation and CSX
                              Transportation, Inc. (Kenansville Facility)
                              (10.35(b)). (*)(10)
               10.40          Railroad Transportation Contract, dated as of July
                              15, 1986, between Cogentrix of North Carolina,
                              Inc. (successor by merger to Cogentrix Carolina
                              Leasing Corporation), and Norfolk Southern Railway
                              Company (Roxboro Facility) (10.36). (*)(3)
               10.41          Railroad Transportation Contract, dated as of June
                              23, 1997, by and between Cogentrix of North
                              Carolina, Inc. and Norfolk Southern Railway
                              Company (Roxboro Facility) (10.41). (*)(16)
               10.42          Railroad Transportation Contract, dated as of July
                              15, 1986, between Cogentrix of North Carolina,
                              Inc. (successor by merger to Cogentrix Carolina
                              Leasing Corporation) and CSX Transportation, Inc.
                              (then known as The Chesapeake and Ohio Railway
                              Company and Seaboard System Railroad, Inc.), as
                              amended (Southport Facility) (10.37). (*)(3)
               10.42(a)       Sixth Amendment to Railroad Transportation
                              Contract, effective as of January 1, 1996, between
                              Cogentrix of North Carolina, Inc. and CSX
                              Transportation, Inc. (Southport Facility)
                              (10.37(a)). (*)(13)
               10.43          Railroad Transportation Contract, dated as of June
                              30, 1997, by and among Cogentrix of North
                              Carolina, Inc. and CSX Transportation, Inc.
                              (Southport Facility) (10.43). (*)(16)
               10.44          Railroad Transportation Contract, dated as of
                              December 15, 1986, between Cogentrix of Virginia,
                              Inc., and Norfolk Southern Railway Company, as
                              amended (assigned to and assumed by James River
                              Cogeneration Company) (Hopewell Facility) (10.38).
                              (*)(3)
               10.45          Railroad Transportation Contract, dated as of
                              December 22, 1986, between Cogentrix Virginia
                              Leasing Corporation, and Norfolk Southern Railway
                              Company, as amended (Portsmouth Facility) (10.39).
                              (*)(3)
               10.46          Barge Transportation Contract, dated as of
                              December 23, 1986, between Cogentrix Virginia
                              Leasing Corporation and McAllister Brothers, Inc.,
                              as amended (Portsmouth Facility) (10.40). (1)
               10.47          Railroad Transportation Contract, dated as of
                              September 26, 1989, between Cogentrix of Rocky
                              Mount, Inc. and CSX Transportation, Inc., as
                              amended (Rocky Mount Facility) (10.41). (*)(3)
               10.47(a)       Fourth Amendment, dated as of August 23, 1995, to
                              the Railroad Transportation Contract, dated as of
                              September 26, 1989, between Cogentrix of Rocky
                              Mount, Inc. and CSX Transportation, Inc. (Rocky
                              Mount Facility) (10.41(a)). (10)
               10.47(b)       Fifth Amendment, dated as of January 1, 1996, to
                              the Railroad Transportation Contract, dated as of
                              September 26, 1989, between Cogentrix of Rocky
                              Mount, Inc. and CSX Transportation, Inc. (Rocky
                              Mount Facility) (10.41(b)). (13)
               10.47(c)       Amendment No. 6 to Contract CSXT-C-03951, dated as
                              of January 1, 1997, between Cogentrix of Rocky
                              Mount, Inc. and CSX Transportation, Inc. (Rocky
                              Mount Facility) (10.9). (14)
               10.47(d)       Amendment No. 7 to Contract CSXT-C-03951, dated as
                              of July 1, 1997, between Cogentrix of Rocky Mount,
                              Inc. and CSX Transportation, Inc. (Rocky Mount
                              Facility) (10.47(d)). (16)


         Designation Of
              Exhibit                Description Of Exhibit
         -------------               ----------------------
               10.48          Railroad Transportation Contract, dated as of
                              March 1, 1990, between Cogentrix of Richmond, Inc.
                              and CSX Transportation, Inc., as amended (Richmond
                              Facility, Unit I) (10.42).(*)(3)
               10.48(a)       Third Amendment to Railroad Transportation
                              Contract, filed with the ICC on December 13, 1994,
                              between Cogentrix of Richmond, Inc. and CSX
                              Transportation, Inc. (Richmond Facility, Unit I)
                              (10.4).(8)
               10.49          Railroad Transportation Contract, dated as of
                              March 1, 1990, between Cogentrix of Richmond, Inc.
                              and CSX Transportation, Inc., as amended (Richmond
                              Facility, Unit II) (10.43). (*)(3)
               10.49(a)       Fourth Amendment to Railroad Transportation
                              Contract, filed with the ICC on December 13, 1994,
                              between Cogentrix of Richmond, Inc. and CSX
                              Transportation, Inc. (Richmond Facility, Unit II)
                              (10.5).(8)
               10.49(b)       Fifth Amendment to Railroad Transportation
                              Contract, effective as of November 16, 1995,
                              between Cogentrix of Richmond, Inc. and CSX
                              Transportation, Inc. (Richmond Facility, Unit II)
                              (10.43(b)).(*)(13)
               10.50          Coal Transportation Agreement, dated as of July
                              22, 1993, between Birchwood Power Partners, L.P.
                              and ER&L-Birchwood, Inc. (Birchwood Facility)
                              (10.8).(*)(14)
               10.50(a)       First Amendment to Coal Transportation Agreement,
                              dated as of April 28, 1994, between Birchwood
                              Power Partners, L.P. and ER&L Birchwood, Inc.
                              (Birchwood Facility) (10.8(a)). (*)(14)
               10.51          Amended and Restated Senior Term Loan Agreement,
                              dated as of September 24, 1996, among Cogentrix
                              Eastern Carolina Corporation, the Lenders party
                              thereto, Credit Lyonnais New York Branch, as
                              Issuing Bank and Agent (Elizabethtown, Lumberton
                              and Kenansville Facilities) (10.44).(13)
               10.51(a)       First Amendment to the Amended and Restated Senior
                              Term Loan Agreement, dated as of December 1, 1997,
                              among Cogentrix Eastern Carolina Corporation, the
                              Lenders party thereto, Credit Lyonnais New York
                              Branch, as Issuing Bank and Agent (Elizabethtown,
                              Lumberton and Kenansville Facilities).
               10.52          Amended and Restated Senior Term Loan Agreement
                              and Guarantee, dated as of September 24, 1996,
                              among United States Trust Company of New York, as
                              Roxboro Owner Trustee, United States Trust Company
                              of New York, as Southport Owner Trustee, United
                              States Trust Company of New York in its individual
                              capacity only to the extent expressly provided
                              therein, Cogentrix of North Carolina, Inc.,
                              Roxboro/Southport General Partnership, Credit
                              Lyonnais New York Branch, as Lender,
                              Administrative Agent and Issuing Bank, and the
                              other lenders party thereto (Roxboro and Southport
                              Facilities) (10.45). (13)
               10.52(a)       First Amendment to the Amended and Restated Loan
                              Agreement and Guarantee, dated as of December 1,
                              1997, among United States Trust Company of New
                              York, as Roxboro Owner Trustee, United States
                              Trust Company of New York, as Southport Owner
                              Trustee, United States Trust Company of New York
                              in its individual capacity only to the extent
                              expressly provided therein, Cogentrix of North
                              Carolina, Inc., Roxboro/Southport General
                              Partnership, Credit Lyonnais New York Branch, as
                              Lender, Administrative Agent and Issuing Bank, and
                              the other lenders party thereto (Roxboro and
                              Southport Facilities).


         Designation Of
              Exhibit                Description Of Exhibit
         --------------              ----------------------
               10.53          Third Amended and Restated Application for Letter
                              of Credit and Reimbursement Agreement, dated as of
                              February 11, 1998, among James River Cogeneration
                              Company, the Banks named therein, and Credit
                              Lyonnais, as Issuing Bank and Agent (Hopewell
                              Facility).
               10.54          Third Amended and Restated Loan Agreement, dated
                              as of December 22, 1997, among Cogentrix Virginia
                              Leasing Corporation, the lenders party thereto and
                              Credit Lyonnais, as the Agent, Issuing Bank and a
                              Lender (Portsmouth Facility).
               10.55          Amended and Restated Construction and Term Loan
                              Agreement, dated as of December 1, 1993, among
                              Cogentrix of Rocky Mount, Inc., the Tranche B
                              Lenders party thereto, and The Prudential
                              Insurance Company of America, as Credit Facility
                              Agent (Rocky Mount Facility) (10.52). (1)
               10.55(a)       First Amendment, dated as of March 31, 1996, to
                              the Amended and Restated Construction and Term
                              Loan Agreement, dated as of December 1, 1993,
                              among Cogentrix of Rocky Mount, Inc., the Tranche
                              B Lenders party thereto, and The Prudential
                              Insurance Company of America, as Credit Facility
                              Agent (Rocky Mount Facility) (10.4). (12)
               10.55(b)       Second Amendment, dated as of May 31, 1996, to the
                              Amended and Restated Construction and Term Loan
                              Agreement, dated as of December 1, 1993, among
                              Cogentrix of Rocky Mount, Inc., the Tranche B
                              Lenders party thereto, and The Prudential
                              Insurance Company of America, as Credit Facility
                              Agent (Rocky Mount Facility)(10.48(b)).(13)
               10.55(c)       Third Amendment, dated as of December 1, 1997, to
                              the Amended and Restated Construction and Term
                              Loan Agreement, dated as of December 1, 1993,
                              among Cogentrix of Rocky Mount, Inc, the Tranche B
                              Lenders party thereto, and Ther Prudential
                              Insurance Company of America, as Credit Facility
                              Agent (Rocky Mount Facility).
               10.56          Construction and Term Loan Agreement, dated as of
                              June 15, 1989, among Cogentrix of Pennsylvania,
                              Inc., the lenders party thereto and Banque
                              Paribas, New York Branch, as Agent, as amended
                              (Ringgold Facility) (10.53).(1)
               10.56(a)       Third Amendment, dated as of December 1, 1997, to
                              the Construction and Term Loan Agreement, dated as
                              of June 15, 1989, among Cogentrix of Pennsylvania,
                              Inc., the Lenders party thereto and Banque
                              Paribas, New York Branch, as Agent (Ringgold
                              Facility).
               10.57          Amended and Restated Subordinated Note dated April
                              22, 1994 of Cogentrix of Pennsylvania, Inc.
                              payable to Cogentrix Delaware Holdings, Inc.
               10.58          Reimbursement and Loan Agreement, dated as of
                              December 1, 1990, among Cogentrix of Richmond,
                              Inc., Banque Paribas, New York Branch as Issuing
                              Bank, the lenders party thereto and Banque
                              Paribas, New York Branch, as Agent, as amended
                              (Richmond Facility) (10.55). (1)
               10.58(a)       Fourth Amendment, dated as of February 15, 1995,
                              to the Reimbursement and Loan Agreement, dated as
                              of December 1, 1990, among Cogentrix of Richmond,
                              Inc., Banque Paribas, New York Branch, as Issuing
                              Bank, the lenders party thereto and Banque
                              Paribas, New York Branch, as Agent (Richmond
                              Facility) (10.55(a)). (10)
               10.58(b)       Fifth Amendment, dated as of June 1, 1995, to the
                              Reimbursement and Loan Agreement, dated as of
                              December 1, 1990, among Cogentrix of Richmond,
                              Inc., Banque Paribas, New York Branch, as Issuing
                              Bank, the lenders party thereto and Banque
                              Paribas, New York Branch, as Agent (Richmond
                              Facility) (10.55(b)).(10)
               10.58(c)       Sixth Amendment, dated as of March 31, 1996, to
                              the Reimbursement and Loan Agreement, dated as of
                              December 1, 1990, among Cogentrix of Richmond,
                              Inc., Banque Paribas, New York Branch, as Issuing
                              Bank, the lenders party thereto and Banque
                              Paribas, New York Branch, as Agent (Richmond
                              Facility) (10.5). (12)

         Designation Of
              Exhibit                Description Of Exhibit
         --------------              ----------------------
               10.58(d)       Seventh Amendment, dated as of December 1, 1997,
                              to the Reimbursement and Loan Agreement, dated as
                              of December 1, 1990, among Cogentrix of Richmond,
                              Inc., Banque Paribas, New York Branch, as Issuing
                              Bank, the lenders party thereto and Banque
                              Paribas, New York Branch, as Agent (Richmond
                              Facility).
               10.59          Indenture of Trust, dated as of December 1, 1990,
                              between the Industrial Development Authority of
                              the City of Richmond, Virginia and Sovran Bank,
                              N.A., as Trustee, including First and Second
                              Supplemental Indentures of Trust (Richmond
                              Facility) (10.56). (1)
               10.60          Sale Agreement, dated as of December 1, 1990,
                              between the Industrial Development Authority of
                              the City of Richmond, Virginia and Cogentrix of
                              Richmond, Inc., including First and Second
                              Supplemental Sale Agreements (Richmond Facility)
                              (10.57).(1)
               10.61          Loan and Reimbursement Agreement, dated as of May
                              18, 1994, among Birchwood Power Partners, L.P.,
                              the Banks party thereto, John Hancock Mutual Life
                              Insurance Company, Allstate Insurance Company, New
                              York Life Insurance Company and the other
                              Institutions party thereto, Banque Paribas, New
                              York Branch, Barclays Bank PLC, Credit Suisse,
                              Union Bank of California, as Co-Agents for the
                              Banks and Credit Suisse, as Issuing Bank and as
                              Administrative Agent for the Banks (Birchwood
                              Facility) (10.1). (14)
               10.62          Security Deposit and Intercreditor Agreement,
                              dated as of May 18, 1994, among Birchwood Power
                              Partners, L.P., the Secured Parties named therein
                              and Credit Suisse, as Security Agent (Birchwood
                              Facility) (10.2).(14)
               10.63          First Amendment to Composite Amendment and Consent
                              to Project Loan Agreement and Security Deposit
                              Agreement, among Birchwood Power Partners, L.P.
                              and the persons party to the Loan and
                              Reimbursement Agreement, dated as of May 18, 1994,
                              as amended, and the Security Deposit and
                              Intercreditor Agreement, dated as of May 18, 1994,
                              as amended (Birchwood Facility) (10.3).(14)
               10.64          Greenhouse Restructure Amendment, dated as of
                              March 27, 1997, to the Loan and Reimbursement
                              Agreement, the Security Deposit and Intercreditor
                              Agreement, the Loan and Contribution Agreement and
                              the Steam Sales Agreement, among the parties
                              obligated under such agreements (Birchwood
                              Facility) (10.64).(16)
               10.65          Amended and Restated Security Deposit Agreement,
                              dated as of September 24, 1996, among Cogentrix
                              Eastern Carolina Corporation, Credit Lyonnais New
                              York Branch, as Senior Debt Agent and Issuing Bank
                              and The Chase Manhattan Bank, as Security Agent
                              (Elizabethtown, Lumberton and Kenansville
                              Facilities) (10.54).(13)
               10.66          Amended and Restated Security Deposit Agreement,
                              dated as of September 24, 1996, among United
                              States Trust Company of New York, as Roxboro Owner
                              Trustee, United States Trust Company of New York,
                              as Southport Owner Trustee, Cogentrix of North
                              Carolina, Inc., Roxboro/Southport General
                              Partnership, Credit Lyonnais New York Branch, as
                              Administrative Agent and Issuing Bank, and The
                              Chase Manhattan Bank, as Security Agent (Roxboro
                              and Southport Facilities) (10.55). (13)
               10.67          Third Amended and Restated Security Deposit
                              Agreement, dated as of February 11, 1998, among
                              James River Cogeneration Company, Cogentrix of
                              Virginia, Inc., Credit Lyonnais, as Grantee and
                              Issuing Bank, and First Union National Bank, as
                              Security Agent (Hopewell Facility).
               10.68          Third Amended and Restated Security Deposit
                              Agreement, dated as of December 22, 1997, among
                              Cogentrix Virginia Leasing Corporation, Credit
                              Lyonnais, as Agent and Issuing Bank, and First
                              Union National Bank, as Security Agent (Portsmouth
                              Facility).




         Designation Of
              Exhibit                Description Of Exhibit
         --------------              ----------------------
               10.69          Amended and Restated Security Deposit Agreement,
                              dated as of December 1, 1993, among Cogentrix of
                              Rocky Mount, Inc., The Prudential Insurance
                              Company of America, as Credit Facility Agent and
                              First Union National Bank of North Carolina, as
                              Security Agent (Rocky Mount Facility) (10.65).(1)
               10.70          Security Deposit Agreement, dated as of June 15,
                              1989, among Cogentrix of Pennsylvania, Inc.,
                              Banque Paribas, New York Branch, as Bank Agent and
                              First Union National Bank of North Carolina, as
                              Security Agent (Ringgold Facility) (10.66). (1)
               10.71          Security Deposit Agreement, dated as of December
                              1, 1990, among Cogentrix of Richmond, Inc., Banque
                              Paribas, New York Branch, as Agent and First Union
                              National Bank of North Carolina, as Security Agent
                              (Richmond Facility) (10.67). (1)
               10.71(a)       First Amendment to Security Deposit Agreement,
                              dated December 15, 1993, among Cogentrix of
                              Richmond, Inc., Banque Paribas, New York Branch,
                              as Agent and First Union National Bank of North
                              Carolina, as Security Agent (Richmond Facility)
                              (10.67(a)).(3)
               10.72          Stock Pledge and Security Agreement, dated as of
                              September 24, 1996, made by Cogentrix, Inc. in
                              favor of Credit Lyonnais New York Branch, as Agent
                              (Elizabethtown, Lumberton and Kenansville
                              Facilities) (10.61). (13)
               10.73          Stock Pledge and Security Agreement, dated as of
                              September 24, 1996, made by Cogentrix of North
                              Carolina Holdings, Inc. in favor of Credit
                              Lyonnais New York Branch, as Administrative Agent
                              (Roxboro and Southport Facilities) (10.62).(13)
               10.74          Stock Pledge and Security Agreement, dated as of
                              September 24, 1996, made by Roxboro/Southport I,
                              Inc. in favor of Credit Lyonnais New York Branch,
                              as Administrative Agent (Roxboro and Southport
                              Facilities) (10.63).(13)
               10.75          General Partner Assignment and Security Agreement,
                              dated as of September 24, 1996, made by
                              Roxboro/Southport II, Inc. in favor of Credit
                              Lyonnais New York Branch, as Administrative Agent
                              (Roxboro and Southport Facilities) (10.64).(13)
               10.76          General Partner Assignment and Security Agreement,
                              dated as of September 24, 1996, made by
                              Roxboro/Southport I, Inc. in favor of Credit
                              Lyonnais New York Branch, as Administrative Agent
                              (Roxboro and Southport Facilities) (10.65).(13)
               10.77          Stock Pledge Agreement, dated as of December 1, 1986,
                              between Cogentrix, Inc., as Pledgor and Banque Paribas,
                              New York Branch, as Agent, as amended (Hopewell
                              Facility) (10.78).(1)
               10.77(a)       Amendment No. 2 to Pledge and Security Agreement,
                              dated as of July 1, 1996, made by Cogentrix, Inc.,
                              as Pledgor to Banque Paribas, New York Branch, as
                              Grantee (Hopewell Facility) (10.66(a)).(13)
               10.77(b)       Amendment No. 3 to Pledge and Security Agreement,
                              dated as of February 11, 1998, by and between
                              Cogentrix, Inc., as Pledgor, and Credit Lyonnais,
                              as Grantee (Hopewell Facility).
               10.78          Assignment and Security Agreement dated as of October 1,
                              1987 between Cogentrix of Virginia, Inc. and Banque Paribas,
                              New York Branch, as Grantee, as amended (Hopewell
                              Facility) (10.79).(1)
               10.78(a)       Amendment No. 2 to Assignment and Security Agreement
                              dated as of July 1, 1996, between Cogentrix of Virginia, Inc.
                              and Banque Paribas, New York Branch, as
                              Grantee (Hopewell Facility) (10.67(a)).(13)
               10.78(b)       Amendment No. 3 to Assignment and Security
                              Agreement, dated as of February 11, 1998, between
                              Cogentrix of Virginia, Inc. and Credit Lyonnais,
                              as Grantee (Hopewell Facility).
               10.79          Third Amended and Restated Pledge Agreement, dated
                              as of December 22, 1997, made by Cogentrix, Inc.,
                              as Pledgor, and Credit Lyonnais, as Agent
                              (Portsmouth Facility).
               10.80          Pledge Agreement, dated as of June 15, 1989,
                              between Cogentrix, Inc., as Pledgor and Banque
                              Paribas, New York Branch, as Agent (Ringgold
                              Facility) (10.81).(1)
               10.81          Amended and Restated Stock Pledge Agreement, dated
                              as of November 19, 1996, by and between
                              Cogentrix/Birchwood Two, L.P., as Pledgor, and
                              Birchwood Power Partners, L.P., as Lender
                              (Birchwood Facility) (10.4).(14)
               10.82          Ground Lease, dated as of August 23, 1984, between
                              Cogentrix of North Carolina, Inc. (then known as
                              Cogentrix Leasing Corporation) and West Point
                              Stevens Inc. (then known as West Point-Pepperell,
                              Inc.), as amended (assigned to and assumed by
                              Cogentrix Eastern Carolina Corporation)
                              (Elizabethtown Facility) (10.82).(1)
               10.83          Ground Lease, dated as of August 23, 1984, between
                              Cogentrix of North Carolina, Inc. (then known as
                              Cogentrix Leasing Corporation) and West Point
                              Stevens Inc. (then known as West Point-Pepperell,
                              Inc.), as amended (assigned to and assumed by
                              Cogentrix Eastern Carolina Corporation) (Lumberton
                              Facility) (10.83). (1)




         Designation Of
              Exhibit                Description Of Exhibit
         --------------              ----------------------
               10.84          Ground Lease, dated as of November 30, 1984,
                              between Cogentrix of North Carolina, Inc. (then
                              known as Cogentrix Leasing Corporation) and
                              Guilford Mills, Inc., as amended (assigned to and
                              assumed by Cogentrix Eastern Carolina Corporation)
                              (Kenansville Facility) (10.84).(1)
               10.85          Lease (SBD 9284; RE-81558) from Seaboard System
                              Railroad, Inc. to Cumberland Elkhorn Coal and
                              Coke, Inc., dated December 17, 1985, assigned by
                              Cumberland Elkhorn Coal & Coke, Inc. to Oxbow
                              Carbon and Minerals Inc. and further assigned by
                              Oxbow Carbon & Minerals, Inc. to Cogentrix Eastern
                              Carolina Corporation, as amended (Kenansville
                              Facility) (10.85). (1)
               10.86          Lease (SBD 8074; RE-81558) from Seaboard System
                              Railroad, Inc. to Cumberland Elkhorn Coal & Coke,
                              Inc., dated October 4, 1985, assigned by
                              Cumberland Elkhorn Coal & Coke, Inc. to Oxbow
                              Carbon and Minerals Inc. and further assigned by
                              Oxbow Carbon & Minerals, Inc. to Cogentrix Eastern
                              Carolina Corporation, as amended (Kenansville
                              Facility) (10.86).(1)
               10.87          Agreement (SBD 8801; RE-81558) dated October 2,
                              1985, as amended, between CSX Transportation, Inc.
                              (as successor to the rights and obligations of
                              Seaboard System Railroad, Inc.), and Cogentrix
                              Eastern Carolina Corporation (as successor to the
                              rights of Oxbow Carbon & Minerals, Inc., which
                              succeeded to the rights and obligations of
                              Cumberland Elkhorn Coal & Coke, Inc. by
                              assignment), as amended (Kenansville Facility)
                              (10.87).(1)
               10.88          Agreement (SBD 10257; RE-83767) dated June 18,
                              1986, as amended, between CSX Transportation, Inc.
                              (as successor to the rights and obligations of
                              Seaboard System Railroad, Inc.), and Cogentrix
                              Eastern Carolina Corporation (as successor to the
                              rights of Oxbow Carbon & Minerals, Inc., which
                              succeeded to the rights and obligations of
                              Cumberland Elkhorn Coal & Coke, Inc. by
                              assignment), as amended (Elizabethtown and
                              Lumberton Facilities) (10.88).(1)
               10.89          Lease Agreement, dated as of November 10, 1987,
                              between United States Trust Company of New York,
                              as Roxboro Owner Trustee, as Lessor, and Cogentrix
                              of North Carolina, Inc. (successor by merger to
                              Cogentrix Carolina Leasing Corporation), as
                              Lessee, as amended (Roxboro Facility) (10.89).(1)
               10.89(a)       Fourth Amendment to Lease Agreement, dated as of
                              September 24, 1996, between United States Trust
                              Company, as Roxboro Owner Trustee and Cogentrix of
                              North Carolina, Inc. (Roxboro Facility)
                              (10.77(a)).(13)
               10.90          Lease Agreement, dated as of November 10, 1987,
                              between United States Trust Company of New York,
                              as Southport Owner Trustee, as Lessor, and
                              Cogentrix of North Carolina, Inc. (successor by
                              merger to Cogentrix Carolina Leasing Corporation),
                              as Lessee, as amended (Southport Facility)
                              (10.90).(1)
               10.90(a)       Fourth Amendment to Lease Agreement, dated as of
                              September 24, 1996, between United States Trust
                              Company, as Southport Owner Trustee and Cogentrix
                              of North Carolina, Inc. (Southport Facility)
                              (10.78(a)).(13)
               10.91          Ground Lease, dated as of December 31, 1985,
                              between United States Trust Company, as Roxboro
                              Owner Trustee, as Lessee, and Cogentrix of North
                              Carolina, Inc. (successor by merger to Cogentrix
                              Carolina Leasing Corporation), as Lessor (Roxboro
                              Facility) (10.91).(1)
               10.92          Amended and Restated Ground Lease, dated as of
                              December 31, 1985, between Carolina Power & Light
                              Company, as Lessor, and Cogentrix of North
                              Carolina, Inc. (successor by merger to Cogentrix
                              Carolina Leasing Corporation), as Lessee, as
                              amended (Southport Facility) (10.92). (1)


         Designation Of
            Exhibit                Description Of Exhibit
         --------------            ----------------------
               10.93          Ground Lease, dated January 31, 1986, between
                              Allied-Signal, Inc., as Lessor, and Cogentrix of
                              Virginia, Inc., as Lessee, as amended (assigned to
                              and assumed by James River Cogeneration Company)
                              (Hopewell Facility) (10.93).(1)
               10.94          Ground Lease and Easement, dated as of December
                              15, 1986, between Virginia Chemicals, Inc., as
                              Lessor and Cogentrix Virginia Leasing Corporation,
                              as Lessee (Portsmouth Facility) (10.94).(1)
               10.95          Ground Lease, dated as of December 13, 1990,
                              between Cogentrix of Richmond, Inc., as Lessee,
                              and E.I. du Pont de Nemours and Company, as Lessor
                              (Richmond Facility) (10.95).(1)
               10.96          Amended and Restated Land Lease Agreement, dated
                              as of February 18, 1988, among Arrowpoint
                              Associates Limited Partnership, as Landlord, and
                              Cogentrix, Inc., CI Properties, Inc. and Equipment
                              Leasing Partners, as Tenant, as amended (assigned
                              to and assumed by Equipment Leasing Partners, with
                              Cogentrix, Inc., as guarantor) (Corporate
                              Headquarters) (10.96).(1)
               10.97          Amended and Restated Lease Agreement, dated as of
                              April 30, 1993, among Equipment Leasing Partners,
                              as Landlord, Cogentrix, Inc., as Tenant, and CI
                              Properties, Inc., as amended (Corporate
                              Headquarters) (10.97).(1)
               10.98          Letter Agreement, dated May 25, 1989, among
                              Cogentrix, Inc., Cogentrix of Richmond, Inc.
                              (formerly named Cogentrix of Petersburg, Inc.),
                              and WV Hydro, Inc., as amended (Richmond Facility)
                              (10.98).(1)
               10.99          Consulting Agreement, dated as of September 27,
                              1991, between Robert W. Lewis and Cogentrix, Inc.,
                              as amended (assigned to and assumed by Cogentrix
                              Energy, Inc.) (10.99).(1)
               10.100         Consulting Agreement, dated as of September 30,
                              1993, between Cogentrix, Inc. and W.E. Garrett
                              (assigned to and assumed by Cogentrix Energy,
                              Inc.) (10.100). (1) 10.101 Consulting Agreement,
                              dated as of September 30, 1993, between Cogentrix,
                              Inc. and C&L Account Ten Inc. (assigned to and
                              assumed by Cogentrix Energy, Inc.) (10.101).(1)
               10.102         Form of Profit-Sharing Plan (I) (10.102). (1)
               10.103         Form of Profit-Sharing Plan (II) (10.103). (1)
               10.104         Executive Incentive Bonus Plan (10.104). (3)
               10.105         Facility Cash Flow Incentive Compensation
                              Agreement with Robert W. Lewis (10.105). (1)
               10.106         General Partnership Agreement dated as of
                              September 30, 1987 between Cogentrix of Virginia,
                              Inc. and Capistrano Cogeneration Company
                              (10.110).(1)
               10.107         Adoption of Stock Transfer Agreement dated as of
                              December 30, 1993 among Cogentrix Energy, Inc.,
                              Cogentrix Inc., David J. Lewis, Robert W. Lewis
                              and James E. Lewis (10.111). (1)
               10.108         Employment Agreement, dated as of June 24, 1994,
                              between David J. Lewis and Cogentrix Energy, Inc.
                              (10.115). (5)
               10.109         Employment Agreement, dated as of May 1, 1997,
                              between Mark F. Miller and Cogentrix Energy, Inc.
                              (10.109). (16)
               10.110         Employment Agreement, dated as of January 1, 1994,
                              between Dennis W. Alexander and Cogentrix Energy,
                              Inc.
               10.111         Power Purchase Agreement, dated as of September
                              30, 1994, between Mangalore Power Company and
                              Karnataka Electricity Board (Phase One Facility)
                              (10.1).(6)
               10.112         Power Purchase Agreement, dated as of September
                              30, 1994, between Mangalore Power Company and
                              Karnataka Electricity Board (Phase Two Facility)
                              (10.2).(6)
               10.113         Transaction Agreement by and among SEI Birchwood,
                              Inc., Birchwood Development Corp., Birchwood Power
                              Partners, L.P., Cogentrix/Birchwood Two, L.P. and
                              Cogentrix Energy, Inc., dated as of November 23,
                              1994 (Birchwood Facility) (2.1).(7)


                                     93


         Designation Of
            Exhibit                  Description Of Exhibit
         --------------              ----------------------
               10.114         Engineering, Procurement and Construction
                              Agreement, dated as of December 8, 1994, between
                              Cogentrix Energy, Inc. and Public Utility District
                              No. 1 of Clark County, Washington, together with
                              Letter Agreement, dated January 18, 1995 (Clark
                              Facility) (10.1). (8)
               10.115         Development and Engineering Agreement, dated as of
                              December 8, 1994, between Cogentrix of Vancouver,
                              Inc. and Public Utility District No. 1 of Clark
                              County, Washington (Clark Facility) (10.2). (8)
               10.116         Operation and Maintenance Agreement, dated as of
                              December 8, 1994, between Cogentrix of Vancouver,
                              Inc. and Public Utility District No. 1 of Clark
                              County, Washington (Clark Facility) (10.3). (8)
               10.117         Amended and Restated Facility Operations and
                              Maintenance Agreement, dated as of May 18, 1994,
                              between Southern Electric International, Inc. and
                              Birchwood Power Partners, L.P. (Birchwood
                              Facility) (10.5). (*)(14)
               10.118         Amended and Restated Limited Partnership Agreement
                              of Birchwood Power Partners, L.P., dated December
                              15, 1994 (Birchwood Facility) (10.6).(8)
               10.119         Equity Contribution Agreement, dated as of
                              December 15, 1994, among Cogentrix Energy, Inc.,
                              Cogentrix Delaware Holdings, Inc., Birchwood Power
                              Partners, L.P., and Credit Suisse (Birchwood
                              Facility) (10.9).(8)
               10.120         Limited Partner Pledge Agreement, dated as of
                              December 15, 1994, made by Cogentrix/Birchwood
                              Two, L.P. in favor of Credit Suisse (Birchwood
                              Facility) (10.10).(8)
               10.121         General Partner Pledge Agreement, dated as of
                              December 15, 1994, made by Cogentrix/Birchwood
                              Two, L.P. in favor of Credit Suisse (Birchwood
                              Facility) (10.11).(8)
               10.122         Agreement of Limited Partnership of Rathdrum
                              Generation Partners Limited Partnership, dated as
                              of November 3, 1994, by and among BTU Energy I,
                              Inc. and Cogentrix of Rathdrum I, Inc., as General
                              Partners, and BTU Energy II, Inc. and Cogentrix of
                              Rathdrum II, Inc., as Limited Partners
                              (10.131).(10)
               10.123         Supplemental Retirement Savings Plan (10.132).(10)
               10.124         Trust Under Supplemental Retirement Savings Plan,
                              dated April 17, 1995, by and between Cogentrix
                              Energy, Inc. and Wachovia Bank of North Carolina,
                              N.A. of Winston Salem, North Carolina, as Trustee
                              (10.133).(10)
               10.125         Consulting and Noncompetition Employment
                              Agreement, dated as of August 11, 1995, between
                              Cogentrix Energy, Inc. and George T. Lewis, Jr.
                              (10.135). (10)
               10.126         Joint Development Agreement, dated as of July 14,
                              1995, between Cogentrix Mauritius Company and
                              Malconna Company Limited (10.136).(*)(10)
               10.127         Support Agreement, dated as of July 14, 1995, from
                              Cogentrix Energy, Inc. to Malconna Company Limited
                              (10.137). (10)
               10.128         Credit Agreement, dated as of May 22, 1997, among
                              Cogentrix Energy, Inc., the several Lenders from
                              time to time parties thereto and Australia and New
                              Zealand Banking Group Limited, as Agent and as the
                              Issuing Bank (10.129).(16)
               10.129         Guarantee, dated as of May 22, 1997, made by
                              Cogentrix Delaware Holdings, Inc., the Guarantor,
                              in favor of the Borrower Creditors (10.130).(16)
               10.130         Agreement of Limited Partnership of Village Farms
                              of Texas, L.P., dated as of February 6, 1996, by
                              and among Cogentrix of Fort Davis I, Inc. and
                              Village Farms of Delaware, L.L.C., as General
                              Partners, and Cogentrix of Fort Davis II, Inc. and
                              Village Farms, L.L.C., as Limited Partners (10.6).
                              (*)(12)




         Designation Of
            Exhibit                  Description Of Exhibit
         --------------              ----------------------
               10.131         Guaranty, dated as of February 14, 1996, made by
                              Cogentrix Energy, Inc. in favor of Farm Credit
                              Bank of Texas and Texas Production Credit
                              Association, as Lenders, and CoBank, ACB, as
                              Administrative Agent, to guarantee certain
                              obligations of Village Farms of Texas, L.P.
                              (10.7). (12)

               10.132         Agreement of Limited Partnership, dated as of
                              March 10, 1997, of Pocono Village Farms, L.P. by
                              and among Cogentrix of Pocono, Inc., Cogentrix
                              Greenhouse Investments, Inc., Village Farms of
                              Delaware, L.L.C. and Village Farms, L.L.C. (10.1).
                              (15)

               10.133         Agreement of Limited Partnership, dated as of June
                              4, 1997, of Village Farms of Marfa, L.P. by and among Cogentrix of Marfa, Inc., Cogentrix
                              Greenhouse Investments, Inc., Village Farms of
                              Delaware, L.L.C. and Village Farms, L.L.C.
                              (10.134).(*)(16)

               10.134 Agreement of Limited Partnership, dated as of September 4, 1997, of Village Farms of Buffalo,
                              L.P. by and among Cogentrix of Buffalo, Inc., Cogentrix Greenhouse Investments, Inc., Village
                              Farms of Delaware, L.L.C. and Village Farms,
                              L.L.C. (10.135). (*)(16)

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

           (9) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 16, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
           (10) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
           (11) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 14, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
           (12) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 3, 1996. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
           (13) Incorporated by reference to the Form 10-K (File No. 33-74254) filed October 10, 1996. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
           (14) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed February 14, 1997. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
           (15) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 15, 1997. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
           (16) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 29, 1997. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (b)      Reports on Form 8-K.


                  The Company filed a Current Report on Form 8-K, dated December 5, 1997, with respect to the official signing of three project documents with the Indian State of Karnataka related to the Mangalore Power Project, being co-developed in India by Cogentrix Energy, Inc. and China Light & Power (International), Ltd.

SIGNATURES.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 COGENTRIX ENERGY, INC.
                                                      (Registrant)


Date: March 30, 1998                     By:            /s/ David J. Lewis
                                            ------------------------------------
                                                      David J. Lewis
                                                 Vice Chairman of the Board,
                                            Chief Executive Officer and Director
                                                 (Principal Executive Officer)


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


         Signature                                           Title                               Date
         ---------                                           -----                               ----
        /s/ George T. Lewis, Jr.            Chairman of the Board and Director               March 30, 1998
--------------------------------
       George T. Lewis, Jr.

        /s/ David J. Lewis                  Vice Chairman of the Board, Chief                March 30, 1998
--------------------------                      Executive Officer and Director
       David J. Lewis

        /s/ Mark F. Miller                  President, Chief Operating Officer               March 30, 1998
--------------------------                      and Director
       Mark F. Miller

        /s/ Betty G. Lewis                  Director                                         March 30, 1998
--------------------------
       Betty G. Lewis

        /s/ James E. Lewis                  Executive Vice President and Director            March 30, 1998
--------------------------
       James E. Lewis

                                            Director                                         March   , 1998
---------------------------
       Robert W. Lewis

        /s/ Dennis W. Alexander             Group Senior Vice President, General             March 30, 1998
-------------------------------               Counsel, Secretary and Director
       Dennis W. Alexander

        /s/ W. E. Garrett                   Director                                         March 30, 1998
-------------------------------
       W. E. Garrett

        /s/ John A. Tillinghast             Director                                         March 30, 1998
-------------------------------
       John A. Tillinghast

        /s/ James R. Pagano                 Group Senior Vice President,                     March 30, 1998
--------------------------                    Chief Financial Officer-
       James R. Pagano                        (Principal Financial Officer)


        /s/ Thomas F. Schwartz              Senior Vice President - Finance and              March 30, 1998
------------------------------                Treasurer (Principal Accounting Officer)
       Thomas F. Schwartz
