Form 10-Q
period 1998-03-31
COGENTRIX ENERGY INC
filed 1998-05-15
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



On May 15, 1998, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                                                                        PAGE NO.
                                                                        --------
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at March 31, 1998 (Unaudited)
            and December 31, 1997                                            3

         Consolidated Statements of Income for the Three Months
            Ended March 31, 1998 and 1997 (Unaudited)                        4

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1998 and 1997 (Unaudited)                        5

         Notes to Consolidated Condensed Financial Statements (Unaudited)    6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                  20

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                             (dollars in thousands)

                                                                             MARCH 31,      DECEMBER
                                                                               1998         31, 1997
                                                                            -----------     ---------
                                                                            (Unaudited)     (Audited)
                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $   51,707      $ 71,833
  Restricted cash                                                               56,684        27,742
  Marketable securities                                                           --          42,118
  Accounts receivable                                                           56,687        49,781
  Inventories                                                                   16,940        15,210
  Other current assets                                                           3,464         2,465
                                                                            ----------      --------
    Total current assets                                                       185,482       209,149

NET INVESTMENT IN LEASES                                                       496,713          --

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation:  March 31, 1998, $197,507; December 31, 1997, $188,227         497,130       496,589

LAND AND IMPROVEMENTS                                                            2,540         2,540

DEFERRED FINANCING, START-UP AND ORGANIZATION
  COSTS, net of accumulated amortization:  March 31, 1998, $12,814;
  December 31, 1997, $16,592                                                    32,213        21,085

NATURAL GAS RESERVES                                                             2,164         2,384

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                        79,159        79,072

OTHER ASSETS                                                                    19,307        12,155
                                                                            ----------      --------
                                                                            $1,314,708      $822,974
                                                                            ==========      ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                         $   83,932      $ 74,680
  Accounts payable                                                              26,090        13,755
  Accrued compensation                                                           2,801         4,923
  Accrued interest payable                                                       7,903         2,935
  Accrued dividends payable                                                       --           2,140
  Other accrued liabilities                                                     14,379         8,182
                                                                            ----------      --------
    Total current liabilities                                                  135,105       106,615

LONG-TERM DEBT                                                               1,003,468       595,112

DEFERRED INCOME TAXES                                                           28,602        25,872

MINORITY INTERESTS                                                              56,890        15,131

OTHER LONG-TERM LIABILITIES                                                     21,731        21,946
                                                                            ----------      --------
                                                                             1,245,796       764,676
                                                                            ----------      --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                                          130           130
  Net unrealized gain on available for sale securities                            --              26
  Accumulated earnings                                                          68,782        58,142
                                                                            ----------      --------
                                                                                68,912        58,298
                                                                            ----------      --------
                                                                            $1,314,708      $822,974
                                                                            ==========      ========

     The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
          (dollars in thousands, except for earnings per common share)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        -------------------------
                                                                          1998             1997
                                                                        ---------       ---------

OPERATING REVENUE:
  Electric                                                              $  73,935       $  76,897
  Steam                                                                     7,341           7,177
  Lease revenue                                                             1,314            --
  Service revenue under sales-type capital leases                           1,296            --
  Income (loss) from unconsolidated investments in power projects             923            (325)
  Other                                                                     2,410           2,897
                                                                        ---------       ---------
                                                                           87,219          86,646
                                                                        ---------       ---------

OPERATING EXPENSES:
  Fuel expense                                                             19,419          28,111
  Operations and maintenance                                               15,789          16,465
  Cost of services under sales-type capital leases                          1,398            --
  General, administrative and development expenses                          9,355           7,283
  Depreciation and amortization                                            10,174          10,568
                                                                        ---------       ---------
                                                                           56,135          62,427
                                                                        ---------       ---------
OPERATING INCOME                                                           31,084          24,219

OTHER INCOME (EXPENSE):
  Interest expense                                                        (13,243)        (13,383)
  Investment and other income, net                                          2,376           2,684
  Equity in net income of affiliates, net                                     444             499
                                                                        ---------       ---------

INCOME BEFORE MINORITY INTERESTS IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS                                      20,661          14,019

MINORITY INTERESTS IN INCOME BEFORE
  EXTRAORDINARY LOSS                                                       (1,955)         (1,143)
                                                                        ---------       ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                                       18,706          12,876

PROVISION FOR INCOME TAXES                                                 (7,323)         (4,491)
                                                                        ---------       ---------

INCOME BEFORE EXTRAORDINARY LOSS                                           11,383           8,385

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of minority interest and income tax benefit of $473           (743)           --
                                                                        ---------       ---------

NET INCOME                                                              $  10,640       $   8,385
                                                                        =========       =========

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                                      $   43.00       $   29.73
  Extraordinary loss                                                        (5.27)           --
                                                                        ---------       ---------
                                                                        $   37.73       $   29.73
                                                                        =========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                282,000         282,000
                                                                        =========       =========

     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
                             (dollars in thousands)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              ------------------------
                                                                                1998            1997
                                                                              ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  10,640       $  8,385
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                10,174         10,568
    Deferred income taxes                                                         2,730          2,488
    Extraordinary loss on early extinguishment of debt, non-cash portion          2,145           --
    Gain on sale of investment in Bolivian Power                                   --              106
    Minority interests in income, net of dividends                              (18,771)           525
    Equity in net income of unconsolidated affiliates, net of dividends              19          6,677
    Minimum lease payments received                                               1,242           --
    Amortization of unearned lease income                                        (1,314)          --
    Decrease (increase) in accounts receivable                                    2,621         (6,703)
    Decrease in inventories                                                         121            891
    Increase (decrease) in accounts payable                                      (3,633)         7,033
    Increase (decrease) in accrued liabilities                                    1,024         (4,541)
    Decrease (increase) in other                                                 (2,640)           788
                                                                              ---------       --------
  Net cash flows provided by operating activities                                 4,358         26,217
                                                                              ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                                        (574)        (1,644)
    Decrease in marketable securities                                            42,118         43,695
    Investments in affiliates                                                      (106)       (50,822)
    Acquisition of Facilities, net of cash acquired                            (155,324)          --
    Proceeds from sale of investment in Bolivian Power, net                        --             (106)
    Decrease in restricted cash                                                   6,872          2,768
                                                                              ---------       --------
  Net cash flows used in investing activities                                  (107,014)        (6,109)
                                                                              ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                               (2,140)          --
    Proceeds from issuance of debt                                              150,250          2,911
    Repayments of debt                                                          (64,530)       (19,612)
    Increase in deferred financing costs                                         (1,050)          (128)
                                                                              ---------       --------
  Net cash flows provided by (used in) financing activities                      82,530        (16,829)
                                                                              ---------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (20,126)         3,279

CASH AND CASH EQUIVALENTS, beginning of period                                   71,833         89,188
                                                                              ---------       --------

CASH AND CASH EQUIVALENTS, end of period                                      $  51,707       $ 92,467
                                                                              =========       ========

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

         Information presented as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

         The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent Report on Form 10-K for the Six-Month Transition Period ended December 31, 1997, which was filed with the United States Securities and Exchange Commission on March 31, 1998.

2.       COGENTRIX OF PENNSYLVANIA, INC.

         In January 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate the Ringgold Facility's power purchase agreement. This termination agreement was the result of a request for proposals to buy-back or restructure power sales agreements issued to all major operating IPP projects in Penelec's territory in April 1997. The termination agreement with Penelec provides for a payment to the Company of approximately $25 million which will be sufficient to retire all of Cogentrix of Pennsylvania, Inc.'s ("CPA") outstanding project debt. The buy-back of the power purchase agreement is subject to the issuance of an order by the Pennsylvania Public Utility Commission granting Penelec the authority to fully recover from its customers the consideration paid to CPA under the buyout agreement. Management does not expect this event to have an adverse impact on the Company's consolidated results of operations, cash flows or financial position.

3.       JAMES RIVER COGENERATION COMPANY

         Effective February 1998, James River Cogeneration Company ("JRCC"), a joint venture owned 50% by the Company, which owns a cogeneration facility located in Hopewell, Virginia (the "Hopewell Facility"), amended its power sales agreement with Virginia Electric and Power Company ("Virginia Power") to provide Virginia Power additional rights related to the dispatch of the Hopewell Facility. In connection with the amendment of the power sales agreement, the Company amended the terms of the existing project debt on the Hopewell Facility.

         The amended terms of the JRCC project debt resulted in an extension of the final maturity of the note payable by six months to December 31, 2002 and an increase in the amount of outstanding borrowings of $34.6 million, the proceeds of which (net of transaction costs) were distributed to the JRCC partners. The amended note payable accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of .875% through February 1999 and 1.00% thereafter. The amended credit facility also provides for a $5 million letter of credit to secure the project's obligation to pay debt service. Cogentrix Energy, Inc. has indemnified the lenders of the credit facility for any cash deficits the Hopewell Facility could experience as a result of incurring certain costs, subject to a cap of $10.6 million. An extraordinary loss of $2.4 million was recorded in the first quarter of 1998 related to the write-off of unamortized deferred financing costs from the original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

4.       WHITEWATER AND COTTAGE GROVE TRANSACTION

         In March 1998, the Company acquired from LS Power Corporation (the "LS Acquisition") an approximate 74% ownership interest in two partnerships which own and operate electric generating facilities located in Whitewater, Wisconsin (the "Whitewater Facility") and Cottage Grove, Minnesota (the "Cottage Grove Facility"). Each of the Cottage Grove and Whitewater Facilities is a 245 megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of both of these facilities commenced in the last half of calendar 1997. The Cottage Grove Facility sells capacity and energy to Northern States Power Company under a 30-year power sales contract terminating in 2027. The Whitewater Facility sells capacity and energy to Wisconsin Electric Power Company under a 25-year power sales contract terminating in 2022. Each of the power sales contracts has characteristics similar to a lease in that the agreement gives the purchasing utility the right to use specific property, plant and equipment. As such, each of the power sales contracts is accounted for as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

         The aggregate acquisition price for the equity interests acquired in the Cottage Grove and Whitewater Facilities acquired by the Company was $158.0 million. In addition, the Company pre-funded a $16.7 million distribution to the previous owners, which represented unused construction contingency and cash flows that were accumulated by the Cottage Grove and Whitewater Facilities prior to January 1, 1998. Cogentrix Energy, Inc. received $15.7 million of this distribution in April 1998 and expects to receive a distribution of the remaining $1 million in calendar 1998. The purchase price was funded with proceeds of the Company's corporate credit facility and corporate cash balances.

         The Company accounted for the LS Acquisition using the purchase method of accounting. The accompanying consolidated balance sheet as of March 31, 1998 reflects 100% of the assets and liabilities of the partnerships acquired consisting primarily of net investment in leases of $496.7 million and long-term debt of $332 million, respectively. The minority owner's share of the partnerships' net assets is included in "minority interests" on the accompanying consolidated balance sheet as of March 31, 1998. The accompanying consolidated statement of income for the three months ended March 31, 1998 includes the results of operations of the acquired facilities since the closing date of the LS Acquisition (March 20, 1998).

         The following unaudited pro forma consolidated results for the Company for the three months ended March 31, 1998 give effect to the LS Acquisition as if such transaction had occurred on January 1, 1998 (in thousands, except per share amount).

                                                          Pro Forma
                                                      Three Months Ended
                                                        March 31, 1998
                                                      ------------------
                      Revenues                             $106,628
                      Net Income                             10,533
                      Earnings per share                      37.35

5.       BECHTEL ASSET ACQUISITION

         In March 1998, the Company signed an agreement with Bechtel Generating Company, Inc. to acquire ownership interests in 12 electric generating facilities, comprising a net equity interest of approximately 360 megawatts, and one interstate natural gas pipeline in the United States (the "Bechtel Asset Acquisition"). The closing of the

Bechtel Asset Acquisition, which is subject to customary conditions including the obtaining of certain consents and regulatory approvals, is currently expected to occur in calendar 1998. Management anticipates accounting for each of these investments under the equity method.

         In connection with the Bechtel Asset Acquisition, the Company plans to issue up to $250 million of senior notes in a Rule 144A offering with a covenant to register exchange notes with the U.S. Securities and Exchange Commission. These senior notes will be unsecured and will rank pari passu with the Company's $100 million of outstanding Senior Notes due 2004. The Company intends to use the net proceeds to finance the Bechtel Asset Acquisition, to repay the outstanding borrowings under the Company's corporate credit facility, which were incurred to finance a portion of the purchase price of the LS Acquisition, and for general corporate purposes. In connection with this anticipated debt offering, the Company executed an interest rate agreement in March 1998 covering a notional amount of $237 million for a period of four months to hedge against fluctuations in interest rates prior to the completion of the debt offering.

6.       PENDING CLAIMS AND LITIGATION

         Effective September 1996, the Company amended the power sales agreements on its Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport Facilities. Under the amended terms of these power sales agreements, the purchasing utility has exercised its right of economic dispatch resulting in significant reductions in fuel requirements at each of these facilities. In response to this reduction in fuel requirements, one of the coal suppliers for these facilities initiated an arbitration proceeding and another filed a civil action against certain subsidiaries of the Company. The arbitration proceeding was completed in October, 1997, with the arbitration panel denying any recovery to the coal supplier. The coal supplier subsequently challenged the arbitration panel's ruling on grounds of arbitration impartiality. On April 15, 1998, the federal district court issued an order vacating the arbitration award and directing a new arbitration be conducted. The Company is appealing this decision to the Fourth Circuit United States Court of Appeals. The Company believes that the claims of arbitration impartiality are without merit and that the arbitration award is valid and will be upheld on appeal. With respect to the civil action filed by the other coal supplier, management believes that there is no basis for certain claims and there are meritorious defenses as to the remainder. The Company intends to vigorously defend the pending civil action.

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

         The Company has established reserves which management believes to be adequate to cover any costs resulting from these matters. Management believes that the resolution of these disputes will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

GENERAL

         The Company is engaged in the acquisition, development, ownership, and operation of power generation facilities and the sale of electricity and steam in the United States and selected international markets. The Company owns (entirely or in part) 13 power generation facilities having an aggregate generating capacity of 1,610 megawatts. The Company has a pending acquisition, subject to the fulfillment of all required conditions, of ownership interests in 12 domestic power generation facilities, comprising an aggregate generating capacity of approximately 2,400 megawatts. Upon completion of the pending acquisition, the Company's net interest in power generation facilities will be 1,675 megawatts, an increase from 840 megawatts in 1994.

         Each of the Company's generating facilities relies on a power sales agreement for the majority of its revenues. During the three months ended March 31, 1998, two regulated utilities, Carolina Power & Light Company ("CP&L") and Virginia Power, accounted for approximately 82.3% of the Company's consolidated revenues. As a result of the Company's recent growth, the Company's operations will become more diverse with regard to both geography and fuel source and less dependent on any single project or customer.

         Each of the Company's power generation facilities produces electricity for sale to a utility and thermal energy for sale to an industrial user. The electricity and thermal energy generated by these facilities are typically sold under long-term power or steam sales agreements, generally having original terms of 20 to 30 years. Several of the Company's generating facilities originally sold electricity under long-term "must-run" power sales agreements, which obligated the utility to purchase all electricity generated by the power generation facility. Over the last two years, the Company has amended the majority of these "must-run" power sales agreements to provide the utility the right to suspend or reduce purchases of energy from the facilities if the utility determines it can operate its system for a designated period more economically. These amended power sales agreements are structured such that the Company continues to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service, fixed operating costs, and constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which are reduced (or possibly eliminated) as a result of economic dispatch, primarily cover variable operating and maintenance costs as well as fuel and fuel transportation costs. The restructuring of a "must-run" power sales agreement to an economic dispatch power sales agreement causes a significant reduction in electric revenues received under the contract, which is offset by a corresponding reduction in fuel and fuel transportation costs and operations and maintenance expense. In response to the reduction in fuel requirements at certain of the facilities at which the Company has restructured the power sales agreement, the facilities' coal suppliers have instituted various legal proceedings against the Company seeking to recover damages. See "Part II - Item 1. Legal Proceedings" herein.

         Certain of the Company's power sales agreements either terminate in years 2000 through 2002 or provide for a significant reduction in capacity payments received under such agreements after 2002. Accordingly, revenues recognized by the Company under these power sales agreements after 2002 will be eliminated or significantly reduced.

         In March 1998, the Company acquired ownership interests in two gas-fired power generation facilities located in the Midwest United States having an aggregate generating capacity of 490 megawatts. The power sales agreements for these facilities meet the criteria of a "sales-type" capital lease as described in Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." The Company has recorded a net investment in lease which reflects the present value of future minimum lease payments. Future minimum lease payments represent the amount of capacity payments due from the utilities under the power sales agreements in excess of fixed operating costs (i.e., executory costs). The difference between the undiscounted future minimum lease payments due from the utilities and the net investment in lease represents unearned income. This unearned income will be recognized as lease revenue over the term of the power sales agreements using the effective interest rate method. The Company will also recognize service revenue related to the reimbursement of costs incurred in operating the facilities and providing electricity and thermal energy. The amount of service revenue recognized by the Company will be directly related to the level of dispatch of the facilities by the utilities and to a lesser extent the level of thermal energy required by the steam hosts.

         The activities of the Company's power generation facilities are subject to stringent environmental regulations by federal, state, local and (for future non-U.S. projects) foreign governmental authorities. The Clean Air Act Amendments of 1990 require states to impose permit fees on certain emissions, and Congress may consider proposals to restrict or tax certain emissions, which proposals, if adopted, could impose additional costs on the operation of the Company's facilities. There can be no assurance that the Company's business and financial condition would not be materially and adversely affected by the cost of compliance with future changes in domestic or foreign environmental laws and regulations or additional requirements for reduction or control of emissions imposed by regulatory authorities in connection with renewals of required permits. The Company maintains a comprehensive program to monitor its project subsidiaries' compliance with all applicable environmental laws, regulations, permits and licenses.

         The domestic power generation industry is currently going through a period of significant change as many states are implementing or considering regulatory initiatives designed to increase competition. In addition to restructuring activities in various states, there have also been several industry restructuring bills introduced in Congress. The Company cannot predict the final form or timing of the proposed restructurings and the impact, if any, that such restructurings would have on the Company's existing business or consolidated results of operations. The Company believes that any such restructuring would not have a material adverse effect on its power sales agreements and, accordingly, believes that its existing business and results of consolidated operations would not be materially adversely affected, although there can be no assurance in this regard.

         In 1996, the Company began making investments in partnerships formed to develop, construct and operate greenhouses to produce tomatoes. These partnerships are currently operating greenhouses with a combined total of 107 acres of production capacity. The Company has a 50% interest in each partnership and accounts for these investments under the equity method.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                          Three Months Ended March 31,
                                                     ----------------------------------------
                                                            1998                   1997
                                                     -----------------      -----------------
                                                         (dollars in thousands, unaudited)

        Total operating revenues                     $87,219      100%      $86,646      100%
        Operating costs                               36,606       42        44,576       51
        General, administrative and development        9,355       11         7,283        9
        Depreciation and amortization                 10,174       11        10,568       12
                                                     -------      ---       -------      ---

        Operating income                             $31,084       36%      $24,219       28%
                                                     =======      ===       =======      ===


         Total operating revenues increased 1.0% to $87.2 million for the first quarter of 1998 as compared to the first quarter of 1997. This increase was primarily attributable to the $2.6 million aggregate amount of lease revenue and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater Facilities in which the Company acquired its interests on March 20, 1998. The increase in revenues also relates to a $1.2 million increase during the quarter (as compared to the previous year fiscal quarter) in equity earnings from the Birchwood Facility. These increases in operating revenues were partially offset, however, by a $4.6 million decrease in electric revenues resulting from the restructuring of the Company's power sales agreements on the Portsmouth Facility in December 1997 and the Hopewell Facility in February 1998 to give the purchasing utility the right to suspend or reduce purchases of energy from the facilities.

         The Company's operating costs decreased 17.9% to $36.6 million for the first quarter of 1998 as compared to the first quarter of 1997. This decrease resulted primarily from the significant decrease in operating costs at the Portsmouth and Hopewell Facilities associated with the recent restructuring of their power sales agreements. The decrease also related to decreases in operating costs incurred by ReUse Technology, Inc., a wholly-owned subsidiary of the Company ("ReUse"), related to third party agreements. These decreases in operating costs were partially offset during the first quarter of 1998 by an increase in maintenance costs at the Richmond Facility associated with routine maintenance performed during the first quarter of fiscal 1998 and operating expenses incurred at the Cottage Grove and Whitewater Facilities, interests in which the Company acquired on March 20, 1998.

         General, administrative and development expenses increased 28.5% to $9.4 million for the first quarter of 1998 as compared to the first quarter of 1997. These increases related primarily to an increase in expense under the profit sharing plan, an increase in performance bonuses and a general increase in consulting expenses related to development activity.

         The Company's long term debt averaged $729 million with a weighted average interest rate of 7.27% for the first quarter of 1998 as compared with average long-term debt of $713 million with a weighted average interest rate of 7.51% for the first quarter of 1997. The increase in weighted average debt outstanding related to the increase in project debt outstanding at the Portsmouth Facility, which was refinanced in December 1997, and the Hopewell Facility, which was refinanced in February 1998. The increase also related to outstanding borrowings under the Company's corporate credit facility at the end of the first quarter of 1998, which were incurred to fund a portion of the acquisition price of the Company's interests in the Whitewater and Cottage Grove Facilities. The decrease in weighted average interest rate relates primarily to the expiration of an interest rate swap agreement on the Richmond Facility's project debt in September 1997.

         The increase in minority interests in income for the first quarter of 1998 as compared to the first quarter of 1997 related to a reduction in operating costs incurred at the Hopewell Facility in the first quarter of 1998 as compared to the first quarter of 1997. Minority interests in income on the accompanying consolidated statement of income for the three months ended March 31, 1998 is based on income before the recognition of an extraordinary loss on early extinguishment of debt related to the refinancing of the Hopewell Facility's project debt in February 1998.

         The extraordinary loss on early extinguishment of debt for the first quarter of 1998 related to the refinancing of the Hopewell Facility's project debt in January 1998. The loss consisted of a write-off of the deferred financing costs on the Hopewell Facility's original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

LIQUIDITY AND CAPITAL RESOURCES

         The principal components of operating cash flow for the first quarter of 1998 were generated by net income of $10.6 million, increases due to adjustments for depreciation and amortization of $10.2 million, deferred income taxes of $2.7 million and write-off of deferred financing costs of $2.1 million, which were partially offset by minority interests in income, net of dividends, of $18.8 million and a net $2.5 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $4.4 million, proceeds from borrowings of $150.3 million, proceeds from the sale of marketable securities of $42.1 million, and $6.9 million of cash escrows and restricted marketable securities released were primarily used to acquire interests in facilities of $155.3 million, purchase property plant and equipment of $0.6 million, make investments in affiliates of $0.1 million, repay project finance borrowings of $64.5 million, pay deferred financing costs of $1.0 million, and pay common stock dividends of $2.1 million.

         Historically, the Company has financed each facility primarily under financing arrangements and related documents which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing." The project financing debt of the Company's subsidiaries (aggregating $935.4 million as of March 31, 1998) is substantially non-recourse to the Company and its other project subsidiaries, except in connection with certain transactions where Cogentrix Energy, Inc. or Cogentrix, Inc. has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits the projects may experience as a result of incurring certain costs, subject to an aggregate cap of $51.9 million. In addition, Cogentrix has guaranteed certain project subsidiaries' obligations to the utility under power sales agreements and obligations of up to $1.5 million of ReUse under an ash disposal agreement with an unrelated third party. Because certain of these limited guarantees and other obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of the Company's potential exposure under these guarantees cannot be quantified. The aggregate contractual liability of the Company to its subsidiaries' project lenders is, in each case, a small portion of the aggregate project debt. If, however, the Company were required to satisfy all these guarantees and other obligations, or even one or more of the significant ones, such event could have a material adverse impact on the Company's financial condition.

         As of March 31, 1998, the Company had long-term debt (including the current portion thereof) of approximately $1,085.4 million. With the exception of the Company's $100 million of Senior Notes issued in March 1994 and the $50 million outstanding under the Company's corporate credit facility, substantially all of such indebtedness is project financing debt that is substantially non-recourse to the Company. Future annual maturities of long-term debt range from $78.3 million to $87.7 million in the five-year period ending December 31, 2002. The Company believes that its project subsidiaries will generate sufficient cash flow to pay all required debt service on the project financing debt and allow them to pay management fees and dividends to Cogentrix Energy, Inc. periodically in sufficient amounts to allow Cogentrix Energy, Inc. to pay all required debt service on the Senior Notes, fund a significant portion of its development activities and meet its other obligations. If, as a result of unanticipated events, the Company's ability to generate cash from operating activities is significantly impaired, the Company could be required to curtail its development activities to meet its debt service obligations.

         In May 1997, the Company entered into a credit agreement with Australia and New Zealand Banking Group Limited, as Agent, which provides for a $50 million revolving credit facility (the "Corporate Credit Facility") with a term of three years (the "Revolving Term"). The Corporate Credit Facility provides for one-year extensions of the Revolving Term, subject to lender consent. The Company can utilize the Corporate Credit Facility in the form of direct advances or the issuance of unsecured letters of credit. The outstanding balance of the Corporate

Credit Facility at the end of the Revolving Term is payable over two years in four equal semiannual repayments of direct advances or collateralization of letters of credit. As of March 31, 1998, the Company had $50 million of advances outstanding and no available balance under the Corporate Credit Facility. The $50 million borrowed under the Corporate Credit Facility was utilized to fund a portion of the purchase price related to the LS Acquisition.

         Any projects the Company develops in the future, and those independent power projects it may seek to acquire, are likely to require substantial capital investment. The Company's ability to arrange financing on a substantially non-recourse basis and acquisition financing and the cost of such capital are dependent on numerous factors. In order to access capital on a substantially non-recourse basis in the future, the Company may have to make larger equity investments in, or provide more financial support for, the project entity.

         The ability of the Company's project subsidiaries and the project entities in which it has an investment to pay dividends and management fees periodically to Cogentrix Energy, Inc. is subject to certain limitations in their respective project credit documents. Such limitations generally require that: (i) project debt service payments be current, (ii) project debt service coverage ratios be met, (iii) all project debt service and other reserve accounts be funded at required levels and (iv) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary.

         In December 1997, the Company substantially completed construction of a 248 megawatt combined-cycle, gas-fired electric generation facility (the "Clark Facility") for Public Utility District Number 1 of Clark County, Washington ("Clark") and earned a construction management fee of $4.5 million. Upon final completion of the facility and acceptance by Clark, the Company will earn an additional construction management fee of $500,000 and will also share in 50% of the amount, if any, of the excess of the contract amount ($117 million) over the actual costs and expenses incurred in constructing the Clark Facility. The Company's share of the excess is currently expected to be approximately $4 million.

         In December 1997, the Company renegotiated the project financing arrangements for its Portsmouth Facility. The amended agreements resulted in an extension of the final maturity date of the loan by three months and an increase in the amount of commitment provided by the project lenders in the form of a $40.5 million revolving credit facility. This revolving credit facility is available to be drawn by Cogentrix Virginia Leasing Corporation, the project subsidiary owning the Portsmouth Facility ("CVLC"), at any time for general corporate purposes, including paying dividends to Cogentrix Energy, Inc. In March 1998, CVLC borrowed $20 million under the revolving credit facility and distributed the entire proceeds to Cogentrix Energy, Inc. for purposes of funding a portion of the purchase price related to the LS Acquisition.

         In February 1998, the Company renegotiated the project financing arrangements for its Hopewell Facility, in which it owns a 50% interest. The amended agreements resulted in a $34.6 million increase in outstanding indebtedness of JRCC and extended the final maturity date of the loan by six months. JRCC transferred substantially all of the additional funds borrowed (net of transaction costs) to its partners. The distribution received by Cogentrix Energy, Inc. related to the refinancing was approximately $16.6 million, which was used by the Company to fund a portion of the acquisition price related to the LS Acquisition.

         In March 1998, the Company acquired from LS Power Corporation an approximate 74% ownership interest in the Whitewater Facility and the Cottage Grove Facility. Each of the Cottage Grove and Whitewater Facilities is a 245 megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of both facilities commenced in the last half of calendar 1997. The aggregate acquisition price for the equity interests in the Cottage Grove and Whitewater Facilities acquired by the Company was $158.0 million. In addition, the Company pre-funded a $16.7 million distribution to the previous owners, which represented unused construction contingency and cash flows that were accumulated by the Cottage Grove and Whitewater Facilities prior to January 1, 1998. Cogentrix Energy, Inc. received a distribution of $15.7 million in April 1998 and expects to receive a distribution of the remaining $1.0 million in 1998. The purchase price was funded with proceeds of the Corporate Credit Facility and corporate cash balances.

         In March 1998, the Company signed an agreement with Bechtel Generating Company, Inc. to acquire ownership interests in 12 electric generating facilities, comprising a net equity interest of 360 megawatts, and one interstate natural gas pipeline in the United States (the "Bechtel Asset Acquisition"). The closing of the Bechtel Asset Acquisition, which is subject to customary conditions including the obtaining of certain consents and regulatory approvals, is currently expected to occur in calendar 1998.

         In connection with the Bechtel Asset Acquisition, the Company plans to issue up to $250 million of additional senior notes in a Rule 144A offering with a covenant to register exchange notes under the Securities Act of 1933, as amended. The additional senior notes will be unsecured and will rank pari passu with the Company's $100 million of outstanding Senior Notes due 2004. The net proceeds will be used by the Company to finance the Bechtel Asset Acquisition and to repay the outstanding borrowings under the Corporate Credit Facility. In connection with this anticipated debt offering, the Company executed an interest rate agreement in March 1998 covering a notional amount of $237 million for a period of four months to hedge against fluctuations in interest rates prior to the completion of the debt offering.

         For the fiscal year ended June 30, 1997, the Company's board of directors declared a dividend on its outstanding common stock of $5.0 million, which was paid in September 1997. The Company's board of directors declared a dividend on its outstanding common stock of $2.1 million for the six-month period ended December 31, 1997, which was paid in March 1998. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of the Company's net income for the immediately preceding fiscal year. In addition, under the terms of the indentures for the Senior Notes and the Corporate Credit Facility, the Company's ability to pay dividends and make other distributions to its shareholders is restricted.

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

         Under the power sales agreements for certain of the Company's facilities, energy payments are indexed, subject to certain caps, to reflect the purchasing utility's solid fuel cost of producing electricity. The Company's other power sales agreements provide periodic, scheduled increases in energy prices that are designed to match periodic, scheduled increases in fuel and transportation costs that are included in the fuel supply and transportation contracts for the facilities.

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

YEAR 2000 COMPLIANCE

         The Company is currently evaluating its information technology infrastructure for Year 2000 compliance. The majority of the Company's internal financial information systems are being replaced with a fully compliant new system. This new system is expected to be implemented by January 1, 1999. The Company is also evaluating its plants' operating systems. Based on present information, the Company believes that only minor modifications and upgrades will be required for the operating systems to be Year 2000 compliant. As such, the Company does not anticipate that the costs incurred to complete the necessary transition to ensure Year 2000 compliance will have a material impact on the Company's consolidated results of operations, cash flows or financial position. Any costs necessary to modify existing systems to ensure Year 2000 compliance will be expensed as incurred. The Company is also communicating with customers, suppliers, financial institutions and others to coordinate Year 2000 conversion. In the event that any of the Company's significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

CHANGE OF CORPORATE FISCAL YEAR

         Effective January 1, 1998, the Company changed its fiscal year to commence on January 1 and conclude on December 31 of each year. The Company's fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Under the terms of the amended power sales agreements for the Elizabethtown, Lumberton, Kenansville (the "ELK Facilities"), Roxboro and Southport Facilities, the purchasing utility, CP&L, has exercised its right of economic dispatch resulting in significantly reduced fuel requirements at each of these facilities. Coal is supplied to the ELK Facilities by James River Coal Sales, Inc. ("James River") and its affiliate, Bell County Coal Corporation. Coal was supplied to the Southport Facility until November 1997 by Coastal Coal Sales, Inc. ("Coastal"). The coal sales agreements for both the ELK Facilities and the Southport Facility provide for the sale and purchase of the coal requirements of those facilities through the respective contract term.

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

         As a result of the economic dispatch of these facilities and their consequently reduced fuel requirements, the Company's project subsidiaries operating these facilities are purchasing significantly less coal. James River, Coastal and Arch have each initiated either a civil action or an arbitration proceeding seeking to recover damages and, in some cases, seeking injunctive relief. A summary of each of these pending disputes is set forth below.

JAMES RIVER DISPUTE (ELK FACILITIES)

         In November 1996, James River and its affiliate instituted an action in the United States District Court for the Eastern District of Kentucky against Cogentrix Eastern Carolina Corporation ("CECC") claiming breach of contract and fraud in the inducement based on the reduction in fuel requirements at the ELK Facilities. In this complaint, James River and its affiliate sought specific performance and, in the alternative, an unspecified amount of damages.

         CECC filed a motion to dismiss the complaint for (i) lack of jurisdiction and (ii) failure to state a claim upon which relief can be granted. Prior to the court ruling on the motion, the case was transferred in September 1997 to the United States District Court, Western District of North Carolina. The CECC motion to dismiss was taken up by the North Carolina court, which by order dated January 8, 1998 denied the motion to dismiss count I (breach of contract) and granted the motion to dismiss count II (fraud in the inducement). James River filed an amended complaint on January 29, 1998, and CECC refiled its motion to dismiss count II of the amended complaint on February 24, 1998. On April 20, 1998, the court issued an order dismissing with prejudice count II of the amended complaint.

         The coal sales agreement for the ELK Facilities contains an arbitration provision requiring contract disputes to be submitted to arbitration in Charlotte, North Carolina. CECC has filed with the court seeking to compel enforcement of that arbitration provision.

COASTAL DISPUTE (SOUTHPORT FACILITY)

         In October 1996, Coastal initiated an arbitration proceeding against Cogentrix of North Carolina, Inc. ("CNC") through the American Arbitration Association in Charlotte, North Carolina. The notice of arbitration alleged breach of contract based on the reduction in fuel requirements at the Southport Facility. The arbitration was conducted by a three-member panel during the period September 30 through October 3, 1997, and an arbitration award was rendered on October 22, 1997 in favor of CNC denying any recovery to Coastal ("Arbitration Award").

         On January 20, 1998, ANR Coal Company, L.L.C. ("ANR"), as successor to Coastal, filed a complaint in United States District Court for the Western District of North Carolina (the "Court") seeking an order vacating the Arbitration Award. The principal basis of the complaint is an allegation that the impartial third arbitrator of the panel of arbitrators was improperly biased and failed to make complete disclosure of pertinent information during the selection process. CNC filed its motion to dismiss, motion to confirm and answer on February 17, 1998. CNC does not believe the allegations of ANR in the complaint are meritorious or provide a basis upon which the Court could properly vacate the Arbitration Award. On April 15, 1998, the district court issued an order vacating the Arbitration Award and directing a new arbitration be conducted. CNC is appealing this decision to the United States Court of Appeals, Fourth Circuit, where the issue will be reviewed de novo. The Company continues to be optimistic that the Arbitration Award is valid and will be upheld on appeal.

ARCH DISPUTE (PORTSMOUTH FACILITY)

         In March 1998, Arch filed a complaint in the United States District Court, Southern District of West Virginia against CVLC, the Company's project subsidiary that owns and operates the Portsmouth Facility, alleging a breach of contract. In the complaint, Arch claims that CVLC (i) is obligated to purchase approximately 360,000 tons of coal per year, (ii) breached the Coal Agreement by wrongfully reducing its requirements of coal, and (iii) violated a duty of good faith and fair dealing owed to Arch. Arch also seeks damages for CVLC's failure to purchase such quantities of coal.

         The claims made by Arch directly contradict the clear, overriding provisions of the coal sales agreement, which specifically provide that notwithstanding any provision in the agreement to the contrary, CVLC shall not be obligated to purchase more than the Portsmouth Facility's requirements of coal. Furthermore, the coal agreement contains an arbitration clause, which the Company believes is enforceable, that requires any disputes between the parties to be resolved by arbitration in Charlotte, North Carolina. CVLC has filed preliminary motions contesting the action proceeding in West Virginia and seeking transfer to Federal District Court in Charlotte, North Carolina and to compel arbitration in Charlotte.

         The Company is confident that the claims made by Arch against CVLC will ultimately be resolved in favor of CVLC. CVLC will vigorously defend the matter, seek to enforce the terms of the agreement against Arch, including the arbitration clause, and otherwise continue to perform under the agreement as required.

SUMMARY OF COAL PURCHASE AGREEMENT DISPUTES

         Management believes that, as to the James River and Arch suits, there is no basis for certain claims and there are meritorious defenses as to the remainder. Management believes the Coastal Arbitration Award was the product of an arbitration process that was entirely proper and in accordance with American Arbitration Association guidelines and procedures. The Company intends to vigorously contest the actions of James River, Arch and ANR (Coastal) and is confident that they will be resolved in favor of the Company. The Company has established reserves which management believes to be adequate to cover any costs which may result from these matters. The ultimate disposition of the James River, Arch and ANR (Coastal) actions, in the judgement of management, will not have a material adverse impact on the Company's consolidated results of operations, cash flows or financial position.

OTHER ROUTINE LITIGATION

         In addition to the litigation described above, the Company experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse impact on the consolidated financial position or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  Exhibit No.              Description of Exhibit
                  -----------              ----------------------

                  10.1 Operating Agreement, dated as of November 14, 1997, between Greenhost, Inc., as Owner, and Village Farms of Virginia, Inc., as Operator (Birchwood Facility). (*)

                  10.2 Purchase Agreement, dated as of March 6, 1998, between Cogentrix Energy, Inc. and Bechtel Generating Company, Inc. (*)

                  10.3 Amendment to Agreement of Limited Partnership, dated as of April 17, 1998, by and among Cogentrix of Buffalo, Inc., Cogentrix Greenhouse Investments, Inc., Village Farms of Delaware, L.L.C., and Village Farms, L.L.C.

                  10.4 Amended and Restated Limited Partnership Agreement, dated as of June 30, 1995, among LSP-Cottage Grove, Inc., Granite Power Partners, L.P., and TPC Cottage Grove, Inc.
                                    (1)

                  10.4(a) Amendment #1 to the Cottage Grove Partnership Agreement. (2)

                  10.4(b) Consent, Waiver and Amendment No. 2, dated March 20, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P. (4)

                  10.5 Amended and Restated Partnership Agreement, dated as of June 30, 1995, among LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc. (1)

                  10.5(a) Consent, Waiver and Amendment No. 1, dated March 20, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership. (4)

                  10.6 Power Purchase Agreement, dated as of May 9, 1994, between Northern States Power Company and LSP-Cottage Grove, L.P. (1)

                  10.7 Power Purchase Agreement, dated as of December 21, 1993, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)

                  10.7(a) Amendment to Power Purchase Agreement, dated as of February 10, 1994, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)

                  10.7(b) Second Amendment to Power Purchase Agreement, dated as of October 5, 1994, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)

                  10.7(c) Third Amendment to Power Purchase Agreement, dated as of May 5, 1995, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (1)

                  10.7(d) Fourth Amendment to Power Purchase Agreement, dated March 18, 1997, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (3)

                  10.7(e) Fifth Amendment to Power Purchase Agreement, dated February 26, 1998, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (4)

                    27 Financial Data Schedule, which is submitted electronically to the U.S. Securities and Exchange Commission for information only and is not filed.

 -----------------------------

(*) Portions of these agreements have been deleted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(1) Incorporated herein by reference from the Registration Statement on Form S-4, File No. 33-95928 filed with the Securities and Exchange Commission by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership on August 16, 1995, as amended, or from the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(2) Incorporated herein by reference from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, File No. 33-95928 filed with the Securities and Exchange Commission by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(3) Incorporated herein by reference from the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, File No. 33-95928 filed with the Securities and Exchange Commission by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(4) Incorporated herein by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.

         (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, dated January 12, 1998, with respect to the determination of the Company's board of directors to change the Company's fiscal year to commence on January 1 and conclude on December 31 of each year.

         The Company filed a Current Report on Form 8-K, dated March 10, 1998, with respect to the March 6, 1998 signing of a Securities Purchase Agreement between the Company and certain of its subsidiaries (the "Purchasers") and LS Power Corporation and Granite Power Partners, L.P. (the "Sellers") pursuant to which the Purchasers agreed to acquire the Sellers' ownership interests in certain of its assets.

         The Company filed a Current Report on Form 8-K, dated March 23, 1998, with respect to the signing of an agreement with Bechtel Generating Company, Inc. ("Bechtel") to acquire Bechtel's ownership interests in certain of its assets and to announce the Company's plans to issue up to $250 million in senior notes pursuant to the Securities and Exchange Commission's Rule 144A in connection with the acquisition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  COGENTRIX ENERGY, INC.
                                  (Registrant)



May 15, 1998                      /s/ JAMES R. PAGANO
                                  -------------------------
                                  James R. Pagano
                                  Group Senior Vice President,
                                  Chief Financial Officer
                                  (Principal Financial Officer)



May 15, 1998                      /s/ THOMAS F. SCHWARTZ
                                  --------------------------
                                  Thomas F. Schwartz
                                  Senior Vice President - Finance
                                  Treasurer
                                  (Principal Accounting Officer)