Form 10-Q
period 1998-06-30
COGENTRIX ENERGY INC
filed 1998-08-14
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



On August 14, 1998, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.


                                                                        Page No.
                                                                        --------

Part I:  Financial Information

Item 1.  Consolidated Condensed Financial Statements:

           Consolidated Balance Sheets at June 30, 1998 (Unaudited)
              and December 31, 1997                                          3

           Consolidated Statements of Income for the Three Months
              and Six Months Ended June 30, 1998 and 1997 (Unaudited)        4

           Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1998 and 1997 (Unaudited)                       5

           Notes to Consolidated Condensed Financial Statements (Unaudited)  6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     10

Part II:  Other Information

Item 1.  Legal Proceedings                                                  17

Item 6.  Exhibits and Reports on Form 8-K                                   19

Signatures                                                                  20

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                             (dollars in thousands)

                                                                                 June            December
                                                                               30, 1998          31, 1997
                                                                              ----------         --------
                                                                             (Unaudited)         (Audited)
                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                   $   31,611         $ 71,833
  Restricted cash                                                                 50,840           27,742
  Marketable securities                                                             --             42,118
  Accounts receivable                                                             62,247           49,781
  Inventories                                                                     18,054           15,210
  Other current assets                                                             4,465            2,465
                                                                              ----------         --------
    Total current assets                                                         167,217          209,149

NET INVESTMENT IN LEASES                                                         497,332             --

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation:  June 30, 1998, $206,961; December 31, 1997, $188,227            488,186          496,589

LAND AND IMPROVEMENTS                                                              2,540            2,540

DEFERRED FINANCING AND ORGANIZATION
  COSTS, net of accumulated amortization:  June 30, 1998, $13,681;
  December 31, 1997, $16,592                                                      31,414           21,085

NATURAL GAS RESERVES                                                               1,958            2,384

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                          77,503           79,072

OTHER ASSETS                                                                      21,555           12,155
                                                                              ----------         --------
                                                                              $1,287,705         $822,974
                                                                              ==========         ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                           $   84,493         $ 74,680
  Accounts payable                                                                27,734           13,755
  Accrued compensation                                                             4,290            4,923
  Accrued interest payable                                                         3,491            2,935
  Accrued dividends payable                                                         --              2,140
  Other accrued liabilities                                                       12,070            8,182
                                                                              ----------         --------
    Total current liabilities                                                    132,078          106,615

LONG-TERM DEBT                                                                   964,820          595,112

DEFERRED INCOME TAXES                                                             32,064           25,872

MINORITY INTERESTS                                                                56,752           15,131

OTHER LONG-TERM LIABILITIES                                                       24,231           21,946
                                                                              ----------         --------
                                                                               1,209,945          764,676
                                                                              ----------         --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                                            130              130
  Net unrealized gain on available for sale securities                              --                 26
  Accumulated earnings                                                            77,630           58,142
                                                                              ----------         --------
                                                                                  77,760           58,298
                                                                              ----------         --------
                                                                              $1,287,705         $822,974
                                                                              ==========         ========



    The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated balance sheets.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three Months and Six Months Ended June 30, 1998 and 1997 (Unaudited)
          (dollars in thousands, except for earnings per common share)

                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                        -------------------------       -------------------------
                                                                           1998            1997            1998           1997
                                                                        ---------       ---------       ---------       ---------

OPERATING REVENUE:
  Electric                                                              $  72,433       $  75,397       $ 146,368       $ 152,294
  Steam                                                                     6,364           6,225          13,705          13,402
  Lease revenue                                                            11,119            --            12,433            --
  Service revenue under capital leases                                     11,956            --            13,252            --
  Income from unconsolidated investments in power projects                    874             458           1,797             226
  Other                                                                     4,891           2,838           7,301           5,735
                                                                        ---------       ---------       ---------       ---------
                                                                          107,637          84,918         194,856         171,657
                                                                        ---------       ---------       ---------       ---------

OPERATING EXPENSES:
  Fuel expense                                                             19,505          31,944          38,924          60,055
  Operations and maintenance                                               16,483          19,578          32,272          36,043
  Cost of services under capital leases                                    13,941            --            15,339            --
  General, administrative and development expenses                          9,797          16,125          19,152          23,408
  Depreciation and amortization                                            10,441          10,777          20,615          21,345
                                                                        ---------       ---------       ---------       ---------
                                                                           70,167          78,424         126,302         140,851
                                                                        ---------       ---------       ---------       ---------
OPERATING INCOME                                                           37,470           6,494          68,554          30,806

OTHER INCOME (EXPENSE):
  Interest expense                                                        (19,842)        (14,801)        (33,085)        (28,184)
  Investment and other income, net                                          1,489           2,771           3,865           5,455
  Equity in net income (loss) of affiliates, net                             (529)           (223)            (85)            183
                                                                        ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS                                      18,588          (5,759)         39,249           8,260

MINORITY INTERESTS IN INCOME BEFORE
  EXTRAORDINARY LOSS                                                       (3,658)         (1,256)         (5,613)         (2,399)
                                                                        ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                                       14,930          (7,015)         33,636           5,861

BENEFIT (PROVISION) FOR INCOME TAXES                                       (6,082)          2,708         (13,405)         (1,783)
                                                                        ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                     8,848          (4,307)         20,231           4,078

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of minority interest and income tax benefit of $473           --              --              (743)           --
                                                                        ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                                       $   8,848       $  (4,307)      $  19,488       $   4,078
                                                                        =========       =========       =========       =========

EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary loss                               $   31.38       $  (15.27)          71.74       $   14.46
  Extraordinary loss                                                         --              --             (2.63)           --
                                                                        ---------       ---------       ---------       ---------
                                                                        $   31.38       $  (15.27)      $   69.11       $   14.46
                                                                        =========       =========       =========       =========



  The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Months Ended June 30, 1998 and 1997 (Unaudited)
                             (dollars in thousands)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                       ---------------------------
                                                                                          1998              1997
                                                                                       ---------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $  19,488          $  4,078
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         20,615            21,345
    Deferred income taxes                                                                  6,192               295
    Extraordinary loss on early extinguishment of debt, non-cash portion                   2,145              --
    Minority interests in income, net of dividends                                       (18,909)            1,158
    Equity in net loss (income) of unconsolidated affiliates, net of dividends             1,716              (409)
    Minimum lease payments received                                                       11,742              --
    Amortization of unearned lease income                                                (12,433)             --
    Increase in accounts receivable                                                       (2,939)           (4,662)
    Decrease (increase) in inventories                                                      (787)            3,041
    Increase in other assets                                                              (5,001)           (7,433)
    Decrease in accounts payable                                                          (1,989)           (1,098)
    Increase (decrease) in accrued liabilities                                            (6,348)           13,097
    Increase in other                                                                      2,174             5,868
                                                                                       ---------          --------
  Net cash flows provided by operating activities                                         15,666            35,280
                                                                                       ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                                               (1,994)           (1,788)
    Decrease in marketable securities                                                     42,118            22,201
    Investments in affiliates                                                               (146)          (50,807)
    Acquisition of facilities, net of cash acquired                                     (155,324)             --
    Decrease (increase) in restricted cash                                                12,716            (1,614)
                                                                                       ---------          --------
  Net cash flows used in investing activities                                           (102,630)          (32,008)
                                                                                       ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                                       150,400             2,612
    Repayments of debt                                                                  (102,640)          (32,017)
    Increase in deferred financing costs                                                  (1,018)             (459)
                                                                                       ---------          --------
  Net cash flows provided by (used in) financing activities                               46,742           (29,864)
                                                                                       ---------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (40,222)          (26,592)

CASH AND CASH EQUIVALENTS, beginning of period                                            71,833            89,188
                                                                                       ---------          --------

CASH AND CASH EQUIVALENTS, end of period                                               $  31,611          $ 62,596
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

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

1.         Principles of Consolidation and Basis of Presentation

           The accompanying unaudited consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc. and its subsidiary companies (collectively, the "Company") and a 50%-owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner. Investments in other affiliates in which the Company has a 20% to 50% interest and/or the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. All material intercompany transactions and balances among Cogentrix Energy, Inc., its subsidiary companies and its consolidated joint venture have been eliminated in the accompanying consolidated condensed financial statements.

           Information presented as of June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

           The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent Report on Form 10-K for the Six-Month Transition Period Ended December 31, 1997, which was filed with the United States Securities and Exchange Commission on March 31, 1998.

2.         Cogentrix of Pennsylvania, Inc.

            In January 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate the Ringgold Facility's power purchase agreement. This termination agreement was the result of a request for proposals to buyback or restructure power sales agreements issued to all major operating independent power producer projects in Penelec's territory in April 1997. The termination agreement with Penelec provides for a payment to the Company of approximately $25 million, which will be sufficient to retire all of Cogentrix of Pennsylvania, Inc.'s ("CPA") outstanding project debt. The buyback of the power purchase agreement is subject to the issuance of an order (satisfactory to Penelec) by the Pennsylvania Public Utility Commission granting Penelec the authority to fully recover from its customers the consideration paid to CPA under the buyout agreement. Management does not expect the termination of the Ringgold Facility's power purchase agreement with Penelec, if it occurs, to have an adverse impact on the Company's consolidated results of operations, cash flows or financial position.

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

4.         Whitewater and Cottage Grove Transaction

           In March 1998, the Company acquired from LS Power Corporation (the "LS Acquisition") an approximate 74% ownership interest in two partnerships which own and operate electric generating facilities located in Whitewater, Wisconsin (the "Whitewater Facility") and Cottage Grove, Minnesota (the "Cottage Grove Facility"). Each of the Cottage Grove and Whitewater Facilities is a 245-megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of both of these facilities commenced in the last half of calendar 1997. The Cottage Grove Facility sells capacity and energy to Northern States Power Company under a 30-year power sales contract terminating in 2027. The Whitewater Facility sells capacity and energy to Wisconsin Electric Power Company under a 25-year power sales contract terminating in 2022. Each of the power sales contracts has characteristics similar to a lease in that the agreement gives the purchasing utility the right to use specific property, plant and equipment. As such, each of the power sales contracts is accounted for as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

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

           The Company accounted for the LS Acquisition using the purchase method of accounting. The accompanying consolidated balance sheet as of June 30, 1998 reflects 100% of the assets and liabilities of the acquired partnerships, consisting primarily of net investment in leases of $497.3 million and long-term debt of $332 million, respectively. The minority owner's share of each partnership's net assets is included in "minority interests" on the accompanying consolidated balance sheet as of June 30, 1998. The accompanying consolidated statements of operations for the three months and six months ended June 30, 1998 include the results of operations of the acquired facilities since the closing date of the LS Acquisition (March 20, 1998).

           The following unaudited pro forma consolidated results for the Company for the six months ended June 30, 1998 give effect to the LS Acquisition as if the transaction had occurred on January 1, 1998 (in thousands, except per share amount).

                                                      Pro Forma
                                                   Six Months Ended
                                                    June 30, 1998
                                                   ----------------

                 Revenues                             $ 214,265
                 Net Income                           $  19,752
                 Earnings per share                   $   70.04

5.         Bechtel Asset Acquisition

           In March 1998, the Company signed an agreement with Bechtel Generating Company, Inc. ("BGCI") to acquire ownership interests in 12 electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline in the United States (the "BGCI Acquisition"). The closing of the BGCI Acquisition, which is subject to customary conditions including the obtaining of certain consents and regulatory approvals, is currently expected to occur in calendar 1998. Management anticipates accounting for each of these investments under the equity method.

           In connection with the BGCI Acquisition, the Company plans to issue up to $300 million of senior notes in a Rule 144A offering with a covenant to register exchange notes with the U.S. Securities and Exchange Commission. These senior notes will be unsecured and will rank pari passu with the Company's $100 million of outstanding Senior Notes due 2004. The Company intends to use the net proceeds to finance the BGCI Acquisition, to repay the outstanding borrowings under the Company's corporate credit facility and for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development. In connection with this anticipated debt offering, the Company executed an interest rate agreement in March 1998 covering a notional amount of $237 million to hedge against fluctuations in interest rates prior to the completion of the debt offering.

6.         Pending Claims and Litigation

           Effective September 1996, the Company amended the power sales agreements on its Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport Facilities. Under the amended terms of these power sales agreements, the purchasing utility has exercised its right of economic dispatch resulting in significant reductions in fuel requirements at each of these facilities. In response to this reduction in fuel requirements, one of the coal suppliers for these facilities initiated an arbitration proceeding and another filed a civil action against certain subsidiaries of the Company. The arbitration proceeding was completed in October 1997, with the arbitration panel denying any recovery to the coal supplier. The coal supplier subsequently challenged the arbitration panel's ruling on grounds of partiality by the neutral arbitrator. On April 15, 1998, the federal district court issued an order vacating the arbitration award and directing a new arbitration be conducted. The Company has appealed this decision to the United States Court of Appeals for the Fourth Circuit. The Company believes that the district court action was in error, that the arbitration award is valid and will be upheld on appeal. With respect to the civil action filed by the other coal supplier, one count has been dismissed with prejudice and the court has directed the remaining claim is to be resolved by arbitration conducted in Charlotte. The Company intends to vigorously contest the arbitration and is confident it will prevail.

           Effective December 1997, the Company amended the power sales agreement on its Portsmouth Facility. Under the amended terms, the purchasing utility has exercised its right of economic dispatch which has led to significant reductions in that facility's fuel requirements. In response to the reduced fuel requirements, the coal supplier for the Portsmouth Facility filed a civil action in federal district court against a subsidiary of the Company. Upon motion by the Company, the court has stayed the action pending arbitration of the claims in Charlotte. The Company intends to vigorously contest the claims in arbitration and is confident it will prevail.

           The Company has established reserves which management believes to be adequate to cover any costs resulting from these matters. Management believes that the resolution of these disputes will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

7.          Recently Issued Accounting Pronouncement

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

           SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Early adoption is allowed. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

           The Company has not yet quantified the impacts of adopting
SFAS No. 133 on the consolidated financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements.

           The information called for by this item is hereby incorporated herein by reference to pages 3 through 9 of this report.

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

General

           The Company is engaged in the acquisition, development, ownership, and operation of electric generating facilities and the sale of electricity and steam in the United States and selected international markets. At December 31, 1997, the Company owned (entirely or in part) 11 electric generating facilities having an aggregate generating capacity of 1,140 megawatts. In March 1998, the Company acquired ownership interests in two gas-fired electric generating facilities in the Midwest United States having an aggregate generating capacity of 490 megawatts. In addition, the Company has a pending acquisition of BGCI's ownership interest in 12 electric generating facilities, comprising an aggregate generating capacity of approximately 2,400 megawatts. Upon completion of the BGCI Acquisition, the Company will have ownership interests in a total of 25 electric generating facilities with an installed capacity of approximately 4,000 megawatts and a net equity interest in such facilities of approximately 1,690 megawatts.

            Each of the Company's electric generating facilities produces electricity, for sale to a utility, and thermal energy, for sale to an industrial user. The electricity and thermal energy generated by these facilities are typically sold under long-term power or steam sales agreements. Several of the Company's electric generating facilities originally sold electricity under long-term, "must-run" power sales agreements, which obligated the utility to purchase all electricity generated by the electric generating facility. Over the last two years, the Company has negotiated amendments to the majority of these "must-run" power sales agreements to provide the utility the ability to suspend or reduce purchases of energy from the facilities if the utility determines it can operate its system for a designated period more economically. These amended power sales agreements are structured so that the Company continues to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service and fixed operating costs, and constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which are reduced (or possibly eliminated) as a result of economic dispatch, primarily cover variable operating and maintenance costs as well as fuel and fuel transportation costs. The restructuring of a "must-run" power sales agreement to an economic dispatch power sales agreement causes a significant reduction in electric revenues recognized under the contract, which is offset by a corresponding reduction in fuel and fuel transportation costs and operations and maintenance expense. In response to the reduction in fuel requirements at certain of the facilities at which the Company has restructured the power sales agreement, the facilities' coal suppliers have instituted various legal proceedings against the Company seeking to recover damages. See "Part II-Item I. - Legal Proceedings" herein.

           The power sales agreements at seven of the Company's facilities either terminate in years 2000 through 2002 or provide for a significant reduction in capacity payments received under such agreements after 2002. Accordingly, revenues recognized by the Company under these power sales agreements after 2002 will be eliminated or significantly reduced. The Company believes, however, that its project subsidiaries and unconsolidated affiliates will generate sufficient cash flow to allow them to pay management fees and dividends to Cogentrix Energy, Inc. ("Cogentrix Energy") periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on its Senior Notes, fund a significant portion of the Company's development activities and permit the Company to meet its other obligations.

           In March 1998, the Company acquired ownership interests in two gas-fired electric generating facilities located in the Midwest United States having an aggregate generating capacity of 490 megawatts. The power sales agreements for these facilities meet the criteria of a "sales-type" capital lease as described in SFAS No. 13, "Accounting for Leases." The Company has recorded a net investment in lease which reflects the present value of future minimum lease payments. Future minimum lease payments represent the amount of capacity payments due from the utilities under the power sales agreements in excess of fixed operating costs (i.e., executory costs). The difference between the undiscounted future minimum lease payments due from the utilities and the net investment in lease represents unearned income. This unearned income will be recognized as lease revenue over the term of the power sales agreements using the effective interest rate method. The Company will also recognize service revenue related to the reimbursement of costs incurred in operating the facilities to generate electricity and thermal energy. The amount of service revenue recognized by the Company will be directly related to the level of dispatch of the facilities by the utilities and to a lesser extent the level of thermal energy required by the steam hosts.

           The activities of the Company's electric generating facilities are subject to stringent environmental regulations by federal, state, local and (for future non-U.S. projects) foreign governmental authorities. The Clean Air Act Amendments of 1990 require states to impose permit fees on certain emissions, and Congress may consider proposals to restrict or tax certain emissions, which proposals, if adopted, could impose additional costs on the operation of the Company's facilities. There can be no assurance that the Company's business and financial condition would not be materially and adversely affected by the cost of compliance with future changes in domestic or foreign environmental laws and regulations or additional requirements for reduction or control of emissions imposed by regulatory authorities in connection with renewals of required permits. The Company maintains a comprehensive program to monitor its project subsidiaries' compliance with all applicable environmental laws, regulations, permits and licenses.

           The domestic electric generating industry is currently going through a period of significant change as many states are implementing or considering regulatory initiatives designed to increase competition. In addition to restructuring activities in various states, there have also been several industry restructuring bills introduced in Congress. The Company cannot predict the final form or timing of the proposed restructurings and the impact, if any, that such restructurings would have on the Company's existing business or consolidated results of operations. The Company believes that any such restructuring would not have a material adverse effect on its power sales agreements and, accordingly, believes that its existing business and results of consolidated operations would not be materially adversely affected, although there can be no assurance in this regard.

           In 1996, the Company began making investments in partnerships formed to develop, construct and operate greenhouses to produce tomatoes. These partnerships are currently operating greenhouses with a combined total of 107 acres of production capacity. The Company has a 50% interest in each partnership and accounts for these investments under the equity method.


Results of Operations - Three Months and Six Months Ended June 30, 1998 and 1997

                                        Three Months Ended June 30,               Six Months Ended June 30,
                                     -----------------------------------    ------------------------------------
                                            1998               1997                1998                1997
                                     ----------------    ---------------    ----------------   -----------------
                                                          (dollars in thousands, unaudited)

Total  operating revenues            $107,637    100%    $84,918    100%    $194,856    100%    $171,657    100%
Operating costs                        49,929     46      51,522     60       86,535     44       96,098     56
General, administrative
   and development                      9,797      9      16,125     19       19,152     10       23,408     14
Depreciation and
  amortization                         10,441     10      10,777     13       20,615     11       21,345     12
                                     --------    ---     -------    ---     --------    ---     --------    ---

Operating income                     $ 37,470     35%    $ 6,494      8%    $ 68,554     35%    $ 30,806     18%
                                     ========    ===     =======    ===     ========    ===     ========    ===

           Total operating revenues increased 26.8% to $107.6 million for the second quarter of 1998 as compared to the second quarter of 1997. This increase was primarily attributable to the $23.1 million aggregate amount of lease revenue and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater Facilities in which the Company acquired its interests on March 20, 1998. This increase in operating revenue was partially offset, however, by a $5.7 million decrease in electric revenues resulting from the restructuring of the Company's power sales agreements on the Portsmouth Facility in December 1997 and the Hopewell Facility in February 1998 to give the purchasing utility the right to suspend or reduce purchases of energy from the facilities.

           The Company's operating revenues for the six-month period ended June 30, 1998, which increased 13.5% to $194.9 million as compared to $171.7 million for the six-month period ended June 30, 1997, were largely influenced by the same factors discussed above: the acquisition of the Cottage Grove and Whitewater Facilities and the restructuring of the Company's power sales agreements on the Portsmouth Facility and the Hopewell Facility. To a lesser extent, the increase in operating revenues for the six-month period ended June 30, 1998 was partially attributable to an increase in electric revenues earned by the Richmond and Rocky Mount Facilities as a result of an increase in megawatt hours sold to the purchasing utility.

           The Company's operating costs decreased 3.1% to $49.9 million for the second quarter of 1998 as compared to the second quarter of 1997. This decrease resulted primarily from the significant reduction in operating costs at the Portsmouth and Hopewell Facilities associated with the recent restructuring of their power sales agreements. The decrease also related to decreases in operating costs incurred by ReUse Technology, Inc., a wholly-owned subsidiary of the Company ("ReUse"), related to third-party agreements. These decreases in operating costs were mainly offset by $13.9 million in cost of services incurred by the Cottage Grove and Whitewater Facilities, interests in which the Company acquired on March 20, 1998. To a lesser extent, the decreases in operating costs in the second quarter of 1998 were also offset by increases in fuel expense at the Richmond and Rocky Mount Facilities associated with an increase in megawatt hours sold and an increase in routine maintenance expense at the Rocky Mount Facility.

           The Company's operating costs for the six-month period ended June 30, 1998, which decreased 10% to $86.5 million as compared to $96.1 million for the six-month period ended June 30, 1997 were largely influenced by the same factors discussed above: a significant reduction in operating costs at the Hopewell and Portsmouth Facilities as a result of the restructuring of their power sales agreements, a reduction in ReUse's operating costs, an increase in operating costs related to the acquisition of the Cottage Grove and Whitewater Facilities, an increase in fuel expense at the Richmond and Rocky Mount Facilities associated with an increase in megawatt hours sold, and an increase in routine maintenance expense at the Rocky Mount Facility. Operating costs for the six-month period ended June 30, 1998 were also impacted by an increase in routine maintenance costs at the Richmond Facility.

           General, administrative and development expenses decreased 39.2% to $9.8 million for the second quarter of 1998 and 18.2% to $19.2 million for the six-month period ended June 30, 1998 as compared to the corresponding periods of 1997. The decrease was primarily the result of $10.7 million of expense recognized during the quarter ended June 30, 1997 related to the restructuring or terminating of incentive compensation arrangements for certain employees as well as expense incurred in the quarter ended June 30, 1997 related to severance payments to certain executive officers. The decrease was also due to a general decrease in salary expense during the six-month period ended June 30, 1998 as a result of a restructuring completed by the Company in the prior year. These decreases were partially offset by increases in incentive compensation expense related to an increase in payments due under the Company's profit-sharing plan as a result of the increase in the Company's profitability for the six-month period ended June 30, 1998. The Company also recognized expense in the second quarter of 1998 related to the restructuring of a retirement plan agreement with a former executive officer.

           Interest expense increased 34.1% to $19.8 million for the second quarter of 1998 and 17.4% to $33.1 million for the six-month period ended June 30, 1998 as compared to the corresponding periods of 1997. The Company's average long term-debt increased to $860 million, with a weighted average interest rate of 7.70%, for the second quarter of 1998 as compared to average long-term debt of $716 million, with an weighted average interest rate of 7.95%, for the second quarter of 1997. The increases in interest expense and weighted average debt outstanding are related to the inclusion of the project finance debt of the Cottage Grove and Whitewater Facilities acquired on March 20, 1998 and the increase in project finance debt outstanding at the Portsmouth Facility, which was refinanced in December 1997, and the Hopewell Facility, which was refinanced in February 1998. The increases also related to outstanding borrowings under the Company's corporate credit facility at the end of the first quarter of 1998, which were incurred to fund a portion of the LS Acquisition. The increases in interest expense discussed above were partially offset by a decrease in interest expense at several of the Company's project subsidiaries due to the scheduled amortization of outstanding project finance debt. The decrease in weighted average interest rate related primarily to the expiration of an interest rate swap agreement on the Richmond Facility's project debt in September 1997.

           The increase in minority interest in income for the three-month and six-month periods ended June 30, 1998 as compared to the corresponding periods of the prior year relates to the recognition of the minority partner's share of earnings in the Cottage Grove and Whitewater Facilities, and an increase in earnings at the Hopewell Facility as a result of that facility's restructured power sales agreement.

           The extraordinary loss on early extinguishment of debt for the six-month period ended June 30, 1998 related to the refinancing of the Hopewell Facility's project debt in January 1998. The loss consisted of a write-off of the deferred financing costs on the Hopewell Facility's original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

Liquidity and Capital Resources

           The principal components of operating cash flow for the six-month period ended June 30, 1998 were generated by net income of $19.5 million, increases due to adjustments for depreciation and amortization of $20.6 million, deferred income taxes of $6.2 million, a write-off of deferred financing costs of $2.1 million and equity in net income (loss) of unconsolidated affiliates, net of dividends of $1.7 million, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $0.7 million, minority interests in income, net of dividends, of $18.9 million and a net $14.8 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $15.7 million, proceeds from borrowings of $150.4 million, proceeds from the sale of marketable securities of $42.1 million, and $12.7 million of cash escrows released were primarily used to acquire interests in facilities of $155.3 million, purchase property plant and equipment of $2.0 million, make investments in affiliates of $0.1 million, repay project finance borrowings of $102.6 million, and pay deferred financing costs of $1.0 million.

           Historically, the Company has financed each facility primarily under financing arrangements and related documents which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) be secured solely by the physical assets, agreements, cash flows and, in certain cases, the capital stock of or partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing." The project financing debt of the Company's subsidiaries (aggregating $917.4 million as of June 30, 1998) is substantially non-recourse to the Company and its other project subsidiaries, except in connection with certain transactions where Cogentrix Energy or Cogentrix, Inc. ("Cogentrix") has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits the projects may experience as a result of incurring certain costs, subject to an aggregate cap of $51.9 million. In addition, Cogentrix has guaranteed certain project subsidiaries' obligations to the purchasing utility under power sales agreements. Because certain of these limited guarantees and other obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of the Company's potential exposure under these guarantees cannot be quantified. The aggregate contractual liability of the Company to its subsidiaries' project lenders is, in each case, a small portion of the aggregate project debt. If, however, the Company were required to satisfy all these guarantees and other obligations, or even one or more of the significant ones, such event could have a material adverse impact on the Company's financial condition.

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

           The ability of the Company's project subsidiaries and the project entities in which it has an investment to pay dividends and management fees periodically to Cogentrix Energy is subject to certain limitations in their respective project credit documents. Such limitations generally require that:
(i) project debt service payments be current, (ii) project debt service coverage ratios be met, (iii) all project debt service and other reserve accounts be funded at required levels and (iv) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project entities in which the Company has an investment.

           As of June 30, 1998, the Company had long-term debt (including the current portion thereof) of approximately $1.0 billion. With the exception of the Company's $100 million of Senior Notes issued in March 1994 and the $30 million outstanding under the Company's corporate credit facility, substantially all of such indebtedness is project financing debt that is substantially non-recourse to the Company. Future annual maturities of long-term debt range from $78.3 million to $87.7 million in the five-year period ending December 31, 2002. The Company believes that its project subsidiaries and the project entities in which it has an investment will generate sufficient cash flow to pay all required debt service on the project financing debt and allow them to pay management fees and/or dividends to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on the Senior Notes, fund a significant portion of its development activities and meet its other obligations. If, as a result of unanticipated events, the Company's ability to generate cash from operating activities is significantly impaired, the Company could be required to curtail its development activities to meet its debt service obligations.

           In May 1997, the Company entered into a credit agreement with Australia and New Zealand Banking Group Limited, as Agent, which provides for a $50 million revolving credit facility (the "Corporate Credit Facility") with a term of three years (the "Revolving Term"). The Corporate Credit Facility provides for one-year extensions of the Revolving Term, subject to lender consent. The Company can utilize the Corporate Credit Facility in the form of direct advances or the issuance of unsecured letters of credit. The outstanding balance of the Corporate Credit Facility at the end of the Revolving Term is payable over two years in four equal semiannual repayments of direct advances or collateralization of letters of credit. As of June 30, 1998, the Company had $30 million of advances outstanding and a $20 million available balance under the Corporate Credit Facility. The $30 million outstanding under the Corporate Credit Facility was utilized to fund a portion of the purchase price related to the LS Acquisition.

           In December 1997, the Company substantially completed construction of a 248-megawatt combined-cycle, gas-fired electric generating facility (the "Clark Facility") for Public Utility District Number 1 of Clark County, Washington ("Clark") and earned a construction management fee of $4.5 million. In August 1998, the Company earned an additional $4.3 million, which represents an additional construction management fee of $0.5 million and the Company's share ($3.8 million) of cost savings in constructing the Clark Facility.

           In December 1997, the Company renegotiated the project financing arrangements for its Portsmouth Facility. The amended agreements resulted in an extension of the final maturity date of the loan by three months and an increase in the amount of commitment provided by the project lenders in the form of a $40.5 million revolving credit facility. This revolving credit facility is available to be drawn by Cogentrix Virginia Leasing Corporation, the project subsidiary owning the Portsmouth Facility ("CVLC"), at any time for general corporate purposes, including paying dividends to Cogentrix Energy. In March 1998, CVLC borrowed $20 million under the revolving credit facility and distributed the entire proceeds to Cogentrix Energy for purposes of funding a portion of the purchase price related to the LS Acquisition.

           In February 1998, the Company renegotiated the project financing arrangements for its Hopewell Facility, in which it owns a 50% interest. The amended agreements resulted in a $34.6 million increase in outstanding indebtedness of JRCC and extended the final maturity date of the loan by six months. JRCC transferred substantially all of the additional funds borrowed (net of transaction costs) to its partners. The distribution received by Cogentrix Energy related to the refinancing was approximately $16.6 million, which was used by the Company to fund a portion of the acquisition price related to the LS Acquisition.

           In March 1998, the Company acquired from LS Power Corporation an approximate 74% ownership interest in the Whitewater Facility and the Cottage Grove Facility. Each of the Cottage Grove and Whitewater Facilities is a 245-megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of both facilities commenced in the last half of calendar 1997. The aggregate acquisition price for the equity interests in the Cottage Grove and Whitewater Facilities acquired by the Company was $158.0 million. In addition, the Company pre-funded a $16.7 million distribution to the previous owners, which represented unused construction contingency and cash flows that were accumulated by the Cottage Grove and Whitewater Facilities prior to January 1, 1998. Cogentrix Energy received a distribution of $15.7 million in April 1998 and expects to receive a distribution of the remaining $1.0 million in 1998. The purchase price was funded with borrowings under the Corporate Credit Facility and corporate cash balances.

           In March 1998, the Company signed an agreement with BGCI to acquire BGCI's ownership interests in 12 electric generating facilities, comprising a net equity interest of 365 megawatts, and one interstate natural gas pipeline in the United States (the "BGCI Acquisition"). The closing of the BGCI Acquisition, which is subject to customary conditions including the obtaining of certain consents and regulatory approvals, is currently expected to occur in calendar 1998.

           In connection with the BGCI Acquisition, the Company plans to issue up to $300 million of additional senior notes in a Rule 144A offering with a covenant to register exchange notes under the Securities Act of 1933, as amended. The additional senior notes will be unsecured and will rank pari passu with the Company's $100 million of outstanding Senior Notes due 2004. The net proceeds will be used by the Company to finance the BGCI Acquisition and to repay the outstanding borrowings under the Corporate Credit Facility and for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development. In connection with this anticipated debt offering, the Company executed an interest rate agreement in March 1998 covering a notional amount of $237 million to hedge against fluctuations in interest rates prior to the completion of the debt offering.

           For the fiscal year ended June 30, 1997, the Company's board of directors declared a dividend on its outstanding common stock of $5.0 million, which was paid in September 1997. The Company's board of directors declared a dividend on its outstanding common stock of $2.1 million for the six-month period ended December 31, 1997, which was paid in March 1998. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of the Company's net income for the immediately preceding fiscal year. In addition, under the terms of the indenture for the Senior Notes and the credit agreement for the Corporate Credit Facility, the Company's ability to pay dividends and make other distributions to its shareholders is restricted.

Impact of Energy Price Changes, Interest Rates and Inflation

           Energy prices are influenced by changes in supply and demand, as well as general economic conditions, and therefore tend to fluctuate significantly. Through various hedging mechanisms, the Company has attempted to mitigate the impact of changes on the results of operations of most of its projects. The basic hedging mechanism against increased fuel and transportation costs is to provide contractually for matching increases in the energy payments the Company's project subsidiaries receive from the utility purchasing the electricity generated by the facility.

           Under the power sales agreements for certain of the Company's facilities, energy payments are indexed (subject to certain caps) to reflect the fuel cost of producing electricity. The Company's other power sales agreements provide periodic, scheduled increases in energy prices that are designed to match periodic, scheduled increases in fuel and transportation costs that are included in the fuel supply and transportation contracts for the facilities.

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

Year 2000 Compliance

           The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company is in the process of replacing the majority of its internal financial information systems with a fully compliant new system. This new system is expected to be implemented by January 1, 1999. The Company is also evaluating its plants' operating systems. Based on present information, the Company believes that only minor modifications and upgrades will be required for the operating systems to be Year 2000 compliant. As such, the Company does not anticipate that the costs incurred to complete the necessary transition to ensure Year 2000 compliance will have a material impact on the Company's consolidated results of operations, cash flows or financial position. Any costs necessary to modify existing systems to ensure Year 2000 compliance will be expensed as incurred. The Company is also communicating with customers, suppliers, financial institutions and others to coordinate Year 2000 conversion. In the event that any of the Company's significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Change of Corporate Fiscal Year

           Effective January 1, 1998, the Company changed its fiscal year to commence on January 1 and conclude on December 31 of each year. The Company's fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           Under the terms of the amended power sales agreements for the Elizabethtown, Lumberton, Kenansville (the "ELK Facilities"), Roxboro and Southport Facilities, the purchasing utility, CP&L, has exercised its right of economic dispatch resulting in significantly reduced fuel requirements at each of these facilities. Coal is supplied to the ELK Facilities by James River Coal Sales, Inc. and an affiliate ("James River"). Coal was supplied to the Southport Facility until November 1997 (when the contract term expired) by Coastal Coal Sales, Inc. ("Coastal"). The coal sales agreements for the ELK Facilities provide for the sale and purchase of the coal requirements of those facilities through September 2001.

           Under the amended power sales agreement for the Company's Portsmouth Facility, Virginia Power has from time to time since December 1997 exercised its right of economic dispatch resulting in significantly reduced fuel requirements at the facility. Coal is supplied to the Portsmouth Facility by Arch Coal Sales Company, Inc. ("Arch"). The coal sales agreement with Arch provides for the sale and purchase of the coal requirements of the Portsmouth Facility through 2002.

           As a result of the economic dispatch of these facilities and their consequent reduced fuel requirements, the Company's project subsidiaries operating these facilities are purchasing significantly less coal. James River, Coastal and Arch are seeking to recover damages and, in some cases, are seeking injunctive relief. A summary of each of these pending disputes is set forth below.

James River Dispute (ELK Facilities)

           In November 1996, James River instituted an action against Cogentrix Eastern Carolina Corporation ("CECC") in the United States District Court for the Eastern District of Kentucky claiming breach of contract and fraud in the inducement based on the reduction in coal requirements at the ELK Facilities. In this complaint, James River sought specific performance and, in the alternative, an unspecified amount of damages. In April 1998, after the case was transferred to the United States District Court for the Western District of North Carolina, the fraud in the inducement claim was dismissed by the court with prejudice.

           The contract with James River contains an arbitration provision requiring contract disputes to be submitted to arbitration in Charlotte, North Carolina. After the Company filed a motion to compel arbitration of the remaining contract claim, James River consented to, and filed a demand for, arbitration of the claim.

Coastal Dispute (Southport Facility)

           In October 1996, Coastal initiated an arbitration proceeding against Cogentrix of North Carolina, Inc. ("CNC") through the American Arbitration Association in Charlotte, North Carolina. The notice of arbitration alleged breach of contract based on the reduction in coal requirements at the Southport Facility. In October 1997, a three member panel of arbitrators ruled in favor of CNC, denying any recovery to Coastal.

           ANR Coal Company, L.L.C. ("ANR"), as successor to Coastal, subsequently challenged the ruling in CNC's favor in the United States District Court for the Western District of North Carolina on grounds of arbitrator partiality. In April 1998, the court issued an order vacating the ruling of the arbitration panel and directing that a new arbitration be conducted. The Company, which is appealing the court's decision to the United States Court of Appeals for the Fourth Circuit, believes that the ruling of the arbitration panel in its favor will be upheld on appeal.

Arch Dispute (Portsmouth Facility)

           In February 1998, Arch filed a complaint against CVLC in the United States District Court for the Southern District of West Virginia alleging breach of contract and seeking a determination that CVLC is obligated to purchase approximately 360,000 tons of coal per year, breached the coal sales agreement by wrongfully reducing its requirements of coal, and violated a duty of good faith and fair dealing owed to Arch. In the alternative, Arch seeks damages for CVLC's failure to purchase such quantities of coal. This agreement also contains an arbitration clause that requires any disputes between the parties to be resolved by arbitration in Charlotte, North Carolina. In June 1998, the District Court issued an order staying the litigation proceedings pending arbitration pursuant to the agreement of the issues in the Arch complaint.

           In view of the unambiguous provisions of the coal sales agreement specifically providing that, notwithstanding any provision in the agreement to the contrary, CVLC shall not be obligated to purchase more than the Portsmouth Facility's requirements of coal, the Company is confident that the claims made by Arch against CVLC will ultimately be resolved in favor of CVLC. CVLC will vigorously defend the matter, seek to enforce the terms of the agreement against Arch and otherwise continue to perform under the agreement as required.

Summary of Coal Purchase Agreement Disputes

           Management believes that the ruling in CNC's favor by the panel of arbitrators will be upheld on appeal, and, as to the James River and Arch legal proceedings, there is no basis for certain claims and there are meritorious defenses as to the remainder. The Company intends to vigorously contest the claims of James River, Arch and Coastal and is confident that these issues will be resolved in favor of the Company. The Company has established reserves which management believes to be adequate to cover any costs which may result from these matters. The ultimate disposition of these proceedings, in the judgment of management, will not have a material adverse impact on the Company's consolidated results of operations, cash flows or financial position.

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

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit No.           Description of Exhibit
                -----------           ----------------------

                  10.1 Amended and Restated Loan and Reimbursement Agreement, dated as of July 1, 1998, among Birchwood Power Partners, L.P., the Banks party thereto, John Hancock Mutual Life Insurance Company, Allstate Insurance Company, New York Life Insurance Company and the other Institutions party thereto, Banque Paribas, New York Branch, Barclays Bank PLC, Credit Suisse First Boston, Union Bank of California, as Co-Agents for the Banks, and Credit Suisse, as Issuing Bank and as Administrative Agent for the Banks (Birchwood Facility).

                  10.2 Amended and Restated Security Deposit and Intercreditor Agreement, dated as of July 1, 1998, among Birchwood Power Partners, L.P., the Secured Parties named therein, and Credit Suisse First Boston, as Security Agent (Birchwood Facility).

                  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.


           (b)  Reports on Form 8-K

           The Company filed a Current Report on Form 8-K dated April 6, 1998, with respect to the LS Acquisition (see "Notes to Consolidated Condensed Financial Statements - Note 4" herein).

           The Company filed a Current Report on Form 8-K/A dated June 2, 1998 to amend the Current Report on Form 8-K dated April 6, 1998. This amendment included the required financial statements and unaudited pro forma financial information related to the LS Acquisition.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COGENTRIX ENERGY, INC.
                                       (Registrant)



August 14, 1998                        /s/ James R. Pagano
                                       -------------------------------------
                                       James R. Pagano
                                       Group Senior Vice President,
                                       Chief Financial Officer
                                       (Principal Financial Officer)



August 14, 1998                        /s/ Thomas F. Schwartz
                                       -------------------------------------
                                       Thomas F. Schwartz
                                       Senior Vice President - Finance
                                       Treasurer
                                       (Principal Accounting Officer)