Form 10-Q
period 1998-09-30
COGENTRIX ENERGY INC
filed 1998-11-16
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                        Commission File Number: 33-74254

                             COGENTRIX ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                  North Carolina                             56-1853081
          (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or organization)              Identification Number)


9405 Arrowpoint Boulevard, Charlotte, North Carolina           28273-8110
     (Address of principal executive offices)                  (Zipcode)

                                 (704) 525-3800
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



On November 16, 1998, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                                                                        Page No.
                                                                        --------

Part I:  Financial Information

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at September 30, 1998 (Unaudited)
            and December 31, 1997                                             3

         Consolidated Statements of Income for the Three Months
            and Nine Months Ended September 30, 1998 and 1997 (Unaudited)     4

         Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1998 and 1997 (Unaudited)                     5

         Notes to Consolidated Condensed Financial Statements (Unaudited)     6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10

Part II:  Other Information

Item 1.  Legal Proceedings                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    20

Signatures                                                                   21

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                             (dollars in thousands)

                                                                                   September 30,     December 31,
                                                                                       1998              1997
                                                                                   ----------          ---------
                                                                                  (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $   29,638         $ 71,833
  Restricted cash                                                                      53,688           27,742
  Marketable securities                                                                  --             42,118
  Accounts receivable                                                                  65,718           49,781
  Inventories                                                                          19,869           15,210
  Other current assets                                                                  3,875            2,465
                                                                                   ----------         --------
    Total current assets                                                              172,788          209,149

NET INVESTMENT IN LEASES                                                              497,966             --

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation:  September 30, 1998, $216,415; December 31, 1997, $188,227            480,077          496,589

LAND AND IMPROVEMENTS                                                                   3,574            2,540

DEFERRED FINANCING AND ORGANIZATION COSTS,
  net of accumulated amortization:  September 30, 1998, $13,414;
  December 31, 1997, $16,592                                                           31,218           21,085

NATURAL GAS RESERVES                                                                    1,748            2,384

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                               72,846           79,072

OTHER ASSETS                                                                           25,285           12,155
                                                                                   ----------         --------
                                                                                   $1,285,502         $822,974
                                                                                   ==========         ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                $   77,641         $ 74,680
  Accounts payable                                                                     26,244           13,755
  Accrued compensation                                                                  5,893            4,923
  Accrued interest payable                                                              7,930            2,935
  Accrued dividends payable                                                              --              2,140
  Other accrued liabilities                                                            15,449            8,182
                                                                                   ----------         --------
    Total current liabilities                                                         133,157          106,615

LONG-TERM DEBT                                                                        939,211          595,112

DEFERRED INCOME TAXES                                                                  36,868           25,872

MINORITY INTERESTS                                                                     60,728           15,131

OTHER LONG-TERM LIABILITIES                                                            23,529           21,946
                                                                                   ----------         --------
                                                                                    1,193,493          764,676
                                                                                   ----------         --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                                                 130              130
  Net unrealized gain on available for sale securities                                   --                 26
  Accumulated earnings                                                                 91,879           58,142
                                                                                   ----------         --------
                                                                                       92,009           58,298
                                                                                   ----------         --------
                                                                                   $1,285,502         $822,974
                                                                                   ==========         ========

      The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   For the Three Months and Nine Months Ended
                     September 30, 1998 and 1997 (Unaudited)
          (dollars in thousands, except for earnings per common share)

                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30,                        September 30,
                                                                  ---------------------------         ---------------------------
                                                                     1998              1997              1998              1997
                                                                  ---------         ---------         ---------         ---------

OPERATING REVENUE:
  Electric                                                        $  84,832         $  82,358         $ 231,200         $ 234,652
  Steam                                                               5,620             6,049            19,325            19,451
  Lease revenue                                                      11,134              --              23,567              --
  Service revenue under capital leases                               12,703              --              25,955              --
  Income from unconsolidated investments in power projects              829               397             2,626               623
  Other                                                               7,554             2,728            14,855             8,463
                                                                  ---------         ---------         ---------         ---------
                                                                    122,672            91,532           317,528           263,189
                                                                  ---------         ---------         ---------         ---------

OPERATING EXPENSES:
  Fuel expense                                                       23,576            31,199            62,500            91,254
  Operations and maintenance                                         17,309            16,696            49,581            52,739
  Cost of services under capital leases                              14,019              --              29,358              --
  General, administrative and development expenses                    8,613             8,139            27,765            31,547
  Depreciation and amortization                                      10,308            10,238            30,923            31,583
                                                                  ---------         ---------         ---------         ---------
                                                                     73,825            66,272           200,127           207,123
                                                                  ---------         ---------         ---------         ---------
OPERATING INCOME                                                     48,847            25,260           117,401            56,066

OTHER INCOME (EXPENSE):
  Interest expense                                                  (19,726)          (13,253)          (52,811)          (41,419)
  Investment and other income, net                                    1,304             1,923             5,169             7,378
  Equity in net loss of affiliates, net                              (3,157)             (593)           (3,242)             (410)
                                                                  ---------         ---------         ---------         ---------

INCOME BEFORE MINORITY INTERESTS IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS                                27,268            13,337            66,517            21,615

MINORITY INTERESTS IN INCOME BEFORE
  EXTRAORDINARY LOSS                                                 (4,187)           (1,364)           (9,800)           (3,763)
                                                                  ---------         ---------         ---------         ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                                 23,081            11,973            56,717            17,852

PROVISION FOR INCOME TAXES                                           (8,832)           (4,973)          (22,237)           (6,756)
                                                                  ---------         ---------         ---------         ---------

INCOME BEFORE EXTRAORDINARY LOSS                                     14,249             7,000            34,480            11,096

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of minority interest and
  income tax benefit of $473                                           --                --                (743)             --
                                                                  ---------         ---------         ---------         ---------

NET INCOME                                                        $  14,249         $   7,000         $  33,737         $  11,096
                                                                  =========         =========         =========         =========

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                                $   50.53         $   24.82         $  122.27         $   39.35
  Extraordinary loss                                                   --                --               (2.63)             --
                                                                  ---------         ---------         ---------         ---------
                                                                  $   50.53         $   24.82         $  119.64         $   39.35
                                                                  =========         =========         =========         =========


      The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)
                             (dollars in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                      --------------------------
                                                                                         1998             1997
                                                                                      ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  33,737         $ 11,096
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                        30,923           31,583
    Deferred income taxes                                                                10,996            2,349
    Extraordinary loss on early extinguishment of debt, non-cash portion                  2,067             --
    Minority interests in income, net of dividends                                      (14,933)           2,522
    Equity in net loss (income) of unconsolidated affiliates, net of dividends            7,232             (213)
    Minimum lease payments received                                                      22,242             --
    Amortization of unearned lease income                                               (23,567)            --
    Decrease (increase) in accounts receivable                                           (6,410)             869
    Decrease (increase) in inventories                                                   (2,392)           3,460
    Decrease in accounts payable                                                         (3,479)          (3,806)
    Increase in accrued liabilities                                                       3,073            2,444
    Increase in other liabilities                                                         1,557            6,806
    Increase in other                                                                    (7,907)          (5,902)
                                                                                      ---------         --------
       Net cash flows provided by operating activities                                   53,139           51,208
                                                                                      ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                                              (4,510)          (1,591)
    Decrease in marketable securities                                                    42,118           12,684
    Investments in affiliates                                                            (1,000)         (53,443)
    Acquisition of facilities, net of cash acquired                                    (155,324)            --
    Decrease in restricted cash                                                           9,868            2,179
                                                                                      ---------         --------
       Net cash flows used in investing activities                                     (108,848)         (40,171)
                                                                                      ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                                      170,900            2,618
    Repayments of debt                                                                 (155,673)         (48,976)
    Increase in deferred financing costs                                                 (1,713)            (581)
    Common stock dividend paid                                                             --             (5,000)
                                                                                      ---------         --------
       Net cash flows provided by (used in) financing activities                         13,514          (51,939)
                                                                                      ---------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (42,195)         (40,902)

CASH AND CASH EQUIVALENTS, beginning of period                                           71,833           89,188
                                                                                      ---------         --------

CASH AND CASH EQUIVALENTS, end of period                                              $  29,638         $ 48,286
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

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

1.             Principles of Consolidation and Basis of Presentation

               The accompanying unaudited consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc. and its wholly-owned and majority-owned subsidiary companies (collectively, the "Company") and a 50%-owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner. Investments in other affiliates in which the Company has a 20% to 50% interest and/or the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. All material intercompany transactions and balances among Cogentrix Energy, Inc., its subsidiary companies and its consolidated joint venture have been eliminated in the accompanying consolidated condensed financial statements.

               Information presented as of September 30, 1998 and for the three months and nine months ended September 30, 1998 and 1997 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

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

2.             Cogentrix of Pennsylvania, Inc.

               In January 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate the Ringgold Facility's power purchase agreement. This termination agreement was the result of a request for proposals to buyback or restructure power sales agreements issued to all major operating independent power producer projects in Penelec's territory in April 1997. The termination agreement with Penelec provides for a payment to the Company of approximately $24 million, which will be sufficient to retire all of Cogentrix of Pennsylvania, Inc.'s ("CPA") outstanding project debt. The buyback of the power purchase agreement is subject to the issuance of an order (satisfactory to Penelec) by the Pennsylvania Public Utility Commission granting Penelec the authority to fully recover from its customers the consideration paid to CPA under the buyout agreement. Management does not expect the termination of the Ringgold Facility's power purchase agreement with Penelec, if it occurs, to have an adverse impact on the Company's consolidated results of operations, cash flows or financial position.

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

4.             Whitewater and Cottage Grove Acquisition

               In March 1998, the Company acquired from LS Power Corporation (the "LS Power Acquisition") an approximate 74% ownership interest in two partnerships which own and operate electric generating facilities located in Whitewater, Wisconsin (the "Whitewater Facility") and Cottage Grove, Minnesota (the "Cottage Grove Facility"). Each of the Cottage Grove and Whitewater Facilities is a 245-megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of both of these facilities commenced in the last half of calendar 1997. The Cottage Grove Facility sells capacity and energy to Northern States Power Company under a 30-year power sales contract terminating in 2027. The Whitewater Facility sells capacity and energy to Wisconsin Electric Power Company under a 25-year power sales contract terminating in 2022. Each of the power sales contracts has characteristics similar to a lease in that the agreement gives the purchasing utility the right to use specific property, plant and equipment. As such, each of the power sales contracts is accounted for as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

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

               The Company accounted for the LS Power Acquisition using the purchase method of accounting. The accompanying consolidated balance sheet as of September 30, 1998 reflects 100% of the assets and liabilities of the acquired partnerships, consisting primarily of net investment in leases of $498.0 million and long-term debt of $332 million, respectively. The minority owner's share of each partnership's net assets is included in "minority interests" on the accompanying consolidated balance sheet as of September 30, 1998. The accompanying consolidated statements of income for the three months and nine months ended September 30, 1998 include the results of operations of the acquired facilities since the closing date of the LS Power Acquisition (March 20, 1998).

               The following unaudited pro forma consolidated results for the Company for the nine months ended September 30, 1998 give effect to the LS Power Acquisition as if the transaction had occurred on January 1, 1998 (in thousands, except per share amount).

                                                        Pro Forma
                                                    Nine Months Ended
                                                    September 30, 1998
                                                    ------------------

                    Revenues                            $ 336,938
                    Net Income                          $  33,841
                    Earnings per share                  $  120.00

5.             Bechtel Asset Acquisition

               In October 1998, the Company acquired from Bechtel Generating Company, Inc. ("BGCI") ownership interests in 12 electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline in the United States (the "BGCI Acquisition"). The aggregate acquisition price for the equity interests in the BGCI assets of approximately $189 million is subject to adjustment either upward or downward based on the final determination of the "Net Unrestricted Cash Differential" as defined in the purchase agreement with BGCI. The BGCI Acquisition will be accounted for using the purchase method of accounting. Management will account for each of the underlying projects using the equity method.

               In connection with the BGCI Acquisition, the Company issued $220 million of senior notes due 2008 in a Rule 144A offering (the "2008 Senior Notes") with a covenant to register exchange notes with the U.S. Securities and Exchange Commission. These senior notes are unsecured and rank pari passu with the Company's $100 million of outstanding senior notes due 2004 (the "2004 Senior Notes"). The Company used the net proceeds to finance the BGCI Acquisition and related transaction costs, to pay settlement costs for an interest rate hedge agreement related to the offering of the 2008 Senior Notes.

6.             Batesville Facility Acquisition

               In August 1998, the Company acquired an approximate 52% interest in an 800-megawatt, gas-fired electric generating facility (the "Batesville Facility") under construction in Batesville, Mississippi (the "Batesville Acquisition"). The Company has committed to provide an equity contribution to the project subsidiary of approximately $54 million upon the earliest to occur of (i) the incurrence of construction costs after all project financing has been expended, (ii) an event of default under the project subsidiary's financing arrangements and (iii) June 30, 2001. This equity commitment is supported by a $54 million letter of credit provided under the Company's corporate credit facility. The Company expects the Batesville Facility, which will be operated by the Company, to commence commercial operation in June 2000. Electricity generated by the Batesville Facility will be sold under long-term power purchase agreements with two investment-grade utilities.

7.             Pending Claims and Litigation

               Effective September 1996, the Company amended the power sales agreements on its Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport Facilities. Under the amended terms of these power sales agreements, the purchasing utility has exercised its right of economic dispatch resulting in significant reductions in fuel requirements at each of these facilities. In response to this reduction in fuel requirements, one of the coal suppliers for these facilities initiated an arbitration proceeding and another filed a civil action against certain subsidiaries of the Company. The arbitration proceeding was completed in October 1997, with the arbitration panel denying any recovery to the coal supplier. The coal supplier subsequently challenged the arbitration panel's ruling on grounds of partiality by the neutral arbitrator. On April 15, 1998, the federal district court issued an order vacating the arbitration award and directing a new arbitration be conducted. The Company has appealed this decision to the United States Court of Appeals for the Fourth Circuit. The Company believes that the district court action was in error, that the arbitration award is valid and will be upheld on appeal. With respect to the civil action filed by the other coal supplier, one count has been dismissed with prejudice and the court has directed the remaining claim be resolved by arbitration conducted in Charlotte, North Carolina. The Company intends to vigorously contest the arbitration and is confident it will prevail.

               Effective December 1997, the Company amended the power sales agreement on its Portsmouth Facility. Under the amended terms, the purchasing utility has exercised its right of economic dispatch which has led to significant reductions in that facility's fuel requirements. In response to the reduced fuel requirements, the coal supplier for the Portsmouth Facility filed a civil action in federal district court against a subsidiary of the Company. Upon motion by the Company, the court has stayed the action pending arbitration of the claims in Charlotte, North Carolina. The Company intends to vigorously contest the claims in arbitration and is confident it will prevail.

               The Company has established reserves which management believes to be adequate to cover any costs resulting from these matters. Management believes that the resolution of these disputes will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

8.             Recently Issued Accounting Pronouncements

               In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

               In April 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP No. 98-5 requires costs incurred for start-up activities to be expensed as incurred. For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing a new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). The Company will adopt SOP No. 98-5 as of January 1, 1999. The Company has not yet quantified the impact of SOP No. 98-5 on the consolidated financial statements.

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

General

               The Company is engaged in the acquisition, development, ownership, and operation of electric generating facilities and the sale of electricity and steam in the United States and selected international markets. At December 31, 1997, the Company owned (entirely or in part) 11 electric generating facilities having an aggregate generating capacity of 1,140 megawatts. In March 1998, the Company acquired ownership interests in two gas-fired electric generating facilities in the Midwest United States having an aggregate generating capacity of 490 megawatts. In August 1998, the Company acquired an approximate 52% interest in an 800-megawatt, gas-fired electric generating facility under construction in Batesville, Mississippi, which is expected to be complete in June 2000. In October 1998, the Company acquired BGCI's ownership interest in 12 electric generating facilities, comprising an aggregate generating capacity of approximately 2,400 megawatts. Upon completion of the construction of the Batesville Facility, the Company will have ownership interests in a total of 26 domestic electric generating facilities with an installed capacity of approximately 4,800 megawatts and a net equity interest in such facilities of approximately 2,110 megawatts.

                The Company's electric generating facilities produce electricity for sale to utility customers and thermal energy, for sale to industrial users. The electricity and thermal energy generated by these facilities are typically sold under long-term power or steam sales agreements. Several of the Company's electric generating facilities originally sold electricity under long-term, "must-run" power sales agreements, which obligated the utility to purchase all electricity generated by the facility. Over the last two years, the Company has negotiated amendments to the majority of these "must-run" power sales agreements to provide the utility the ability to suspend or reduce purchases of energy from the facilities if the utility determines it can operate its system for a designated period more economically. These amended power sales agreements are structured so that the Company continues to receive capacity payments during any period of economic dispatch. Capacity payments cover project debt service and fixed operating costs and constitute a substantial portion of the profit component of the power sales agreement. Energy payments, which are reduced (or possibly eliminated) as a result of economic dispatch, primarily cover variable operating and maintenance costs as well as fuel and fuel transportation costs. The restructuring of a "must-run" power sales agreement to an economic dispatch power sales agreement causes a significant reduction in electric revenues recognized under the contract, which is offset by a corresponding reduction in fuel and fuel transportation costs and operations and maintenance expense. In response to the reduction in fuel requirements at certain of the facilities at which the Company has restructured the power sales agreement, the facilities' coal suppliers have instituted various legal proceedings against the Company seeking to recover damages. See "Part II-Item I. - Legal Proceedings" herein.

               The power sales agreements at seven of the Company's facilities either terminate in years 2000 through 2002 or provide for a significant reduction in capacity payments received under such agreements after 2002. Accordingly, revenues recognized by the Company under these power sales agreements after 2002 will be eliminated or significantly reduced. The Company believes, however, that its project subsidiaries and unconsolidated affiliates will generate sufficient cash flow to allow them to pay management fees and dividends to Cogentrix Energy, Inc. ("Cogentrix Energy") periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on its 2004 Senior Notes and 2008 Senior Notes (collectively, the "Senior Notes"), pay all required debt service on its corporate credit facility, fund a significant portion of the Company's development activities and permit the Company to meet its other obligations.

               In March 1998, the Company acquired ownership interests in two gas-fired electric generating facilities located in the Midwest United States having an aggregate generating capacity of 490 megawatts. The power sales agreements for these facilities meet the criteria of a "sales-type" capital lease as described in SFAS No. 13, "Accounting for Leases." The Company has recorded a net investment in lease which reflects the present value of future minimum lease payments. Future minimum lease payments represent the amount of capacity payments due from the utilities under the power sales agreements in excess of fixed operating costs (i.e., executory costs). The difference between the undiscounted future minimum lease payments due from the utilities and the net investment in lease represents unearned income. This unearned income will be recognized as lease revenue over the term of the power sales agreements using the effective interest rate method. The Company also recognizes service revenue related to the reimbursement of costs incurred in operating the facilities to generate electricity and thermal energy. The amount of service revenue recognized by the Company is directly related to the level of dispatch of the facilities by the utilities and to a lesser extent the level of thermal energy required by the steam hosts.

               In August 1998, the Company acquired an approximate 52% ownership interest in the Batesville Facility. The Company expects the Batesville Facility, which will be operated by the Company, to commence commercial operation in June 2000. Electricity generated by the Batesville Facility will be sold under long-term power purchase agreements with two investment-grade utilities.

               In October 1998, the Company acquired BGCI's ownership interests, which range from 3.3% to 49%, in 12 electric generating facilities and BGCI's 0.5% ownership interest in an interstate natural gas pipeline (the "BGCI Assets"). The acquisition of the BGCI Assets provides the Company with a net equity interest of approximately 365 megawatts in a diverse generating portfolio that comprises approximately 2,400 megawatts in total generating capacity. The BGCI Acquisition will be accounted for using the purchase method of accounting. Management will account for each of the underlying projects using the equity method.

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

107 acres of production capacity. The Company has a 50% interest in each partnership and accounts for these investments under the equity method.

Results of Operations - Three Months and Nine Months Ended September 30, 1998 and 1997

                                  Three Months Ended September 30,                 Nine Months Ended September 30,
                              -----------------------------------------      ------------------------------------------
                                      1998                  1997                   1998                    1997
                              -----------------       ----------------       -----------------       ------------------
                                                         (dollars in thousands, unaudited)

Total operating revenues      $122,672      100%      $91,532      100%      $317,528      100%      $263,189      100%
Operating costs                 54,904       45        47,895       52        141,439       44        143,993       55
General, administrative
   and development               8,613        7         8,139        9         27,765        9         31,547       12
Depreciation and
  amortization                  10,308        8        10,238       11         30,923       10         31,583       12
                              --------      ---       -------      ---       --------      ---       --------      ---

Operating income              $ 48,847       40%      $25,260       28%      $117,401       37%      $ 56,066       21%
                              ========      ===       =======      ===       ========      ===       ========      ===

               Total operating revenues increased 34.0% to $122.7 million for the third quarter of 1998 as compared to the third quarter of 1997. This increase was primarily attributable to the $23.8 million aggregate amount of lease revenue and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater Facilities in which the Company acquired its interests in March 1998. The increase in operating revenues is also related to a $4.3 million construction management fee received in August 1998. This construction management fee relates to cost savings realized on the completion of construction of a 248 megawatt gas-fired electric generating facility (the "Clark Facility") for Public Utility District Number 1 of Clark County, Washington. Electric revenue for the third quarter of 1998 also increased 3.0% as compared to the same period for fiscal 1997,as a result of an increase in megawatt hours sold to the purchasing utility at the Lumberton, Rocky Mount, Richmond and Southport Facilities. This increase in electric revenue was partially offset, however, by a $1.3 million decrease in electric revenue resulting from the restructuring of the Company's power sales agreements on the Portsmouth Facility in December 1997 and the Hopewell Facility in February 1998 to give the purchasing utility the right to suspend or reduce purchases of energy from the facilities.

               The Company's operating revenues for the nine-month period ended September 30, 1998, which increased 20.6% to $317.5 million as compared to $263.2 million for the nine-month period ended September 30, 1997, were largely influenced by the same factors discussed above: the acquisition of the Cottage Grove and Whitewater Facilities, the construction management fee received in August 1998 related to the Clark Facility, an increase in megawatts sold at the Lumberton, Rocky Mount, Richmond and Southport Facilities and the restructuring of the Company's power sales agreements on the Portsmouth and the Hopewell Facilities.

               The Company's operating costs increased 14.6% to $54.9 million for the third quarter of 1998 as compared to the third quarter of 1997. This increase resulted primarily from the $14.0 million in cost of services incurred by the Cottage Grove and Whitewater Facilities, interests in which the Company acquired in March 1998. Operating expenses were also impacted by the increases in fuel expense at the Rocky Mount and Richmond Facilities associated with an increase in megawatt hours sold and routine maintenance expenses at the Rocky Mount and Southport Facilities. The increases in operating expenses were partially offset by a significant reduction in fuel expense at the Portsmouth and Hopewell Facilities associated with the restructuring of their power sales agreements. The increase in operating expenses was also offset by decreases in operating costs incurred by ReUse Technology, Inc, a wholly-owned subsidiary of the Company ("ReUse"), related to third-party agreements.

               The Company's operating costs for the nine-month period ended September 30, 1998 decreased 1.8% to $141.4 million as compared to $144.0 million for the nine-month period ended September 30, 1997. The decrease resulted from a significant decrease in the fuel expense at the Hopewell and Portsmouth Facilities as a result of the restructuring of their power sales agreements, and a reduction in operating costs at ReUse. The decrease in operating expenses for the nine month period ended September 30, 1998 was partially offset by some of the same factors discussed above: increases in operating costs related to the acquisition of the Cottage Grove and Whitewater Facilities, increase in the fuel expense at the Richmond and Rocky Mount Facilities associated with an increase in megawatt hours sold, and an increase in routine maintenance expense at the Rocky Mount Facility.

               General, administrative and development expenses increased 5.8% to $8.6 million for the third quarter of 1998 as compared to the corresponding period of 1997. The increase was primarily the result of expenses related to the Company's project development efforts.

               General, administrative and development expenses for the nine-month period ended September 30, 1998 decreased 12.0% to $27.8 million as compared to $ 31.5 million for the nine-month period ended September 30, 1997. The decrease was primarily the result of $10.7 million of expense recognized in the nine-month period ended September 30, 1997 related to the restructuring or terminating of incentive compensation arrangements for certain employees, as well as expense incurred related to severance payments to certain executive officers. The decrease was also due to a general decrease in salary expense during the nine-month period ended September 30, 1998 as a result of a restructuring completed by the Company in the prior year. This decrease was partially offset by an increase in incentive compensation expense related to the Company's profit-sharing plan as a result of the increase in the Company's profitability for the nine-month period ended September 30, 1998, and expenses incurred related to the Company's project development efforts .

               Interest expense increased 48.8% to $19.7 million for the third quarter of 1998 and 27.5% to $52.8 million for the nine-month period ended September 30, 1998 as compared to the corresponding periods of 1997. The Company's average long-term debt increased to $968 million, with a weighted average interest rate of 7.27%, for the third quarter of 1998 as compared to average long-term debt of $700 million, with a weighted average interest rate of 7.9%, for the third quarter of 1997. The increases in interest expense and weighted average debt outstanding are related to the inclusion of the project finance debt of the Cottage Grove and Whitewater Facilities acquired in March 1998 and the increase in project finance debt outstanding at the Portsmouth Facility, which was refinanced in December 1997, and the Hopewell Facility, which was refinanced in February 1998. The increases also related to outstanding borrowings under the corporate credit facility. The increase in interest expense discussed above was partially offset by a decrease in interest expense at several of the Company's project subsidiaries due to the scheduled amortization of outstanding project finance debt. The decrease in weighted average interest rate related primarily to the expiration of an interest rate swap agreement on the Richmond Facility's project debt in September 1997, a decrease in the LIBOR rate during the period for a portion of the Company's debt that is subject to floating rate fluctuations, and the refinancing of the project debt at the Portsmouth and Hopewell Facilities on more favorable interest rate terms.

               The increase in the equity in net loss of affiliates for the three-month and nine-month periods ended September 30, 1998, relates to an increase in losses recognized by the partnerships operating tomato greenhouses in the states of New York and Texas. These losses result from the delayed start-up of the New York greenhouse and production problems experienced at the Texas greenhouses. In addition, the tomato market has experienced lower than normal pricing due primarily to increased competition.

               The increase in minority interests in income for the three-month and nine-month periods ended September 30, 1998 as compared to the corresponding periods of the prior year relates to the recognition of the minority partner's share of earnings in the Cottage Grove and Whitewater Facilities, and an increase in earnings at the Hopewell Facility as a result of that facility's restructured power sales agreement.

               The extraordinary loss on early extinguishment of debt for the nine-month period ended September 30, 1998 related to the refinancing of the Hopewell Facility's project debt in January 1998. The loss consisted of a write-off of the deferred financing costs on the Hopewell Facility's original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

Liquidity and Capital Resources

               The principal components of operating cash flow for the nine-month period ended September 30, 1998 were net income of $33.7 million, increases due to adjustments for depreciation and amortization of $30.9 million, deferred income taxes of $11.0 million, a write-off of deferred financing costs of $2.1 million and equity in net income (loss) of unconsolidated affiliates, net of dividends of $7.2 million, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $1.3 million, minority interests in income, net of dividends, of $14.9 million and a net $15.6 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $53.1 million, proceeds from borrowings of $170.9 million, proceeds from the sale of marketable securities of $42.1 million, and $9.8 million of cash escrows released were primarily used to acquire interests in facilities of $155.3 million, purchase property plant and equipment of $4.5 million, make investments in affiliates of $1.0 million, repay project finance borrowings of $155.6 million, and pay deferred financing costs of $1.7 million.

               Historically, the Company has primarily financed each facility under financing arrangements and related documents which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) be secured solely by the physical assets, agreements, cash flows and, in certain cases, the capital stock of or partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing." The project financing debt of the Company's subsidiaries (aggregating $919.6 million as of September 30, 1998) is substantially non-recourse to the Company and its other project subsidiaries, except in connection with certain transactions where Cogentrix Energy or Cogentrix, Inc. ("Cogentrix") has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits the projects may experience as a result of incurring certain costs, subject to an aggregate cap of $51.9 million. In addition, Cogentrix has guaranteed certain project subsidiaries' obligations to the purchasing utility under power sales agreements. Because certain of these limited guarantees and other obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of the Company's potential exposure under these guarantees cannot be quantified. The aggregate contractual liability of the Company to its subsidiaries' project lenders is, in each case, a small portion of the aggregate project debt. If, however, the Company were required to satisfy all these guarantees and other obligations, or even one or more of the significant ones, such event could have a material adverse impact on the Company's financial condition.

               Any projects the Company develops in the future, and those independent power projects it may seek to acquire, are likely to require substantial capital investment. The Company's ability to arrange financing on a substantially non-recourse basis, acquisition financing, and the cost of such capital are dependent on numerous factors. In order to access capital on a substantially non-recourse basis in the future, the Company may have to make larger equity investments in, or provide more financial support for, the project entity.

               The ability of the Company's project subsidiaries and the project entities in which it has an investment to pay dividends and management fees periodically to Cogentrix Energy is subject to certain limitations in their respective project credit documents. Such limitations generally require that:
(i) project debt service payments be current, (ii) project debt service coverage ratios be met, (iii) all project debt service and other reserve accounts be funded at required levels and (iv) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project entity in which the Company has an investment. Management does not believe that such restrictions or limitations will adversely affect its ability to meet its debt obligations.

               As of September 30, 1998, the Company had long-term debt (including the current portion thereof) of approximately $1.0 billion. With the exception of the Company's $100 million of 2004 Senior Notes, substantially all of such indebtedness is project financing debt that is substantially non-recourse to the Company. Future annual maturities of long-term debt range from $78.1 million to $90.0 million in the five-year period ending December 31, 2002. The Company believes that its project subsidiaries and the project entities in which it has an investment will generate sufficient cash flow to pay all required debt service on the project financing debt and allow them to pay management fees and/or dividends to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix

Energy to pay all required debt service on outstanding balances under the corporate credit facility and on the Senior Notes, fund a significant portion of its development activities and meet its other obligations. If, as a result of unanticipated events, the Company's ability to generate cash from operating activities is significantly impaired, the Company could be required to curtail its development activities to meet its debt service obligations.

               In May 1997, the Company entered into a credit agreement with Australia and New Zealand Banking Group Limited, as agent for a group of lending banks (the "Corporate Credit Facility"), which provides for a $50 million revolving credit facility with a term of three years ('Revolving Term"). In October 1998, the Company amended and restated the Corporate Credit Facility to provide for direct advances to, or the issuance of letters of credit for, the benefit of the Company in an amount up to $100 million. The Corporate Credit Facility is unsecured and imposes covenants on the Company substantially the same as the covenants contained in the indentures for the Company's Senior Notes, as well as certain financial condition covenants. The Company used approximately $54 million of the credit availability under the Corporate Credit Facility for the letter of credit issued in connection with the Batesville Acquisition. The balance of the commitment under the Corporate Credit Facility is available, subject to any limitations imposed by the covenants contained therein and in the indentures for the Senior Notes, to be drawn upon by the Company to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

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

               In December 1997, the Company renegotiated the project financing arrangements for its Portsmouth Facility. The amended agreements resulted in an extension of the final maturity date of the loan by three months and an increase in the amount of commitment provided by the project lenders in the form of a $40.5 million revolving credit facility. This revolving credit facility is available to be drawn by Cogentrix Virginia Leasing Corporation, the project subsidiary owning the Portsmouth Facility ("CVLC"), at any time for general corporate purposes, including paying dividends to Cogentrix Energy. In March 1998, CVLC borrowed $20 million under the revolving credit facility and distributed the entire proceeds to Cogentrix Energy for purposes of funding a portion of the purchase price related to the LS Power Acquisition. In July 1998, the project subsidiary borrowed an additional $20.5 million and distributed it to the Company for purposes of paying down the outstanding balance under the Corporate Credit Facility.

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

               In August 1998, the Company acquired an approximate 52% interest in the Batesville Facility. The Company has committed to provide an equity contribution to the project subsidiary of approximately $54 million upon the earliest to occur of (i) the incurrence of construction costs after all project financing has been expanded, (ii) an event of default under the project subsidiary's financing arrangements and (iii) June 30, 2001. This equity commitment is supported by a $54 million letter of credit, which is provided under the Corporate Credit Facility. The Company expects the Batesville Facility, which will be operated by the Company, to commence commercial operation in June 2000.

               In October 1998, the Company consummated the BGCI Acquisition. The total consideration paid for the BGCI Acquisition of approximately $189 million is subject to adjustment either upward or downward based on the final determination of the "Net Unrestricted Cash Differential" as defined in the purchase agreement with BGCI.

               In connection with the BGCI Acquisition, the Company issued $220 million of unsecured 8.75% senior notes due 2008 in a Rule 144A offering with a covenant to register exchange notes under the Securities Act of 1933, as amended. The 2008 Senior Notes are unsecured and rank pari passu with the Company's 2004 Senior Notes. The Company used the net proceeds to finance the BGCI Acquisition and related transaction costs, to pay settlement costs for an interest rate hedge agreement related to the 2008 Senior Notes, and for general corporate purposes.

               For the fiscal year ended June 30, 1997, the Company's board of directors declared a dividend on its outstanding common stock of $5.0 million, which was paid in September 1997. The Company's board of directors declared a dividend on its outstanding common stock of $2.1 million for the six-month period ended December 31, 1997, which was paid in March 1998. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of the Company's net income for the immediately preceding fiscal year. In addition, under the terms of the indentures for the Senior Notes and the credit agreement for the Corporate Credit Facility, the Company's ability to pay dividends and make other distributions to its shareholders is restricted.

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

Year 2000 Compliance

               The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which includes such date, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures. The Company initiated assessments in 1997 to identify the issues required to be resolved to assure business critical systems successfully operate upon and beyond the turn of the century. The assessments include reviewing information technology and systems utilizing embedded technology. Plans for achieving Year 2000 compliance were finalized during 1998 and remediation work is underway.

               Replacement of the Company's core financial systems with Year 2000 compliant client-server software is virtually complete. The Company expects to complete the updating of its human resources and internal payroll systems by June 30, 1999. Investigation, analysis, remediation and contingency planning for embedded technology at the power generation facilities operated by the Company is also in process. At the majority of the facilities, the investigation and analysis of potential Year 2000 issues is nearing completion. The results of the investigation and analysis to date indicate the majority of the facilities' operating systems are Year 2000 compliant. For those that have been identified as non-compliant, the Company has either established a remediation plan or contingency plan to address the areas of non-compliance. The remediation of these systems, as well as testing of contingency plans, is expected to be completed by June 30, 1999. The total capital and operating costs to replace the Company's core financial systems, update the Company's human resources and internal payroll systems and bring the operating systems at the plant facilities fully compliant with Year 2000 are currently expected to be approximately $2.8 million, of which $2.4 million has already been incurred.

               The Company is communicating with critical suppliers, vendors, joint venture partners and major customers to assess their compliance efforts and the Company's exposure resulting from Year 2000 issues. At this time, the Company does not expect a major impact from non-compliant Year 2000 suppliers, vendors, joint venture partners or major customers. In the event that any of the Company's significant suppliers, vendors, joint venture partners or major customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

               The Company expects that its business critical systems will be Year 2000 compliant by December 31, 1999, and the Company does not anticipate costs associated with the Year 2000 issue to have a material impact on the Company's consolidated results of operations or financial position. Despite management's current expectations, there can be no assurances that there will not be interruptions or other limitations of financial and operating systems functionality or that the Company will not ultimately incur significant unplanned costs to avoid such interruptions or limitations.

Change of Corporate Fiscal Year

               Effective January 1, 1998, the Company changed its fiscal year to commence on January 1 and conclude on December 31 of each year. The Company's fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

               Under the terms of the amended power sales agreements for the Elizabethtown, Lumberton, Kenansville (the "ELK Facilities"), Roxboro and Southport Facilities, the purchasing utility, Carolina Power & Light Company, has exercised its right of economic dispatch resulting in significantly reduced fuel requirements at each of these facilities. Coal is supplied to the ELK Facilities by James River Coal Sales, Inc. and an affiliate ("James River"). Coal was supplied to the Southport Facility until November 1997 (when the contract term expired) by Coastal Coal Sales, Inc. ("Coastal"). The coal sales agreements for the ELK Facilities provide for the sale and purchase of the coal requirements of those facilities through September 2001.

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

               The contract with James River contains an arbitration provision requiring contract disputes to be submitted to arbitration in Charlotte, North Carolina. After the Company filed a motion to compel arbitration of the remaining contract claim, James River consented to, and filed a demand for, arbitration of the claim. The parties are currently preparing for the arbitration proceeding, which will be held in Charlotte, North Carolina.

Coastal Dispute (Southport Facility)

               In October 1996, Coastal initiated an arbitration proceeding against Cogentrix of North Carolina, Inc. ("CNC") through the American Arbitration Association in Charlotte, North Carolina. The notice of arbitration alleged breach of contract based on the reduction in coal requirements at the Southport Facility. In October 1997, a three-member panel of arbitrators ruled in favor of CNC, denying any recovery to Coastal.

               ANR Coal Company, L.L.C. ("ANR"), as successor to Coastal, subsequently challenged the ruling in CNC's favor in the United States District Court for the Western District of North Carolina on grounds of arbitrator partiality. In April 1998, the court issued an order vacating the ruling of the arbitration panel and directing that a new arbitration be conducted. The Company, which is appealing the court's decision to the United States Court of Appeals for the Fourth Circuit, believes that the ruling of the arbitration panel in its favor will be upheld on appeal. The Court has scheduled oral arguments in the appeal for the last week in January 1999.

Arch Dispute (Portsmouth Facility)

               In February 1998, Arch filed a complaint against CVLC in the United States District Court for the Southern District of West Virginia alleging breach of contract and seeking a determination that CVLC is obligated to purchase approximately 360,000 tons of coal per year, breached the coal sales agreement by wrongfully reducing its requirements of coal, and violated a duty of good faith and fair dealing owed to Arch. In the alternative, Arch seeks damages for CVLC's failure to purchase such quantities of coal. This agreement also contains an arbitration clause that requires any disputes between the parties to be resolved by arbitration in Charlotte, North Carolina. In June 1998, the District Court issued an order staying the litigation proceedings pending arbitration of the issues raised in the complaint filed by Arch. The parties are currently preparing for the arbitration proceeding, which will be held in Charlotte, North Carolina.

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

               (b) Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated September 4, 1998, with respect to the Batesville Transaction (see "Notes to Consolidated Condensed Financial Statements - Note 6" herein).

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COGENTRIX ENERGY, INC.
                                         (Registrant)



November 16, 1998                        /s/ James R. Pagano
                                         -------------------------------------
                                         James R. Pagano
                                         Group Senior Vice President,
                                         Chief Financial Officer
                                         (Principal Financial Officer)



November 16, 1998                        /s/ Thomas F. Schwartz
                                         -------------------------------------
                                         Thomas F. Schwartz
                                         Senior Vice President - Finance
                                         Treasurer
                                         (Principal Accounting Officer)