Form 10-Q/A
period 1998-09-30
COGENTRIX ENERGY INC
filed 1999-03-18
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A1

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

                             COGENTRIX ENERGY, INC.

                                                                        Page No.
                                                                        --------

Part I:  Financial Information

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at September 30, 1998 (Unaudited)
            and December 31, 1997                                             3

         Consolidated Statements of Income for the Three Months
            and Nine Months Ended September 30, 1998 and 1997 (Unaudited)     4

         Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1998 and 1997 (Unaudited)                     5

         Notes to Consolidated Condensed Financial Statements (Unaudited)     6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10


Signatures                                                                   19

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                             (dollars in thousands)

                                                                                   September 30,     December 31,
                                                                                       1998              1997
                                                                                   ----------          ---------
                                                                                  (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $   29,638         $ 71,833
  Restricted cash                                                                      53,688           27,742
  Marketable securities                                                                  --             42,118
  Accounts receivable                                                                  65,718           49,781
  Inventories                                                                          19,869           15,210
  Other current assets                                                                  3,875            2,465
                                                                                   ----------         --------
    Total current assets                                                              172,788          209,149

NET INVESTMENT IN LEASES                                                              497,966             --

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation:  September 30, 1998, $216,415; December 31, 1997, $188,227            480,077          496,589

LAND AND IMPROVEMENTS                                                                   3,574            2,540

DEFERRED FINANCING AND ORGANIZATION COSTS,
  net of accumulated amortization:  September 30, 1998, $13,414;
  December 31, 1997, $16,592                                                           31,218           21,085

NATURAL GAS RESERVES                                                                    1,748            2,384

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                               72,846           79,072

OTHER ASSETS                                                                           47,053           12,155
                                                                                   ----------         --------
                                                                                   $1,307,270         $822,974
                                                                                   ==========         ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                $   77,641         $ 74,680
  Accounts payable                                                                     26,244           13,755
  Accrued compensation                                                                  5,893            4,923
  Accrued interest payable                                                              7,930            2,935
  Accrued dividends payable                                                              --              2,140
  Other accrued liabilities                                                            15,449            8,182
                                                                                   ----------         --------
    Total current liabilities                                                         133,157          106,615

LONG-TERM DEBT                                                                        960,621          595,112

DEFERRED INCOME TAXES                                                                  37,004           25,872

MINORITY INTERESTS                                                                     60,728           15,131

OTHER LONG-TERM LIABILITIES                                                            23,529           21,946
                                                                                   ----------         --------
                                                                                    1,215,039          764,676
                                                                                   ----------         --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                                                 130              130
  Net unrealized gain on available for sale securities                                   --                 26
  Accumulated earnings                                                                 92,101           58,142
                                                                                   ----------         --------
                                                                                       92,231           58,298
                                                                                   ----------         --------
                                                                                   $1,307,270         $822,974
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
          (dollars in thousands, except for earnings per common share)

                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30,                        September 30,
                                                                  ---------------------------         ---------------------------
                                                                     1998              1997              1998              1997
                                                                  ---------         ---------         ---------         ---------

OPERATING REVENUE:
  Electric                                                        $  84,832         $  82,358         $ 231,200         $ 234,652
  Steam                                                               5,620             6,049            19,325            19,451
  Lease revenue                                                      11,134              --              23,567              --
  Service revenue under capital leases                               12,703              --              25,955              --
  Income from unconsolidated investments in power projects              829               397             2,626               623
  Other                                                               7,554             2,728            14,855             8,463
                                                                  ---------         ---------         ---------         ---------
                                                                    122,672            91,532           317,528           263,189
                                                                  ---------         ---------         ---------         ---------

OPERATING EXPENSES:
  Fuel expense                                                       23,576            31,199            62,500            91,254
  Operations and maintenance                                         17,309            16,696            49,581            52,739
  Cost of services under capital leases                              14,019              --              29,358              --
  General, administrative and development expenses                    8,613             8,139            27,765            31,547
  Depreciation and amortization                                      10,767            10,238            31,382            31,583
                                                                  ---------         ---------         ---------         ---------
                                                                     74,284            66,272           200,586           207,123
                                                                  ---------         ---------         ---------         ---------
OPERATING INCOME                                                     48,388            25,260           116,942            56,066

OTHER INCOME (EXPENSE):
  Interest expense                                                  (18,908)          (13,253)          (51,993)          (41,419)
  Investment and other income, net                                    1,304             1,923             5,169             7,378
  Equity in net loss of affiliates, net                              (3,157)             (593)           (3,242)             (410)
                                                                  ---------         ---------         ---------         ---------

INCOME BEFORE MINORITY INTERESTS IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS                                27,627            13,337            66,876            21,615

MINORITY INTERESTS IN INCOME BEFORE
  EXTRAORDINARY LOSS                                                 (4,187)           (1,364)           (9,800)           (3,763)
                                                                  ---------         ---------         ---------         ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                                 23,440            11,973            57,076            17,852

PROVISION FOR INCOME TAXES                                           (8,969)           (4,973)          (22,374)           (6,756)
                                                                  ---------         ---------         ---------         ---------

INCOME BEFORE EXTRAORDINARY LOSS                                     14,471             7,000            34,702            11,096

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of minority interest and
  income tax benefit of $473                                           --                --                (743)             --
                                                                  ---------         ---------         ---------         ---------

NET INCOME                                                        $  14,471         $   7,000         $  33,959         $  11,096
                                                                  =========         =========         =========         =========

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                                $   51.32         $   24.84         $  123.06         $   39.35
  Extraordinary loss                                                   --                --               (2.64)             --
                                                                  ---------         ---------         ---------         ---------
                                                                  $   51.32         $   24.82         $  120.42         $   39.35
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

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                      --------------------------
                                                                                         1998             1997
                                                                                      ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  33,959         $ 11,096
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                        31,382           31,583
    Deferred income taxes                                                                11,132            2,349
    Extraordinary loss on early extinguishment of debt, non-cash portion                  2,067             --
    Minority interests in income, net of dividends                                      (14,933)           2,522
    Equity in net loss (income) of unconsolidated affiliates, net of dividends            7,232             (213)
    Minimum lease payments received                                                      22,242             --
    Amortization of unearned lease income                                               (23,567)            --
    Decrease (increase) in accounts receivable                                           (6,410)             869
    Decrease (increase) in inventories                                                   (2,392)           3,460
    Decrease in accounts payable                                                         (3,479)          (3,806)
    Increase in accrued liabilities                                                       3,073            2,444
    Increase in other liabilities                                                         1,557            6,806
    Increase in other                                                                   (30,134)          (5,902)
                                                                                      ---------         --------
       Net cash flows provided by operating activities                                   31,729           51,208
                                                                                      ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                                              (4,510)          (1,591)
    Decrease in marketable securities                                                    42,118           12,684
    Investments in affiliates                                                            (1,000)         (53,443)
    Acquisition of facilities, net of cash acquired                                    (155,324)            --
    Decrease in restricted cash                                                           9,868            2,179
                                                                                      ---------         --------
       Net cash flows used in investing activities                                     (108,848)         (40,171)
                                                                                      ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                                      192,310            2,618
    Repayments of debt                                                                 (155,673)         (48,976)
    Increase in deferred financing costs                                                 (1,713)            (581)
    Common stock dividend paid                                                             --             (5,000)
                                                                                      ---------         --------
       Net cash flows provided by (used in) financing activities                         34,924          (51,939)
                                                                                      ---------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (42,195)         (40,902)

CASH AND CASH EQUIVALENTS, beginning of period                                           71,833           89,188
                                                                                      ---------         --------

CASH AND CASH EQUIVALENTS, end of period                                              $  29,638         $ 48,286
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

7.             Pending Claims and Litigation

               Effective September 1996, the Company amended the power sales agreements on its Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport Facilities. Under the amended terms of these power sales agreements, the purchasing utility has exercised its right of economic dispatch resulting in significant reductions in fuel requirements at each of these facilities. In response to this reduction in fuel requirements, one of the coal suppliers for these facilities initiated an arbitration proceeding and another filed a civil action against certain subsidiaries of the Company. The arbitration proceeding was completed in October 1997, with the arbitration panel denying any recovery to the coal supplier. The coal supplier subsequently challenged the arbitration panel's ruling on grounds of partiality by the neutral arbitrator. On April 15, 1998, the federal district court issued an order vacating the arbitration award and directing a new arbitration be conducted. The Company has appealed this decision to the United States Court of Appeals for the Fourth Circuit. The Company believes that the district court action was in error, that the arbitration award is valid and will be upheld on appeal. With respect to the civil action filed by the other coal supplier, we filed a motion to compel arbitration of the contract claim, consented to, and filed a demand for, arbitration of the claim. In March 1999, the dispute was submitted to arbitration before a three-member panel of arbitrators. With one member of the panel dissenting, the arbitrators ruled in favor of the coal supplier, awarding approximately $8 million payable in 1999. Approximately $3 million of this award relates to the reduction in purchase quantities for prior periods, and approximately $5 million relates to a reduction in purchase quantities from the date of the award through the balance of the term of the coal contract which ends in September 2001. The future reduction in purchase quantities provides a future economic benefit to the project subsidiary.

               Effective December 1997, the Company amended the power sales agreement on its Portsmouth Facility. Under the amended terms, the purchasing utility has exercised its right of economic dispatch which has led to significant reductions in that facility's fuel requirements. In response to the reduced fuel requirements, the coal supplier for the Portsmouth Facility filed a civil action in federal district court against a subsidiary of the Company. Upon motion by the Company, the court has stayed the action pending arbitration of the claims in Charlotte, North Carolina. On March 11, 1999, our project subsidiary entered into a comprehensive settlement agreement with this coal supplier, which is subject to the approval of the Company's and coal supplier's board of directors and to the approval of the lenders to our project subsidiary.

               The Company has established reserves which management believes to be adequate to cover any expense resulting from these matters. Management believes that the resolution of these disputes will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

107 acres of production capacity. The Company has a 50% interest in each partnership and accounts for these investments under the equity method.

Results of Operations - Three Months and Nine Months Ended September 30, 1998 and 1997

                                  Three Months Ended September 30,                 Nine Months Ended September 30,
                              -----------------------------------------      ------------------------------------------
                                      1998                  1997                   1998                    1997
                              -----------------       ----------------       -----------------       ------------------
                                                         (dollars in thousands, unaudited)

Total operating revenues      $122,672      100%      $91,532      100%      $317,528      100%      $263,189      100%
Operating costs                 54,904       45        47,895       52        141,439       44        143,993       55
General, administrative
   and development               8,613        7         8,139        9         27,765        9         31,547       12
Depreciation and
  amortization                  10,767        9        10,238       11         31,382       10         31,583       12
                              --------      ---       -------      ---       --------      ---       --------      ---

Operating income              $ 48,388       39%      399,000       28%      $116,942       37%      $ 56,066       21%
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

               Interest expense increased 42.7% to $19.0 million for the third quarter of 1998 and 25.5% to $52.0 million for the nine-month period ended September 30, 1998 as compared to the corresponding periods of 1997. The Company's average long-term debt increased to $968 million, with a weighted average interest rate of 7.27%, for the third quarter of 1998 as compared to average long-term debt of $700 million, with a weighted average interest rate of 7.9%, for the third quarter of 1997. The increases in interest expense and weighted average debt outstanding are related to the inclusion of the project finance debt of the Cottage Grove and Whitewater Facilities acquired in March 1998 and the increase in project finance debt outstanding at the Portsmouth Facility, which was refinanced in December 1997, and the Hopewell Facility, which was refinanced in February 1998. The increases also related to outstanding borrowings under the corporate credit facility. The increase in interest expense discussed above was partially offset by a decrease in interest expense at several of the Company's project subsidiaries due to the scheduled amortization of outstanding project finance debt. The decrease in weighted average interest rate related primarily to the expiration of an interest rate swap agreement on the Richmond Facility's project debt in September 1997, a decrease in the LIBOR rate during the period for a portion of the Company's debt that is subject to floating rate fluctuations, and the refinancing of the project debt at the Portsmouth and Hopewell Facilities on more favorable interest rate terms.

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

               In October 1998, the Company acquired Bechtel Generating Company, Inc.'s ownership interests in 12 electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline. The aggregate acquisition price for the ownership interests, including acquisition costs, was approximately $189.9 million. The purchase price was funded with a portion of the proceeds from the sale of $255 million of senior notes due 2008.

               As a result of a March 1999 arbitration award related to a contract dispute with a coal supplier, the Company is obligated to pay approximately $8 million in 1999. Approximately $3 million of this award relates to the reduction in purchase quantities for prior periods and approximately $5 million relates to the reduction in purchase quantities from the date of the award through the balance of the term of the coal contract, which ends in September 2001. The future reduction in purchase quantities provides a future economic benefit to the project subsidiary. The amount of damages awarded will not materially reduce the projected amount of cash flow to Cogentrix Energy for the current fiscal year and should not, therefore, have a material adverse impact on Cogentrix Energy's ability to service its outstanding debt.

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

Year 2000 Compliance

               The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which includes such date, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures. Cogentrix initiated assessments in 1997 to identify the issues required to be resolved to assure business critical systems successfully operate upon and beyond the turn of the century. The assessments include reviewing information technology and systems utilizing embedded technology. Plans for achieving Year 2000 compliance were finalized during 1998 and remediation work is underway. We have identified the following systems and applications to focus our efforts to ensure Year 2000 compliance:

               -  corporate applications, which include core business systems;
               - embedded technology systems, which include the plants operating and control systems and
               -  business partner and vendor systems.

Non-compliance in the embedded technology systems or business partner and vendor systems could result in temporary shutdown of the facilities, and potential equipment damage.

               Replacement of our core financial systems which include corporate applications such as purchasing, accounts payable and general ledger, with Year 2000 compliant client-server software is virtually complete. We expect to complete the updating of our human resources and internal payroll systems by June 30, 1999. We do not expect any disruptions in corporate applications as a result of the Year 2000 issue.

               Investigation, analysis, remediation and contingency planning for embedded technology such as plant operating control systems, telecommunications and facilities-based equipment at all of our power generation facilities have been completed. The investigation and analysis have identified no significant Year 2000 issues. For those insignificant issues that have been identified as non-compliant, we have established a remediation plan to address the areas of non-compliance. The remediation of these systems is expected to be completed by June 30, 1999. The costs to replace our core financial systems, update our human resources and internal payroll systems and bring the operating systems at the plant facilities fully compliant with Year 2000 are currently expected to be approximately $2.8 million, of which $2.4 million has already been incurred.

               We are communicating with critical suppliers, vendors, joint venture partners and major customers verbally, in writing and through other representations made by the organizations to assess their compliance efforts and our exposure resulting from Year 2000 issues. Of major concern to us are the fuel suppliers and transporters,and the electric and steam customers. We produce revenue by selling the power we produce to major utilities. We depend on fuel suppliers and transporters to deliver our fuel to power the generating facilities. We also rely on transmission and distribution facilities to deliver our power to the electric and steam customers. At this time, based on our review of responses we have received, we do not expect a major impact from non-compliant Year 2000 suppliers, vendors joint venture partners or major customers. However, an incomplete or incorrect assessment of the Year 2000 issues by the suppliers and transporters, transmission and distribution facilities, as well as the utility customers, could adversely effect our financial results and operations.

               We have developed contingency plans for the critical systems. We developed these plans to address our most likely worst case scenario, the inability of our plants to produce and distribute power. The contingency plans include turning back the date on all date critical systems at the plant to ensure the continuous operation of the generating facilities. These plans have been tested and appear to be adequate.

               We expect that our business critical systems will be Year 2000 compliant by December 31, 1999, and we do not anticipate costs associated with the Year 2000 issue to have a material impact on our consolidated results of operations or financial position. Currently, we have not entered into any material contracts with external contractors to complete the Year 2000 compliance projects. We have dedicated two headquarters level employees to oversee, develop and test systems to ensure Year 2000 readiness. Managers at each plant location are also responsible for various components of the Year 2000 testing. Despite management's current expectations, there can be no assurances that there will not be interruptions or other limitations of financial and operating systems functionality or that we will not ultimately incur significant unplanned costs to avoid such interruptions or limitations.


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



                                         COGENTRIX ENERGY, INC.
                                         (Registrant)



March 17, 1999                           /s/ Thomas F. Schwartz
                                         -------------------------------------
                                         Thomas F. Schwartz
                                         Senior Vice President - Finance
                                         Treasurer
                                         (Principal Financial and Accounting
                                         Officer)