Form 10-K405
period 1998-12-31
COGENTRIX ENERGY INC
filed 1999-03-31
CIK 917711

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 33-74254
                             COGENTRIX ENERGY, INC.
             (Exact name of registrant as specified in its charter)

              NORTH CAROLINA                                      56-1853081
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

        9405 ARROWPOINT BOULEVARD                                 28273-8110
        CHARLOTTE, NORTH CAROLINA                                 (Zip Code)
 (Address of principal executive offices)

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

     Number of shares of Common Stock, no par value, outstanding at March 31,
1999:       282,000

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COGENTRIX ENERGY, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                         PAGE
                                                                         ----
PART I
Item 1:    Business....................................................    1
Item 2:    Properties..................................................   21
Item 3:    Legal Proceedings...........................................   21
Item 4:    Submission of Matters to a Vote of Security Holders.........   23

PART II
Item 5:    Market for the Registrant's Common Stock and Related
           Shareholder Matters.........................................   23
Item 6:    Selected Consolidated Financial Data........................   24
Item 7:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   25
Item 8:    Financial Statements and Supplementary Data.................   37
Item 9:    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   69

PART III
Item 10:   Directors and Executive Officers of the Registrant..........   69
Item 11:   Executive Compensation......................................   72
Item 12:   Security Ownership of Certain Beneficial Owners and
           Management..................................................   76
Item 13:   Certain Relationships and Related Transactions..............   76

PART IV
Item 14:   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   78
           Signatures..................................................   86

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Cogentrix Energy, Inc. is an independent power producer that, through its direct and indirect subsidiaries, acquires, develops, owns and operates electric generating plants, principally in the United States. We derive most of our revenue from the sale of electricity, but we also produce and sell steam. We sell the electricity we generate, principally under long-term power purchase agreements, to regulated electric utilities. We sell the steam we produce to industrial customers with manufacturing or other facilities located near our electric generating plants. We were one of the early participants in the market for electric power generated by independent power producers that developed as a result of energy legislation the United States Congress enacted in 1978. We believe we are one of the larger independent power producers in the United States based on our total project megawatts in operation.

     We currently own -- entirely or in part -- a total of 25 electric generating plants in the United States. Our 25 plants are designed to operate at a total production capability of approximately 4,000 megawatts. After taking into account our part interests in the 16 plants that are not wholly-owned by us, which range from 3.3% to approximately 74%, our net ownership interests in the total production capability of our 25 electric generating plants is approximately 1,690 megawatts. We developed, constructed and currently operate 10 of our plants, which, with one exception, are located in either North Carolina or Virginia.

     When our plant currently under construction in Batesville, Mississippi begins operation, we will have ownership interests in a total of 26 domestic electric generating plants that are designed with a total production capability of 4,800 megawatts. Our net equity interest in the total production capability of those 26 facilities will be approximately 2,110 megawatts.

     Unless the context requires otherwise, references in this report to "we," "us," "our," or "Cogentrix" refer to Cogentrix Energy, Inc. and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix Energy" refers only to Cogentrix Energy, Inc., which is a development and management company that conducts its business primarily through subsidiaries. Cogentrix Energy's subsidiaries that are engaged in the development, ownership or operation of cogeneration facilities are sometimes referred to individually as a "project subsidiary" and collectively as "project subsidiaries."

TRENDS AFFECTING THE DOMESTIC ELECTRIC GENERATING INDUSTRY AND OUR BUSINESS

  Increasing Competition in the Domestic Electric Generating Industry

     In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives are currently being adopted or considered at both state and federal levels to increase competition in the domestic electric generating industry. We believe that industry trends and these regulatory initiatives will lead to the transformation of the existing regulated market, which sells to a captive customer base, to a more competitive market in which end users may purchase electricity from a variety of suppliers. These suppliers will include non-utility generators, power marketers, public utilities and others. Our management believes that these market trends will create significant new business opportunities for us because we have demonstrated our ability to construct and operate efficient, low-cost electric generating facilities.

  Growing Market for Sale of Electric Generating Assets

     Regulatory requirements to restructure the United States electric industry have led to the development of a growing market for the sale of electric generating assets principally by utilities, but also by independent power producers and industrial companies. Even when not required to do so by regulatory pressure, some utilities' managements have decided for strategic reasons to sell some or all of their generating assets and to concentrate on the transmission and distribution segments of the power supply market. If this trend continues, it may create additional investment opportunities for us. In connection with acquiring -- entirely or in part -- any additional electric generating assets, we expect to reduce our exposure to electric market price risk by entering into contractual arrangements with fuel suppliers, utilities and/or power marketers under which they would assume some or all of the risks associated with fluctuations in energy prices.

  Passage of the Energy Policy Act has Expanded Our Options

     The passage of the Energy Policy Act by the United States Congress in 1992 significantly expanded the options available to independent power producers, particularly with respect to siting a generating facility. Among other things, this law enables independent power producers to obtain an order from the Federal Energy Regulatory Commission requiring an intermediary utility to give access to its transmission lines to transmit or "wheel" electric power from a generating plant to its utility purchaser. The availability of wholesale transmission "wheeling" could be an important aspect in the development of new projects. For example, we may be able to develop a project in one utility's service territory and "wheel" the electric power produced by the project through the transmission lines of that utility to a second utility or another wholesale purchaser. The Energy Policy Act also created a new class of generator -- exempt wholesale generators -- that, unlike qualifying facilities, are not required to use alternative or renewable fuels or to have useful thermal energy output. See "Regulation -- Energy Regulations" herein.

OUR DEVELOPMENT AND ACQUISITION STRATEGY

     We intend to remain among the leaders in the independent power industry by developing and constructing or acquiring -- entirely or in part -- electric generating facilities in the United States and in selected foreign countries where the political climate is conducive to increased foreign investment.

     We have targeted three market segments for our future acquisition and development activities. They are:

     - Acquiring interests in existing domestic electric generating plants
     - Developing, owning, managing and operating on-site cogenerating facilities for large industrial customers with significant energy needs
     - Developing new, electric generating facilities using natural gas as fuel

     Acquiring Interests in Existing Domestic Electric Generating Plants. Our candidates for future acquisitions will generally already have power sales contracts with electric utilities or other customers whose senior unsecured debt carries investment grade credit ratings. We may also seek to acquire interests in electric generating facilities that do not have contracts in place but are nonetheless highly efficient, low-cost providers that can take advantage of opportunities in a rapidly deregulating energy market. If we do, we would expect to protect Cogentrix against the risk of changes in the market price for electricity by entering into contracts at the time of acquisition with fuel suppliers, utilities or power marketers which reduce or eliminate our exposure to this risk by establishing future prices and quantities for the electricity produced independent of the short-term market.

     Developing New or Managing Existing Plants for Industrial Customers. Many large, industrial customers with significant energy needs own on-site facilities for generating the electricity and producing the steam they require for their manufacturing, refining or other operations. We believe that cogenerating facilities with state-of-the-art technology developed by us could replace or upgrade existing facilities employing older technology that many of these industrial companies currently operate themselves. We expect that many industrial companies choosing not to replace their existing facilities will seek to contract with companies like Cogentrix to manage and operate their existing facilities.

     Developing New Electric Generating Plants. We intend to pursue domestic development of new, highly-efficient, low-cost plants, concentrating on mid-sized facilities that use natural gas as fuel. We expect to have long-term contractual arrangements for these plants in place with fuel suppliers, electric utilities or power marketers. These contractual arrangements will provide us a scheduled and/or indexed payment for electricity and result in the fuel supplier, electric utility or power marketer accepting the risks associated with energy price fluctuations. We also intend to pursue international project development opportunities on a highly selective basis. We expect to do so only in those countries where demand for power is growing rapidly, private investment is encouraged and favorable financing conditions exist.

     We are concentrating on opportunities to develop or acquire interests in mid-sized electric generating facilities which use low-cost, state-of-the-art proven technology. We target projects that will allow us to capitalize on our reputation as a low-cost, efficient and reliable provider. We seek to manage the risks associated with owning and operating electric generating plants by emphasizing diversification and balance among our investments in terms of the following criteria:

     - the geographic location of the facilities in which we have an ownership interest
     - the electric utility customers for the electricity we generate and the industrial customers for the steam we produce
     - the technology we employ to generate electricity and produce steam
     - the coal, gas and other fuel suppliers to our plants

     We also intend whenever practicable to reduce the risks associated with the development of any new projects by developing them on a joint venture basis with one or more strategic partners instead of doing so on our own.

OUR RECENT ACQUISITIONS OF INTERESTS IN ELECTRIC GENERATING PLANTS

     A key part of our business strategy is to acquire interests in domestic electric generating assets. We completed three material acquisitions in 1998 that expanded our operations from four to nine states in the eastern U.S. and into two states in the upper Midwest. These recent acquisitions strengthen our competitive position and diversify our operations with regard to fuel source and dependence on any single project or customer.

     - October 1998. The "Bechtel Acquisition" resulted in our acquiring ownership interests ranging from 3.3% to 49% in 12 domestic electric generating plants and a natural gas pipeline from Bechtel Generating Company, Inc. Nine of these electric generating facilities were developed and are managed by U.S. Generating Company, LLC, an indirect, wholly-owned subsidiary of PG&E Corporation, and are owned in part by its affiliates. The acquisition of these interests gives us an aggregate net equity interest of approximately 365 megawatts in a diverse portfolio of electric generating plants that comprises approximately 2,400 megawatts in total production capability. The plants are located in New Jersey, New York, Pennsylvania, West Virginia, Massachusetts and Florida. The aggregate purchase price was approximately $189.7 million, including related acquisition costs. We have accounted for this acquisition using the purchase method of accounting. We account for our ownership interests in eight of these generating facilities using the equity method of accounting, and the cost method of accounting for the other four generating facilities.

     - August 1998. The "Batesville Acquisition" resulted in our acquiring an approximate 52% interest in an 800-megawatt, gas-fired electric generating plant under construction in Batesville, Mississippi. We have committed to provide an equity contribution to the project subsidiary of approximately $54 million. The equity commitment is supported by a $54 million letter of credit provided under our corporate credit facility. We expect this generating plant, which we will operate when construction is completed, will begin operation in June 2000. Two electric utilities have agreed to purchase the electricity produced at this plant under long-term power purchase agreements. Both utilities have senior, unsecured debt outstanding that nationally-recognized credit rating agencies have rated investment grade. We account for our interest in this generating facility using the equity method of accounting, because we anticipate that our ownership will be less than 50% when the plant begins operation.

     - March 1998. The "Whitewater/Cottage Grove Acquisition" resulted in our acquiring approximate 74% interests in each of two electric generating plants located in Whitewater, Wisconsin and Cottage Grove, Minnesota. The aggregate purchase price for the plants was $158.0 million. Each facility is a 245-megawatt, gas-fired plant. Commercial operations began at both facilities in the last six months of

       1997. The plant in Cottage Grove has a 30-year power purchase agreement with Northern States Power Company. The plant in Whitewater has a 25-year power purchase agreement with Wisconsin Electric Power Company. We have accounted for this acquisition using the purchase method of accounting. We account for our ownership interests in these generating facilities using the consolidation method.

PROJECT UNDER DEVELOPMENT

     Rathdrum, Idaho Project. Cogentrix is developing jointly with Avista Power, Inc. a 270 megawatt electric generating facility to be located in Rathdrum, Idaho. Avista Energy, Avista Power, Inc.'s national energy trading and marketing affiliate, will deliver natural gas to the plant and purchase the electrical output of the facility under a long term power purchase agreement. Avista Power and Cogentrix will share ownership in the facility. Cogentrix will have the lead role for the development, construction and operation of the facility.

PROJECT AGREEMENTS, FINANCING AND OPERATING ARRANGEMENTS FOR OUR FACILITIES

  Project Agreements

     Our facilities sell electricity primarily to electric utilities under long-term power sales agreements. A facility's revenue from a power sales agreement usually consists of two components: variable payments, which vary in accordance with the amount of energy the facility produces, and fixed payments, which are received in the same amounts whether or not the facility is producing energy. Variable payments, which are generally intended to cover the costs of actually generating electricity, such as fuel costs and variable operation and maintenance expense, are based on a facility's net electrical output measured in kilowatt hours. Variable payment rates are either scheduled or indexed to the fuel costs of the purchasing utility.

     Fixed payments, which are intended to compensate us for the costs incurred by the project subsidiary whether or not it is generating electricity, such as debt service on the project financing, are more complex and are calculated based on a declared production capability of a facility. Declared production capability is the electric generating capability of a plant in megawatts that the project subsidiary contractually agrees to make available to the utility purchasing its electricity. It is generally less than 100% of the facility's design production capability dictated by its equipment and design specifications. Fixed payments are based either on a facility's net electrical output and paid on a kilowatt-hour basis or on the facility's declared production capability and can be adjusted if actual production capability varies significantly from declared production capability.

     Many power sales agreements permit the purchasing utility to direct the facility to deliver a variable amount of electrical output within limited parameters. This means the utility may within those parameters direct the facility to reduce or suspend the delivery of electricity to the utility. The power sales agreements of substantially all our facilities provide the purchasing utilities with the right to reduce or suspend their purchases of electricity whenever they determine that they can obtain lower cost power either by generating power at their own plants or by purchasing electricity in bulk from others. The power sales agreements for these facilities are structured in a manner such that when the amount of electrical output is reduced, the facility continues to receive the fixed payments, which cover fixed operating costs and debt service requirements and provide substantially all of the project subsidiary's profits. The variable payments, which cover the operating, maintenance and fuel costs incurred to generate electricity, are received only for each kilowatt hour delivered.

     With few exceptions, our facilities produce process steam for use by an industrial customer which has a manufacturing or other facility located nearby. Our industrial customers, which include textile manufacturing companies, pharmaceutical manufacturing companies, chemical producers and synthetic fiber plants, use the process steam in their manufacturing processes. Our steam sales contracts with these industrial customers generally are long-term contracts that provide payment on a per thousand pound basis for steam delivered.

     Each of the facilities purchases fuel under long-term supply agreements. Substantially all fuel supply contracts are structured so that the scheduled increases in the fuel cost are generally matched by increases in the variable payments received by the project subsidiary for electricity under its power sales agreement. This matching is typically affected by having the fuel prices escalate as a function of the solid fuel index of the purchasing utility. The matching is sometimes affected by contracting for scheduled increases in the variable payments under our power sales agreements designed to offset scheduled increases in fuel prices.

  Project Financing

     Each facility is financed primarily under financing arrangements at the project subsidiary level which, except as noted below, require the loans to be repaid solely from the project subsidiary's revenues. They also generally provide that the repayment of the loans and payment of interest is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or partnership interests in that project subsidiary. This type of financing is generally referred to as "project financing."

     Project financing transactions are generally structured so that all revenues of a project are deposited directly with a bank or other financial institution acting as escrow or security deposit agent. These funds are then payable in a specified order of priority to assure that, to the extent available, they are used first to pay operating expenses, senior debt service and taxes and to fund reserve accounts. Then, subject to satisfying debt service coverage ratios and other conditions, any available funds may be disbursed to Cogentrix Energy and its other partners in the case of jointly-owned facilities in the form of management fees or dividends or for the payment of subordinated debt service, where there are subordinated lenders.

     These facilities are financed using a high proportion of debt to equity. This leveraged financing permits us to develop projects with a limited equity base but also increases the risk that a reduction in revenues could adversely affect a particular project's ability to meet its debt or lease obligations. The lenders to each project subsidiary have security interests covering some or all of the aspects of the project, including the facility, related facility support agreements, the stock or partnership interest of our project subsidiaries, licenses and permits necessary to operate the facility and the cash flow derived from the facility. In the event of a foreclosure after a default, the project subsidiary would only retain an interest in the property remaining, if any, after all debts and obligations were paid.

     In addition, the debt of each operating project may reduce the liquidity of our interest in such project since any sale or transfer of its interest would, in most cases, be subject both to a lien securing such project debt and to transfer restrictions in the relevant financing agreements. Also, our ability to transfer or sell our interest in some of our projects is restricted by purchase options we have granted to certain industrial steam customers or utilities and certain rights of first refusal we have granted in favor of our power and steam purchasers.

     Because the project debt is "non-recourse", the lenders under these project financing structures cannot look to Cogentrix Energy or its other projects for repayment unless Cogentrix Energy or another project subsidiary expressly agrees to undertake liability. Cogentrix Energy has agreed to undertake limited financial support for certain of its project subsidiaries in the form of limited obligations and contingent liabilities. These obligations and contingent liabilities take the form of guarantees, indemnities, capital infusions and agreements to pay debt service deficiencies. To the extent Cogentrix Energy becomes liable under such guarantees and other agreements with respect to a particular project, distributions received by Cogentrix Energy from other projects may be used by Cogentrix Energy to satisfy these obligations. To the extent of these obligations, the lenders to a project have recourse to Cogentrix Energy and the distributions to Cogentrix Energy from other projects. The aggregate contractual liability of Cogentrix Energy to its project lenders is, in each case, a small portion of the aggregate project debt. Thus the project financing structures are generally described throughout this report as being "non-recourse" to Cogentrix Energy and its other projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The indentures under which Cogentrix Energy has senior debt outstanding permit the incurrence of debt, guarantees and liens jointly by any future project subsidiaries or joint ventures with respect to the future development of electric generating facilities. To the extent we take advantage of these provisions of the indentures, the project lenders will have recourse to several of our facilities instead of having their recourse limited to the facility or facilities owned by a single project subsidiary.

     Our facilities are insured in accordance with covenants in each project's debt financing agreements. Coverages for each plant include workers' compensation, commercial general liability, supplemented by primary and excess umbrella liability, and a master property insurance program including property, boiler and machinery and business interruption.

  Operating Arrangements

     Unlike many independent power producers who contract with third-party operators, we operate many of our facilities. When we do, our project subsidiary employs directly the persons required to operate the facility. We invest in training our operating personnel and structure our plant bonus program to reward efficient and cost-effective operation of the facilities. Our management meets several times a year with the facilities' managers and conducts on-site facility performance reviews with each facility manager.

     We have established a strong record of efficiency and reliability in operating our electric generating plants, which is measured in the industry by a generating plant's "availability" to generate and sell electricity. The table below shows the average "availability" of the 10 plants we currently operate for the periods indicated.

PERIOD                                                        AVERAGE AVAILABILITY
------                                                        --------------------
Year ended December 31, 1998................................         96.4%
Year ended December 31, 1997................................         97.2%
Year ended December 31, 1996................................         96.6%

     We provide to the facilities we operate administrative and management services for a periodic fee, which in some cases is adjusted annually by an inflation factor. The ability of a project subsidiary to pay these management fees is contingent upon the continuing compliance by the project subsidiary with covenants under its project financing agreements and may be subordinated to the payment of obligations under those agreements. We have earned and will continue to earn incentive compensation from our Hopewell facility, in which Cogentrix Energy holds a 50% general partnership interest and is, through a subsidiary, the managing general partner, if the facility achieves the contractually specified net income levels.

     In addition, we serve as a third-party operator for the generating facility we developed for Public Utility District Number 1 of Clark County, Washington, under the terms of a two-year operations and maintenance agreement, which expires in 1999.

  Ash Removal

     Project subsidiaries owning eight of our coal-fired plants contract with our subsidiary, ReUse Technology, to remove coal ash generated by such facilities. As an alternative to disposing of coal ash in landfills, ReUse Technology has developed the use of coal ash as structural fill material and in the manufacturing and production of various ash derived products for resale.

FACILITY UNDER CONSTRUCTION IN BATESVILLE, MISSISSIPPI

     In August 1998, we acquired an approximate 52% interest in an 800-megawatt, gas-fired facility under construction in Batesville, Mississippi. We expect this plant, which we will operate, to begin operation in June 2000. Electricity generated by the plant will be sold under long-term power purchase agreements with two utilities. Both of these utilities have senior, unsecured debt outstanding that nationally-recognized credit rating agencies have rated investment grade.

FACILITIES IN OPERATION

     Our facilities described below rely on power sales agreements for the majority of their revenues. During the fiscal year ended December 31, 1998, two regulated utility customers accounted for approximately 69% of our consolidated revenues. The failure of either of these utility customers to fulfill its contractual obligations for a prolonged period of time would have a material adverse effect on our primary source of revenues. Both of these utilities have senior, unsecured debt outstanding that nationally-recognized credit rating agencies have rated investment grade. As a result of the acquisitions we made in 1998, our future operations will be more diverse with regard to both geography and fuel source and less dependent on any single project or customer.

                                                                                               OUR
                                                                                 OUR       NET EQUITY
                                                                               PERCENT     INTEREST IN
                                                                    PLANT     OWNERSHIP       PLANT              POWER
         FACILITY                   LOCATION             FUEL     MEGAWATTS   INTEREST      MEGAWATTS      PURCHASING UTILITY
         --------                   --------             ----     ---------   ---------    -----------   ----------------------
Elizabethtown..............  Elizabethtown, NC        Coal            35          100%         35.0      CP&L*
Lumberton..................  Lumberton, NC            Coal            35          100          35.0      CP&L*
Kenansville................  Kenansville, NC          Coal            35          100          35.0      CP&L*
Roxboro....................  Roxboro, NC              Coal            60          100          60.0      CP&L*
Southport..................  Southport, NC            Coal           120          100         120.0      CP&L*
Hopewell...................  Hopewell, VA             Coal           120         50.0          60.0      Virginia Power
Portsmouth.................  Portsmouth, VA           Coal           120          100         120.0      Virginia Power
Rocky Mount................  Rocky Mount, NC          Coal           120          100         120.0      Virginia Power
Ringgold...................  Ringgold, PA             Gas           15.5          100          15.5      Pennsylvania Electric
                                                                                                           Company
Richmond...................  Richmond, VA             Coal           240          100         240.0      Virginia Power
Birchwood..................  King George, VA          Coal           240         50.0         120.0      Virginia Power
Cottage Grove..............  Cottage Grove, MN        Gas            245         73.2         179.3      Northern States Power
                                                                                                           Company
Whitewater.................  Whitewater, WI           Gas            245         74.2         181.8      Wisconsin Electric
                                                                                                           Power Corporation
Logan......................  Logan Township, NJ       Coal           218         49.0         106.8      Atlantic City Electric
Northampton................  Northampton County,      Waste coal     110         49.0          53.9      Metropolitan Edison
                             PA
Indiantown.................  Martin County, FL        Coal           380         10.0          38.0      Florida Power & Light
Carneys Point..............  Carneys Point, NJ        Coal           262         10.0          26.2      Atlantic City Electric
Panther Creek..............  Carbon County, PA        Waste coal      83         12.2          10.1      Metropolitan Edison
Scrubgrass.................  Scrubgrass Township, PA  Waste coal      85         20.0          17.0      Pennsylvania Electric
Selkirk....................  Albany, NY               Gas            396          5.1          20.2      Con Edison & Niagara
                                                                                                           Mohawk
Cedar Bay..................  Jacksonville, FL         Coal           260         16.0          41.6      Florida Power & Light
Mass Power.................  Springfield, MA          Gas            258          3.3           8.5      Boston Edison
Gilberton..................  Frackville, PA           Waste coal      82         19.6          16.1      Pennsylvania Power &
                                                                                                           Light
Pittsfield.................  Pittsfield, MA           Gas            173         10.9          18.9      New England Power
Morgantown.................  Morgantown, WV           Coal/Waste      62         15.0           9.3      Monongahela Power
                                                      Coal
Iroquois Gas Transmission    Long Island, NY to       --                                                 --
  System...................  Waddington, NY                           --          0.5            --

---------------

* Commonly-used acronym for Carolina Power & Light Company

DESCRIPTION OF FACILITIES IN WHICH WE OWN A SIGNIFICANT ECONOMIC INTEREST

  Elizabethtown, Lumberton and Kenansville, North Carolina Facilities

     Our subsidiary, Cogentrix Eastern Carolina Corporation, owns and operates three 35-megawatt stoker, coal-fired cogeneration plants in Elizabethtown, Lumberton and Kenansville, North Carolina.

     The Elizabethtown, Lumberton and Kenansville facilities sell electricity to CP&L under separate power sales agreements, which were amended effective in September 1996. Under the amended terms, the power sales agreements for the Elizabethtown and Lumberton facilities each has an initial term expiring in November 2000, and the power sales agreement for the Kenansville facility has an initial term expiring in September 2001. Each of the facilities may operate at a declared production capability of up to approximately 33 megawatts. Another subsidiary, Cogentrix, Inc., has guaranteed the performance of CECC under the power sales agreements. Alamac Knit Fabrics, Inc. purchases steam for its apparel fabrics division mills from the Lumberton facility and the Elizabethtown facility under separate steam sales agreements. Guilford Mills, Inc. purchases steam from the Kenansville facility for use in its textile manufacturing plant.

     Each of the power sales agreements provides that in the event of a termination prior to the expiration of the initial term of the power sales agreements, our project subsidiary must pay CP&L a termination charge. This penalty does not apply in the event of an early termination by our project subsidiary that is the result of a material breach by the utility. When it does apply, the termination charge is an amount equal to the excess paid for capacity and energy over what would have been paid to our project subsidiary under the state utilities commission's published rates plus interest.

     If the average production capability or electricity generated or made available during any 12-month period falls below 80% of the established contract level, a special charge will be imposed by CP&L equal to a percentage of the termination charge described above. In addition, if our project subsidiary desires to terminate the power sales agreement prior to its expiration and a substitute operator satisfactory to the utility is not secured, our project subsidiary must pay to the utility the termination charge described above plus an amount equal to the depreciated installed cost of the interconnection facilities relating to the plant.

  Roxboro and Southport, North Carolina Facilities

     Our subsidiary, Cogentrix of North Carolina, Inc., operates two stoker coal-fired cogeneration plants in Roxboro and Southport, North Carolina, which are owned by another wholly-owned project subsidiary of Cogentrix Energy.

     The Roxboro and Southport facilities sell electricity under separate power sales agreements, each having an initial term expiring in December 2002. The 60-megawatt Roxboro facility may operate at a declared production capability of up to 56 megawatts and the 120-megawatt Southport facility may operate at a declared production capability of up to 107 megawatts. Another subsidiary, Cogentrix, Inc., has guaranteed the performance of our project subsidiary under the power sales agreements. Collins & Aikman Corporation purchases process steam for its textile manufacturing facility from the Roxboro facility and Archer-Daniels-Midland Company purchases steam for its pharmaceutical and chemical manufacturing company from the Southport facility.

     Each of the power sales agreements provides that in the event our project subsidiary desires to terminate the power sales agreement or abandons the Roxboro or Southport facility, our project subsidiary must pay the utility a termination charge. Such termination charge will be equal to the sum of the following:

     - the depreciated installed cost of the interconnection facilities relating to the plant

     - the cost incurred by the utility to replace the production capability provided by the Roxboro or Southport facility in excess of the fixed payments which would have been made to our project subsidiary for the Roxboro or Southport facility

     - a carrying charge equal to the overall pretax cost of capital allowed to the utility by the retail rate order of the state utilities commission in effect during the time the energy credits were received.

  Hopewell, Virginia Facility

     Our facility, located in Hopewell, Virginia, is a 120-megawatt stoker coal-fired cogeneration facility owned and operated by a general partnership, in which a 50% general partnership interest is owned by one of our subsidiaries. The remaining 50% partnership interest is owned by Capistrano Cogeneration Company, a subsidiary of Edison Mission Energy.

     The Hopewell facility provides declared production capability of up to 92.5 megawatts to Virginia Power under a power sales agreement which expires in January 2008. If the power sales agreement is terminated prior to the end of its initial or any subsequent term other than due to a default by Virginia Power, the project partnership must pay a penalty to Virginia Power. The amount of the penalty is the difference between payments for production capability already made and those that would have been allowable under the applicable "avoided cost" schedules of the utility plus interest. Allied-Signal Corporation purchases steam from the Hopewell facility.

  Portsmouth, Virginia Facility

     Our facility located in Portsmouth, Virginia is a 120-megawatt stoker coal-fired cogeneration facility. The Portsmouth facility provides Virginia Power declared production capability of up to 115 megawatts under a power sales agreement which expires in June 2008. The Portsmouth facility also sells process steam to Clariant Corporation.

     If the power sales agreement for this facility is terminated prior to the end of its initial or any subsequent term other than due to a default by Virginia Power, then our project subsidiary must pay a penalty to Virginia Power. The amount of the penalty is the difference between payments for production capability already made and those that would have been allowable under the applicable "avoided cost" schedules of Virginia Power plus interest.

  Rocky Mount, North Carolina Facility

     Our facility located near Rocky Mount, North Carolina is a 120-megawatt stoker coal-fired cogeneration plant. Under a power sales agreement with North Carolina Power Company, a division of Virginia Power, the Rocky Mount facility provides declared production capability of 115.5 megawatts of electricity for an initial term expiring in October 2015. In addition, steam from the Rocky Mount facility is sold to Abbott Laboratories.

     The power sales agreement for this facility provides that in the event the state utility commission prohibits North Carolina Power from recovering from its customers payments made by North Carolina Power under the power sales agreement to our project subsidiary, our project subsidiary would recognize a reduction in payments received under the power sales agreement after the 18th anniversary of commencement of commercial operations of the facility to the extent necessary to repay North Carolina Power the amount disallowed by the utility commission with interest. In light of this provision in the power sales agreement, the project lender for the Rocky Mount facility has established a reserve account, which is required to be funded at any time a disallowance of payments made occurs or, from and after January 1, 2004, any meritorious filing with the utility commission challenging the pass-through of payments made by the utility under the power sales agreement is made.

     If a disallowance event occurs during the period from 1998 through 2002, then 25% of cash flow from the facility must be deposited to the regulatory disallowance reserve account until the balance of such account is equal to the amount required to be funded. If a disallowance event occurs during the period from 2003 through 2013, then 100% of the cash flow from the facility must be deposited to the reserve account until the balance of the reserve account is equal to the amount required to be funded. The amount required to be funded in such account is an amount equal to the lesser of:

     - Projected reduction in cash flows from 2009 through 2013 as a result of the disallowance of payments made by the utility, and

     - The amount of our project subsidiary's debt outstanding at September 30, 2008.

     If the number of days in any year in which the Rocky Mount facility is unable to generate electricity in an amount equal to its declared production capability is more than the greater of 25 days or ten percent of the total number of days the facility was required by North Carolina Power to operate, then the fixed payments under the contract for that period will be reduced by four percent for each excess day. In the event testing indicates that the Rocky Mount facility's dependable production capability is less than 90% of the declared production capability, our project subsidiary will be obligated to pay annual liquidated damages to North Carolina Power. A letter of credit has been posted by our project subsidiary in favor of North Carolina Power to secure its obligations to perform under the power sales agreement.

  Ringgold, Pennsylvania Facility

     Our facility located in Ringgold, Pennsylvania, is a 15.5-megawatt gas-fired cogeneration facility using an internal combustion engine fueled primarily by natural gas. Pennsylvania Electric Company purchases energy from the facility. Under the power sales agreement, failure of our subsidiary that owns and operates the plant to generate and sell electricity throughout the term of the agreement at an annual average level which is at least equal to 85% of the average output achieved during a rolling three-year period of operation would result in the payment of a penalty.

     In January 1998, we signed an agreement with Pennsylvania Electric Company to terminate this facility's power purchase agreement. This termination agreement was the result of a request for proposals from the utility to buy-back or restructure power sales agreements issued to all major operating independent power projects in its territory in April 1997. The termination agreement provides for a payment to our project subsidiary of approximately $23 million, which will be sufficient to retire all of the project subsidiary's outstanding debt. The buy-back of the power purchase agreement is subject to the issuance of a satisfactory final order by the Pennsylvania Public Utility Commission granting Pennsylvania Electric Company the authority to fully recover from its customers the consideration paid under the buyout agreement. We do not expect the termination of this facility's power purchase agreement, if it occurs, to have an adverse impact on our consolidated results of operations or financial position.

     The Ringgold facility provides hot water to a 10-acre greenhouse owned by our project subsidiary which is leased to and operated by an unaffiliated company -- Keystone Village Farms, Inc. The lease has a ten-year term, which may be extended with our consent.

  Richmond, Virginia Facility

     Our 240-megawatt stoker coal-fired cogeneration plant in Richmond, Virginia provides 209 megawatts of declared production capability to Virginia Power under two 25-year power sales agreements expiring in 2017. Our Richmond facility also provides steam to E. I. DuPont de Nemours & Company.

     The power sales agreement provides that in the event the state utilities commission prohibits Virginia Power from recovering from its customers payments made by Virginia Power to our project subsidiary, our subsidiary would recognize a reduction in payments received under the power sales agreement after the 18th anniversary of commencement of commercial operations of the facility to the extent necessary to repay the amount of the disallowed payments to Virginia Power with interest.

     If the number of days in any year in which the Richmond facility is unable to generate electricity in an amount equal to its declared production capability is more than the greater of 25 days or ten percent of the total number of days the facility was required by Virginia Power to operate, the fixed payments under the contract for that period will be reduced by four percent for each excess day. In the event testing indicates that the facility's dependable production capability is less than 90% of the declared production capability, our subsidiary will be obligated to pay annual liquidated damages to Virginia Power. Our project subsidiary has letters of credit in favor of Virginia Power to secure its obligations to perform under the power sales agreements.

     Our project subsidiary purchased one of the power sales agreements from WV Hydro, Inc. In connection with the purchase and in consideration of certain consulting arrangements, our subsidiary has continuing obligations to make payments to an affiliate of WV Hydro, in an aggregate amount ranging from $250,000 to $750,000, each year through 2003, from excess facility cash flow. If excess facility cash flow for any year is insufficient to pay the $250,000 minimum amount, the deficiency will be carried forward and is payable from excess facility cash flow, if any, in future years. In addition, our subsidiary is obligated to pay an amount ranging from 3 to 3.5 percent of the net proceeds payable to our subsidiary upon any sale, disposition or refinancing of the Richmond facility after payment of senior and subordinated project financing debt and expenses.

  Birchwood, Virginia Facility

     Through an indirect, wholly-owned subsidiary we have a 50% interest in a partnership that owns a 240-megawatt coal-fired cogeneration plant in King George, Virginia. The Southern Company, a public utility holding company, owns the remaining 50% of the facility. The 36-acre greenhouse located adjacent to the facility, which is jointly owned by us and The Southern Company, uses steam from the facility. An affiliate of The Southern Company operates and maintains the Birchwood facility.

     The Birchwood facility provides up to 202 megawatts of declared production capability to Virginia Power under a power sales agreement which expires in 2021. The power sales agreement provides that in the event the state utilities commission prohibits Virginia Power from recovering from its customers payments made by Virginia Power to our project subsidiary, the partnership that owns the facility would recognize a reduction in payments received under the power sales agreement after the 20th anniversary of commencement of commercial operations of the facility to the extent necessary to repay the amount of the disallowed payments to Virginia Power with interest.

     If this facility is unable to operate within the parameters established by Virginia Power under the power sales agreement, the fixed payments under the agreement for the period the facility is not able to do so are subject to reduction. In the event testing indicates that the facility's dependable production capability is less than 90% of the declared production capability, the partnership will be obligated to pay annual liquidated damages to Virginia Power. The partnership has posted a letter of credit in favor of Virginia Power to secure its obligations to perform under the power sales agreement.

  Cottage Grove, Minnesota Facility

     Our Cottage Grove facility is a 245-megawatt combined-cycle, natural gas-fired cogeneration facility in Cottage Grove, Minnesota. One of our wholly-owned indirect subsidiaries is the sole general partner of the partnership that owns the facility with a 1% partnership interest. Another wholly-owned indirect subsidiary of ours owns an approximate 72.2% limited partnership interest in Cottage Grove. An affiliate of Tomen Power Corporation owns the remaining approximate 26.8% limited partnership interest.

     The Cottage Grove facility provides 245 megawatts of declared production capability to Northern States Power Company measured at summer conditions and 262 megawatts of declared production capability measured at winter conditions under a power sales agreement which expires in 2027. Fixed payments are subject to adjustment on the basis of performance-based factors which reflect the Cottage Grove facility's semiannually tested production capability and its rolling 12-month average and on-peak availability. Fixed payments are also adjusted for transmission losses or gains relative to a reference plant. The Cottage Grove facility also sells steam to Minnesota Mining and Manufacturing Company.

     Currently, Northern States Power Company is permitted full recovery from its customers of payments made under the power sales agreement. The power sales agreement provides, however, that following the tenth anniversary of the commercial operation date, if Northern States Power Company fails to obtain or is denied authorization by any governmental authority having jurisdiction over its retail rates and charges, granting it the right to recover from its customers any payments made under the power sales agreement, the disallowed amounts will be monitored in a tracking account and the unpaid balance in the tracking account shall accrue interest. Within 30 days after the first mortgage bonds issued to finance the construction of the facility have been fully retired, Northern States Power Company may begin reducing payments to the partnership that owns the facility to ensure the payments are in line with Minnesota Public Utility Commission rates and begin amortizing the balance in the tracking account. Should Northern States Power Company exercise its right to reduce payments, the maximum reduction is 75% of the payment otherwise due for the period.

     We manage and administer the partnership's business with respect to the Cottage Grove facility, and provide certain management and administrative services to the general partner. Westinghouse Operating Services Company, Inc. operates the Cottage Grove facility.

     On March 16, 1999, the partnership which owns the Cottage Grove facility exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Operating Services, Inc. effective April 15, 1999. In connection with the exercise of such option, Cottage Grove will make a payment to Westinghouse Operating Services, Inc. pursuant to its O&M Agreement in an amount equal to $320,000. Each O&M Agreement will be replaced with a similar agreement, in all material respects identical to the applicable O&M Agreement, executed with an indirect subsidiary of Cogentrix Energy.

  Whitewater, Wisconsin Facility

     Our Whitewater facility is a 245-megawatt combined-cycle, natural gas-fired cogeneration facility in Whitewater, Wisconsin. One of our wholly-owned indirect subsidiaries is the sole general partner of the general partnership that owns the facility with a 1% general partnership interest. Another wholly-owned indirect subsidiary of ours owns an approximate 73.2% limited partnership interest. An affiliate of Tomen Power Corporation owns the remaining approximate 25.8% limited partnership interest.

     The Whitewater facility provides approximately 236.5 megawatts of declared production capability to Wisconsin Electric Power Company under a power sales agreement which expires in 2022. The Whitewater facility may also sell to third parties up to 12 megawatts of electric production capability and any energy which the utility does not dispatch. Fixed payments from the utility are subject to adjustment on the basis of performance-based factors which reflect the Whitewater facility's semiannually tested production capability and average and on-peak availability for the preceding contract year.

     The fixed payments from the utility may be reduced to the extent that the utility's senior debt is downgraded by any two of Standard & Poor's Corporation, Moody's Investors Services, Inc. and Duff & Phelps as a result of the utility's long-term power purchase obligations under the power purchase agreement for the Whitewater facility. So long as the partnership's first mortgage bonds issued to finance construction of the facility are outstanding, the reduction may not exceed the level necessary to cause the partnership's debt service coverage ratio to be less than 1.4 in any one month, with such ratio calculated on a rolling average of the four fiscal quarters immediately preceding the proposed adjustment. After the partnership's first mortgage bonds have been repaid, the reduction may not exceed 50% of the partnership's revenues minus expenses. Reductions precluded by application of these limitations are accumulated in a tracking account with interest accruing at a specified rate. Tracking account balances are to be repaid when possible, subject to the limitations described above, or may be applied to the price of the utility's option to purchase the Whitewater facility at the expiration of the power sales agreement.

     Currently, Wisconsin Electric Power Company is permitted full recovery from its customers of payments made under the power sales agreement. The power sales agreement provides, however, if at any time the utility is denied rate recovery from its customers of any payment to be made under the power sales agreement by an applicable regulatory authority, the utility's payments may be correspondingly reduced, subject to contractually specified limitations. While the partnership's first mortgage bonds are outstanding, the fixed payments may be reduced by the annual regulatory disallowance provided that the reduction may not cause the partnership's debt service coverage ratio to be less than 1.4 in any month calculated on a rolling average of the four fiscal quarters preceding the proposed adjustment. After the outstanding first mortgage bonds are repaid, reductions may not exceed 50% of the Whitewater facility's revenues minus expenses. Reductions precluded by these restrictions are accumulated in a tracking account with repayment subject to the same provisions as for bond downgrading adjustments discussed above.

     The Whitewater facility sells steam to the University of Wisconsin -- Whitewater under a steam supply agreement expiring in 2005. The facility also sells hot water to a greenhouse located adjacent to the facility. FloriCulture, Inc., an affiliate of the partnership that owns the Whitewater facility, has entered into an operational services agreement pursuant to which FloriCulture provides all services necessary to produce, market and sell horticulture products and to operate and maintain the greenhouse facility.

     We manage and administer the partnership's business with respect to the Whitewater facility, and provide management and administrative services to the general partner of the partnership. Westinghouse Operating Services Company, Inc. operates the Whitewater facility.

     On March 16, 1999, the partnership which owns the Whitewater facility exercised an option under its O&M Agreement to terminate the O&M Agreement with Westinghouse Operating Services, Inc. effective April 15, 1999. In connection with the exercise of such option, Whitewater will make a payment to Westinghouse Operating Services, Inc. pursuant to its O&M Agreement in an amount equal to $320,000. Each O&M Agreement will be replaced with a similar agreement, in all material respects identical to the applicable O&M Agreement, executed with an indirect subsidiary of Cogentrix Energy.

  Logan, New Jersey Facility

     A Delaware limited partnership owns the Logan facility, which is a 218-megawatt pulverized coal-fired cogeneration generating plant located on the Delaware River in Logan Township, New Jersey. The partnership leases the Logan facility to another Delaware limited partnership. An indirect, wholly-owned subsidiary of Cogentrix owns a 49% general partnership interest in each of the first limited partnership and each of the partners of the second limited partnership. The remaining 1% interest is held by an indirect subsidiary of Bechtel Generating Company, Inc. as a limited partnership interest. Pursuant to a put agreement, Bechtel Generating Company, Inc. has the right to require us to purchase, at fair market value, the 1% limited partnership interest within the 30-day period following November 20, 1999. If Bechtel Generating Company, Inc. exercises such put right, the 1% limited partnership interest will automatically convert to a general partnership interest upon transfer to us. An indirect, wholly-owned subsidiary of PG&E is the sole limited partner in each of the first partnership and the partners of the second limited partnership, owning a 1% limited partnership interest. The PG&E subsidiary also owns a 49% general partnership interest in each of the first partnership and each of the partners of the second limited partnership.

     The Logan facility, which began operation in September 1994, provides up to 200 megawatts of declared production capability to Atlantic City Electric Company under a power sales agreement which expires in 2024. The Logan facility has the capability to provide up to approximately 15 megawatts of excess production capability and energy to third parties. The Logan facility sells steam to Solutia, Inc.

     If the net deliverable production capability of the Logan facility falls below 190,000 kilowatts, then the partnership that owns the facility must pay liquidated damages to the utility in an amount calculated using a formula that reflects both the amount of the deficiency and the rate those mid-Atlantic electric utilities who are members of a mid-Atlantic regional power pool and fail to satisfy their capacity obligations to the pool must pay to the other members who make up the deficiency.

     An affiliate of U.S. Generating Company operates the Logan facility pursuant to an operation and maintenance agreement with an initial term expiring in 2004. U.S. Generating Company provides management services pursuant to a management services agreement which expires in 2027.

  Northampton, Pennsylvania Facility

     A Delaware limited partnership owns this 110-megawatt anthracite waste coal-fired electric generating facility in Northampton County, Pennsylvania. An indirect, wholly-owned subsidiary of Cogentrix owns a 49% general partnership interest in this partnership. The remaining 1% interest is held by an indirect subsidiary of Bechtel Generating Company, Inc. as a limited partnership interest. Pursuant to a put agreement, Bechtel Generating Company, Inc. has the right to require us to purchase, at fair market value, the 1% limited partnership interest within the 30-day period following November 20, 1999. If Bechtel Generating Company, Inc. exercises such put right, the 1% limited partnership interest will automatically convert to a general partnership interest upon transfer to our subsidiary. An indirect, wholly-owned subsidiary of PG&E owns an aggregate 50% equity interest in the partnership that owns this project, which consists of a 48% general partnership interest and 2% limited partnership interest.

     The Northampton facility, which began operation in September 1995, provides electric energy to Metropolitan Edison Company pursuant to a power sales agreement which expires in 2020. Capacity in excess of 89 megawatts may be sold to third parties, but no energy from the Northampton facility may be sold to any entity other than Metropolitan Edison.

     The Northampton facility is not directly interconnected to Metropolitan Edison's electric system and accordingly requires an electric utility that is interconnected with Metropolitan Edison's electric system to transmit the Northampton facility's output to Metropolitan Edison. Pursuant to a transmission service agreement (which expires in 2020) with Pennsylvania Power & Light Company, that utility transmits the Northampton Facility's net electric energy to Metropolitan Edison's existing electric system.

     In the event the Northampton facility's annual average delivery of electricity for any year following the commercial operation date during on-peak hours is less than 85% of the Northampton facility's annual average delivery of electricity during the on-peak hours for the prior three years, the partnership that owns the facility is obligated to make a penalty payment to Metropolitan Edison. During the first 11 years of the power sales agreement commencing with the commercial operation date, the penalty payment will equal the difference between 85% of the annual average on-peak electricity delivered in the prior three years and the actual on-peak electricity delivered in the year to which the penalty relates times 3.4c per kWh. After the eleventh year of the power sales agreement, the penalty payment will be calculated as above, except that the rate of 3.4c per kWh shall be adjusted annually according to changes in the Gross Domestic Product Implicit Price Deflator.

     Based on its use of waste coal as its primary fuel source, the Federal Energy Regulatory Commission has certified the Northampton facility as a "qualifying small power production facility". The Northampton facility produces and sells steam to Ponderosa Fibers, but steam sales are not required in order to maintain the Northampton facility's regulatory status.

     An affiliate of U.S. Generating Company operates and maintains the Northampton facility pursuant to an operation and maintenance agreement with an initial term expiring in 2020. U.S. Generating Company, LLC provides management and administration services for the Northampton facility pursuant to a management services agreement with an initial term expiring in 2020.

     In addition to the partners' original equity contributions to the partnership that owns the Northampton facility, the partners have posted letters of credit or corporate guarantees in an aggregate amount of $9 million as a standby equity commitment to be used for certain fuel-related costs. They have also posted a letter of credit in the amount of $2.2 million as a standby equity commitment to be used solely to establish the bank debt service reserve fund for the exclusive benefit of the banks. In connection with the Bechtel Acquisition, Cogentrix provided letters of credit or corporate guarantees for 50% of those standby equity commitments.

  Indiantown, Florida Facility

     A Delaware limited partnership owns this 380-megawatt pulverized coal-fired cogeneration facility located in Martin County, Florida. An indirect, wholly-owned subsidiary of PG&E owns a 50% general partnership interest in the partnership, an indirect, wholly-owned subsidiary of General Electric Capital Corporation owns a 40% limited partnership interest in the partnership, and we own a 10% general partnership interest. The Indiantown facility began operation in December 1995 and sells steam to Caulkins Indiantown Citrus Company.

     The Indiantown facility provides 330 megawatts of declared production capability to Florida Power & Light Company under a power sales agreement which expires in 2025. Fixed payments by Florida Power & Light are subject to adjustment on the basis of the Indiantown facility's actual production capability.

     Currently, Florida Power & Light is permitted full recovery from its customers of payments made under the power sales agreement. The power sales agreement contains a provision, which provides that if Florida Power & Light at any time is denied authorization to recover from its customers any payments to be made under the power sales agreement, Florida Power & Light may, in its sole discretion, adjust payments under the power sales agreement to the amount it is authorized to recover from its customers. The utility may also require the partnership that owns the facility to return payments subsequently disallowed by the regulatory agency. If the obligations of Florida Power & Light and the partnership that owns the facility are materially altered due to the operation of this provision in the agreement, the partnership may terminate the power sales agreement upon 60 days' notice. The partnership and Florida Power & Light must then in good faith attempt to negotiate a new power sales agreement or any agreement for transmission of the Indiantown facility's capacity and energy to another investor-owned, municipal, or cooperative electric utility interconnected with Florida Power & Light in Florida.

     An affiliate of U.S. Generating Company provides operation and maintenance services for the Indiantown facility pursuant to an operating agreement which expires in 2025. U.S. Generating Company manages and administers the business of the partnership that owns the facility pursuant to a management service agreement which expires in 2029.

  Carneys Point, New Jersey Facility

     A Delaware limited partnership owns this 262-megawatt pulverized coal-fired cogeneration facility located within the grounds of the DuPont Chamber Works, a chemical complex in Carneys Point, New Jersey. The partnership leases the Carneys Point facility to a partnership of wholly-owned subsidiaries of U.S. Generating Company. Lease payments are structured to equal project cash flow and the lessee partnership derives no net cash flow or benefit from the lease. We own a 10% general partnership interest in the limited partnership that owns the facility. The other general partner is an indirect, wholly-owned subsidiary of PG&E, which owns a 50% general partnership interest. The sole limited partner is an indirect, wholly-owned subsidiary of General Electric Capital Corporation, which owns a 40% limited partnership interest.

     The Carneys Point facility began operation in March 1994. The facility provides Atlantic City Electric Company with 187.6 megawatts in the summer months and 173.2 megawatts in the winter months for an annual average of 180.4 megawatts. If the actual available production capability falls below 95% of the respective production capability requirement for the winter or summer period, the partnership that owns the facility must make a deficiency payment to the utility until actual production capability for such period reaches 95% of the production capability requirements for the period.

     Under an energy services agreement, the Carneys Point facility sells steam and up to 40 megawatts of electricity to DuPont. The Carneys Point facility has the capability to sell an average of approximately 30 megawatts of excess production capability and energy to third parties.

     An affiliate of U.S. Generating Company operates the Carneys Point facility under an operation and maintenance agreement with an initial term expiring in 2004. U.S. Generating Company provides management services for the facility pursuant to a management services agreement with a term expiring in 2018.

PRINCIPAL CUSTOMERS

     Electric utility customers accounting for more than ten percent of our revenue for the fiscal years ended December 31, 1998, 1997 and 1996 were as follows:

                                                                 FISCAL YEAR ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                1998    1997    1996
                                                                ----    ----    ----
CP&L........................................................     19%     22%     30%
Virginia Power..............................................     50      64      56

     As a result of the acquisitions we completed in 1998, our future operations will be more diverse with regard to both geography and fuel source and less dependent on any single project or customer.

REGULATION

     Our plants are subject to federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of electric generating facilities. Federal laws and regulations govern transactions with utilities, types of fuel utilized, the type of energy produced and power plant ownership. State regulatory commissions must approve the rates and, in some instances, other terms under which utilities purchase electricity from independent producers. These state commissions may have broad jurisdiction over non-utility owned power plants. Power plants also are subject to laws and regulations governing environmental emissions and other substances produced by a plant, along with the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before construction or operation of a power plant commences and that the power plant operates in compliance with them. We strive to comply with all environmental laws, regulations, permits and licenses but, despite such efforts, at times we have been in non-compliance.

  Energy Regulations

     QFs under the Public Utility Regulatory Policies Act of 1978. All of our current operating facilities are classified as a qualifying facility ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). QFs are relieved of compliance with extensive federal, state and local regulations that control the development, financial structure and operation of power plants and cost-of-service based ratemaking to determine the prices at which electric generating facilities sell energy. In order to be a QF, a cogeneration facility must sequentially produce both electricity and useful thermal energy for non-mechanical or non-electrical uses in specified proportions to the facility's total useful energy output. A QF utilizing oil or natural gas as fuel also must meet energy efficiency standards. A small power production facility may be a QF if it uses alternative fuels as its primary energy input, subject to limitations on fossil fuel input and size for the facility. Finally, a QF must not be controlled or more than 50% owned by an electric utility or by an electric utility holding company, or a subsidiary of either or any combination thereof.

     PURPA exempts QFs from the Public Utility Holding Company Act of 1935 ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and, except under limited circumstances, state rate and financial regulations. These exemptions are important to us and our competitors.

     In the absence of a power sales agreement, regulations adopted by the Federal Energy Regulatory Commission ("FERC") require utilities to purchase electricity generated by QFs at a price based on the purchasing utility's full "avoided cost," and that the utility sell back-up power to the QF on a non-discriminatory basis. Avoided costs are the incremental costs to a utility of electric energy or capacity, or both, which, but for the purchase from QFs, the utility would generate for itself or purchase from another source. Due to increasing competition for utility contracts, the current practice is for most power sales agreements to be awarded below avoided cost.

     We endeavor to minimize the risk of our facilities losing their QF status. The occurrence of events outside our control, such as loss of a steam customer, could jeopardize QF status. While the facilities usually would be able to react in a manner to avoid the loss of QF status by, for example, replacing the steam customer or finding another use for the steam which meets PURPA's requirements, there is no certainty that the alternative implemented would be practicable or economic.

     If one of our facilities were to lose its status as a QF, the subsidiary would lose its exemptions from PUHCA and the FPA and from state laws and regulations. This could subject the subsidiary to regulation under the FPA and, in such event, would result in Cogentrix Energy inadvertently becoming a public utility holding company. Our other facilities could in turn lose their QF status. Moreover, loss of QF status could result in utility customers terminating their power sales agreement with the nonqualifying facility. If loss of QF status were threatened for a facility, we could avoid holding company status and thereby protect the QF status of our other facilities by applying to the FERC to obtain exempt wholesale generator ("EWG") status for the owner of the nonqualifying facility. See "-EWGs under the Energy Policy Act" herein. Alternatively, the FERC may grant a limited waiver to the QF that would provide continued exemption under PUHCA, provided the facility's rates were regulated under the FPA.

     EWGs under the Energy Policy Act. The passage of the Energy Policy Act has significantly expanded the options available to independent power producers with respect to their regulatory status. In addition to or in lieu of QF status, an independent power producer selling exclusively at wholesale now can also apply to the FERC to be granted status as an EWG. Except for existing cost-of-service based facilities for which state consents are required, any owner of a facility may apply for status as an EWG. An EWG, like a QF, is exempt from regulation under PUHCA. However, EWG status does not exempt a facility from FERC and state public utility commission ("PUC") regulatory reviews, which may be more expansive than those applicable to QFs. Several of our facilities are dually certified as QFs and eligible facilities of EWGs.

     Foreign Investments under the Energy Policy Act. The Energy Policy Act has also expanded the options for companies that wish to invest in foreign enterprises that own power production facilities outside the United States. Amendments to PUHCA in the Energy Policy Act provide that a domestic company making such an investment may avoid "holding company" status or other regulation under PUHCA, if the foreign enterprise obtains EWG status or files a notice with the Securities and Exchange Commission that it is a foreign utility company ("FUCO").

     PUHCA. Under PUHCA, any entity owning or controlling ten percent or more of the voting securities of a "public utility company" is a "holding company" and is subject to registration with the Securities and Exchange Commission and regulation under PUHCA, unless eligible for an exemption. Under the Energy Policy Act and PURPA, EWGs, FUCOs, and owners and operators of QFs are deemed not to be public utility companies under PUHCA. Momentum is growing in Congress for the repeal of PUHCA, as more legislators adopt the view that this statute has outlived its purpose. Elimination of PUHCA would enable more companies to consider owning generating and transmission assets, would permit "single state" utility systems to expand beyond their state borders, and would permit companies that are currently in registered holding company systems to diversify their investments to a greater extent than now permitted. This could attract more competitors to the power development and power marketing business. We believe that we are well positioned, however, to meet stronger competition and, indeed, may be able to pursue more investment opportunities made available by the repeal of PUHCA.

     FPA. The FPA grants the FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce, including ongoing as well as initial rate jurisdiction, which enables the FERC to revoke or modify previously approved rates. While QFs under PURPA typically are exempt from the traditional rate-making and certain other provisions of the FPA, projects not qualifying for QF status, for example, most EWGs, are subject to the FPA and to FERC rate making jurisdiction. Power marketers are also subject to FERC review of their wholesale rates, and to FERC oversight of various business dealings such as corporate reorganizations. Pursuant to the FPA, our power marketing subsidiary has filed its wholesale electric power rates with the FERC and obtained authorization to sell electric power at rates set by supply and demand in the marketplace. In addition, the Logan facility has filed its rates with the FERC and obtained authorization to sell all of its power pursuant to those rates.

     State Regulation. PUCs regulate retail rates of electric utilities and, in many states, power sales agreements from independent power producers. In addition, states have been delegated the authority to determine utilities' avoided costs under PURPA. PUCs often will pre-approve agreements with prices that do not exceed avoided costs, because such contracts often have been acquired through a competitive or market-based process. Recognizing the competitive nature of the acquisition process, many PUCs will permit utilities to "pass through" expenses associated with a power sales agreement with an independent power producer. In addition, retail sales of electricity or steam by an independent power producer may be subject to PUC regulation, depending on state law.

     EWGs are subject to broad regulation by PUCs, ranging from the requirement of certificates of public convenience and necessity to regulation of organizational, accounting, financial and other corporate matters. In addition, states may assert jurisdiction over the siting and construction of EWGs as well as QFs and over the issuance of securities and the sale or other transfer of assets by these facilities. Many state utility commissions and state legislatures are actively seeking ways to lower electric power costs at the retail level, including options that would permit or compel competition at the retail level. Federal legislation that would require states to permit retail competition is also being given serious consideration. An opening of the retail market would create tremendous opportunities for companies that have until now been limited to the wholesale market. At the same time, state commissions are pressuring the utilities they regulate to cut purchased power costs through strict enforcement of existing contracts with QFs and EWGs, many of which are considered to be overpriced. State commissions are also encouraging efforts by utilities to buy out or buy down such contracts.

     Proposed Legislation. In addition to federal legislative initiatives, the state commissions or state legislatures of many states are considering, or have considered, whether to open the retail electric power market to competition. These initiatives are generally called "retail access" or "customer choice". Such "customer choice" plans typically allow customers to choose their electricity suppliers by a certain date. Retail competition is possible when a customer's local utility agrees, or is required, to "unbundle" its distribution service, that is, the delivery of electric power to retail customers through its local distribution lines, from its transmission and generating service.

     The competitive price environment that will result from retail competition may cause utilities to experience revenue shortfalls and deteriorating creditworthiness. However, most, if not all, state plans will insure that utilities receive sufficient revenues, through a distribution surcharge if necessary, to pay their obligations under existing long-term power purchase contracts with QFs and EWGs, including the above-market rates, or "stranded investment" costs, provided for in such contracts. Many states will also provide that the stranded investment costs will be "securitized" through new financial instruments. On the other hand, QFs and EWGs may be subject to pressure to lower their contract prices or to renegotiate contracts in an effort to reduce the "stranded investment" costs of their utility customers.

     Retail access programs may provide Cogentrix with additional opportunities to provide power from our projects to industrial users or power marketers.

     Transmission and Wheeling. Under the FPA, the FERC regulates the rates, terms and conditions for electricity transmission in interstate commerce. The FERC's authority under the FPA to require electric utilities to provide transmission service to QFs and EWGs was significantly expanded by the Energy Policy Act. Except when market factors such as an exceptional site or power sales opportunity warrant it, we generally attempt to site our facilities within the utility customer's service area, and thus avoid the need to utilize wheeling. The new provisions of the Energy Policy Act, however, and actions taken by the FERC under the FPA have improved transmission access and pricing for independent power producers like us.

     In April 1996, the FERC issued a rulemaking order under the FPA, Order 888, requiring all jurisdictional public utilities to file "open access" transmission tariffs. Compliance with Order 888 has been virtually universal.

     The FERC is also encouraging the voluntary restructuring of transmission operations through the use of independent system operators and regional transmission groups. Such entities may create efficiencies for traditional utilities, but are not likely to have a substantial impact on power developers and power marketers like Cogentrix.

  Environmental Regulations -- United States

     The construction and operation of power projects are subject to extensive environmental protection and land use regulation in the United States. Those regulations applicable to Cogentrix primarily involve the discharge of emissions into the water and air and the use of water, but can also include wetlands preservation, endangered species, waste disposal and noise regulation. These laws and regulations often require a lengthy and complex process of obtaining and renewing licenses, permits and approvals from federal, state and local agencies. If such laws and regulations are changed and our facilities are not grandfathered, extensive modifications to power project technologies and facilities could be required.

     Although a number of major environmental statutes are scheduled for reauthorization, we expect that environmental regulations will continue to become more stringent as environmental regulations previously passed become implemented. Accordingly, we plan to continue a strong emphasis on implementation of environmental standards and procedures at the facilities we operate and at our other facilities to minimize the environmental impact of energy generation at these facilities.

     Clean Air Act. In late 1990, Congress passed the Clean Air Act Amendments of 1990 (the "1990 Amendments") which affect existing facilities as well as new project development. The original Clean Air Act of 1970 set guidelines for emissions standards for major pollutants from newly-built sources. All of the facilities we operate perform at levels better than federal performance standards mandated for such facilities under the Clean Air Act. The 1990 Amendments attempt to reduce emissions from existing sources -- particularly large older facilities that were exempted from certain regulations under the original Clean Air Act.

     The 1990 Amendments create a marketable commodity called a sulfur dioxide ("SO(2)") "allowance." All non-exempt facilities over 25 megawatts that emit SO(2), including independent power plants, must obtain allowances in order to operate after 1999. Each allowance gives the owner the right to emit one ton of SO(2). The 1990 Amendments exempt from the SO(2) allowance provisions all independent power projects which were operating, under construction or with power sales agreements or letters of intent as of November 15, 1990, as well as facilities outside the contiguous 48 states. As a result, most of the facilities we operate are exempt. The non-exempt facilities we operate have determined their need for allowances and have accounted for these requirements in their operating budgets and financial forecasts. In the future, the facilities we expect to develop will continue to rely on "clean low sulfur coal," with flue gas desulfurization technology or natural gas technology. We believe that the additional costs of obtaining the number of allowances needed for future projects should not materially affect our ability to develop such projects.

     The 1990 Amendments also require states to impose annual operating permit fees. While such permit fees may be substantial and will be greater for coal-fired projects than for those burning gas or certain other fuels, such fees are not expected to significantly increase our costs at the plants we operate.

     The 1990 Amendments also contain other provisions that could affect our projects. Provisions dealing with geographical areas the EPA has designated as in "nonattainment" with national ambient air quality standards require that existing sources of air pollutants in a nonattainment area be retrofit with reasonably available control technology ("RACT") for all pollutants for which an area is designated nonattainment. The technology currently installed at the plants we operate should uniformly meet or exceed RACT for those pollutants. The nonattainment provisions also require that each new or expanded source of air pollutants in newly designated nonattainment areas which has not submitted a complete air permit application before November 15, 1992 must obtain emissions reductions from existing sources that more than offset the emissions from the new or expanded source. While the "offset" requirements may hamper new project development in certain geographical areas, development of new projects has and will likely continue, particularly as markets for "offsets" develop.

     The 1990 Amendments also provide an extensive new operating permit program for existing sources called the Title V permitting program. Because all of the facilities we operate were permitted under the Prevention of Significant Deterioration New Source Review Process, the permitting impact to Cogentrix under the 1990 Amendments at those facilities is expected to be minimal. Continuous emission monitoring systems may need to be upgraded at some facilities while the permit fees will increase operating expenses. The costs of applying for and obtaining operating air permits are not anticipated to be significant.

     The hazardous air pollutant provisions of the 1990 Amendments presently exclude electric steam generating facilities, such as our facilities. Three studies of the emissions from such facilities are, however, in progress. Until all of these studies are completed and Congress either amends the Clean Air Act further or the EPA promulgates regulations, the federal hazardous air pollutants emissions restrictions, which will be applied to our facilities and other electric steam generating facilities, will remain uncertain.

     In July 1997, the EPA promulgated more restrictive ambient air quality standards for ozone and particulate matter: less than 25 microns in diameter -- PM-2.5. These new standards will likely increase the number of nonattainment areas for both ozone and PM-2.5. If our facilities are in these new nonattainment areas, further emission reduction requirements could result in the installation of additional control technology.

     In addition, the Ozone Transport Assessment Group ("OTAG"), composed of state and local air regulatory officials from the 37 eastern states, has recommended additional NO(x) emission reductions that go beyond current federal standards. These recommendations include reductions from utility and industrial boilers. In the fall of 1998, the EPA adopted regulations requiring revisions to state implementation plans ("SIPs"). These regulations implement some of the OTAG's recommendations and goes beyond some of the OTAG's recommendations for reductions in NO(x) emissions. As a result of these more stringent NO(x) emission standards, we may be required to install additional NO(x) emission control technologies and/or obtain allowances from other emitters. The State of North Carolina -- where six of the plants we operate are located -- has, however, proposed to the EPA an alternative NO(x) reduction plan that does not include any of those plants.

     The 1990 Amendments expand the enforcement authority of the federal government by increasing the range of civil and criminal penalties for violations of the Clean Air Act, enhancing administrative civil penalties, and adding a citizen suit provision. These enforcement provisions also include enhanced monitoring, recordkeeping and reporting requirements for existing and new facilities. On February 13, 1997, the EPA issued a regulation providing for the use of "any credible evidence or information" in lieu of, or in addition to, the test methods prescribed by regulation to determine the compliance status of permitted sources of air pollution. This rule may effectively make emission limits previously established for many air pollution sources, including ours, more stringent.

     The Kyoto Protocol regarding greenhouse gas emissions and global warming was signed by the U.S., committing to significant reductions in greenhouse gas emissions. The U.S. Senate must ratify the agreement for the protocol to take effect. The Clinton Administration has proposed a package of legislative and administrative policies to curb greenhouse gases, none of which are affected by the need for Senate ratification. Management believes that none of these policies will have a material effect on the consolidated results of operations or financial position of Cogentrix. Future initiatives on this issue and the effects on Cogentrix are unknown at this time.

     Clean Water Act. Our facilities are subject to a variety of state and federal regulations governing existing and potential water/wastewater and stormwater discharges from the facilities. Generally, federal regulations promulgated through the Clean Water Act govern overall water/wastewater and stormwater discharges through National Pollutant Discharge Elimination System permits. Under current provisions of the Clean Water Act, existing permits must be renewed every five years, at which time permit limits are under extensive review and can be modified to account for more stringent regulations. In addition, the permits have re-opener clauses which can be used to modify a permit at anytime. Several of the facilities we operate have either recently gone through permit renewal or will be renewed within the next few years. Based upon recent renewals, we do not anticipate more stringent monitoring requirements for any of the facilities we operate.

     Emergency Planning and Community Right-to-Know Act. In April of 1997, the EPA expanded the list of industry groups required to report the Toxic Release Inventory under Section 313 of the Emergency Planning and Community Right-to-Know Act to include electric utilities. Our operating facilities will be required to complete a toxic chemical inventory release form for each listed toxic chemical manufactured, processed or otherwise used in excess of threshold levels for the 1998 reporting year. The purpose of this requirement is to inform the EPA, states, localities and the public about releases of toxic chemicals to the air, water and land that can pose a threat to the community.

  Environmental Regulations -- International

     Although the type of environmental laws and regulations applicable to independent power producers and developers varies widely from country to country, many foreign countries have laws and regulations relating to the protection of the environment and land use which are similar to those found in the United States. Laws applicable to the construction and operation of electric generating facilities in foreign countries generally regulate discharges and emissions into water and air and also regulate noise levels.

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

     We believe that the level of environmental awareness and enforcement is growing in most countries, including most of the countries in which we intend to develop and operate new projects. As a result, plants built overseas will likely include pollution control equipment that is required in the United States. Therefore, based on current trends, we believe that the nature and level of environmental regulation that we are subject to will become increasingly stringent, whether we undertake new projects in foreign countries or in the United States.

EMPLOYEES

     At December 31, 1998, we employed 463 people, none of whom is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     In addition to our properties listed and described in the section entitled "Business -- Facilities in Operation," we lease our principal executive office, a single 61,024 square foot building, located at 9405 Arrowpoint Boulevard in Charlotte, North Carolina. We lease the building and related land from a partnership comprised of four shareholders of Cogentrix Energy. The building lease has an initial term ending in 2004, with optional renewals through 2047. The term of the land lease extends through 2047. See "Certain Relationships and Related Transactions -- Leases and Real Property Transactions."

     We also lease office space in Prince George, Virginia; Portland, Oregon; Bangalore, India; Mangalore, India; and New Delhi, India.

     We believe that our facilities and properties have been satisfactorily maintained, are in good condition, and are suitable for our operations.

ITEM 3.  LEGAL PROCEEDINGS

     Under the terms of the amended power sales agreements for our Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities, the purchasing utility has exercised its right to suspend or reduce purchases of energy resulting in significantly reduced fuel requirements at each of these facilities. Coal is supplied to the Elizabethtown, Lumberton and Kenansville facilities by James River Coal Sales, Inc. and one of its affiliates. Coal was supplied to the Southport facility until November 1997 when the contract term expired by Coastal Coal Sales, Inc. The coal sales agreements for the Elizabethtown, Lumberton and Kenansville facilities provide for the sale and purchase of the coal requirements of those facilities through September 2001.

     Under the amended power sales agreement for our Portsmouth facility, Virginia Power has from time to time since December 1997 exercised its right to suspend or reduce purchases of energy resulting in significantly reduced fuel requirements at the facility. Coal is supplied to the Portsmouth facility by Arch Coal Sales Company, Inc. The coal sales agreement provides for the sale and purchase of the coal requirements of the Portsmouth facility through April 2003.

     As a result of the purchasing utility exercising its right to suspend or reduce purchases of energy from these facilities and the consequent reduction in fuel requirements, our project subsidiaries operating these facilities are purchasing significantly less coal. The suppliers are seeking to recover damages and, in some cases, seeking injunctive relief. A summary of each of these pending disputes is set forth below.

DISPUTE WITH JAMES RIVER COAL (ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES)

     In November 1996, James River Coal instituted an action against our project subsidiary in the United States District Court for the Eastern District of Kentucky claiming breach of contract and fraud in the inducement based on the reduction in coal requirements. In this complaint, James River Coal sought specific performance and, in the alternative, an unspecified amount of damages. In April 1998, after the case was transferred to the United States District Court for the Western District of North Carolina, the fraud in the inducement claim was dismissed by the court with prejudice.

     The contract with James River Coal contains an arbitration provision requiring contract disputes to be submitted to arbitration in Charlotte, North Carolina. After we filed a motion to compel arbitration of the contract claim, James River Coal consented to, and filed a demand for, arbitration of the claim. In March 1999, the dispute was submitted to arbitration before a three-member panel of arbitrators. With one member of the panel dissenting, the arbitrators ruled in favor of James River, awarding damages in the amount of approximately $8 million payable in 1999. Approximately $3 million of this award relates to the reduction in the purchase quantities for prior periods and approximately $5 million relates to the reduction in purchase quantities from the date of the award through the balance of the term of the coal contract, which ends in September 2001. The future reduction in purchase quantities provides a future economic benefit to the project subsidiary. The amount of damages awarded, even when combined with the amounts which may become payable under the preliminary settlement agreement we have entered into with the coal supplier to our Portsmouth facility that is described below, will not materially reduce the projected amount of cash flow to Cogentrix Energy for the current fiscal year. The payment of this award should not, therefore, have a material adverse effect on Cogentrix Energy's ability to service its outstanding debt.

DISPUTE WITH COASTAL COAL SALES (SUPPLIER TO SOUTHPORT FACILITY)

     In October 1996, Coastal Coal Sales initiated an arbitration proceeding against our project subsidiary through the American Arbitration Association in Charlotte, North Carolina. The notice of arbitration alleged breach of contract based on the reduction in coal requirements at our Southport facility. In October 1997, a three-member panel of arbitrators ruled in our favor, denying any recovery to the coal supplier.

     The successor company to Coastal Coal Sales subsequently challenged the arbitrator's ruling in the United States District Court for the Western District of North Carolina on grounds of arbitrator partiality. In April 1998, the court issued an order vacating the ruling of the arbitration panel and directing that a new arbitration be conducted. We appealed the court's decision to the United States Court of Appeals for the Fourth Circuit and await the decision of that court.

DISPUTE WITH ARCH COAL SALES (SUPPLIER TO OUR PORTSMOUTH FACILITY)

     In February 1998, this coal supplier filed a complaint against our project subsidiary in the United States District Court for the Southern District of West Virginia alleging breach of contract and seeking a determination that the subsidiary is obligated to purchase approximately 360,000 tons of coal per year, breached the coal sales agreement by wrongfully reducing its requirements of coal, and violated a duty of good faith and fair dealing owed to the coal supplier. In the alternative, this coal supplier seeks damages for the subsidiary's failure to purchase such quantities of coal. This agreement also contains an arbitration clause that requires any disputes between the parties to be resolved by arbitration in Charlotte, North Carolina. In June 1998, the District Court issued an order staying the litigation proceeding pending arbitration of the issues raised in the complaint.

     On March 11, 1999, our project subsidiary entered into a comprehensive settlement agreement with this coal supplier, which is subject to the approval of their and our board of directors and to the approval of the lenders to our project subsidiary. The agreement also reflects that we have not yet reached final agreement with the coal supplier on the potential impact of the provisions of our steam sales agreements at the Portsmouth Facility on the settlement agreement's payment terms. If we reach final agreement on that issue and the required board consents and lender approvals are obtained, the settlement agreement will obligate our project subsidiary to take stated minimum quantities of coal each year and failing such purchases to make an agreed upon payment for quantities not purchased over the next five years. Given projected levels of coal requirements over that five year period, we believe such payments should not have a material adverse effect on the projected aggregate amount of cash flow to Cogentrix Energy from its project subsidiaries and unconsolidated affiliates. The payments we expect to make under this settlement agreement should not, therefore, have a material adverse impact on Cogentrix Energy's ability to service its outstanding debt.

OTHER LITIGATION

     In addition to the litigation described above, we experience other litigation in the normal course of business. Several of our indirect, wholly-owned subsidiaries are parties to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes -- based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent these subsidiaries in their defense of such claims -- that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

     In addition, we experience other routine litigation in the normal course of our business. Our management is of the opinion that none of this routine litigation should have a material adverse effect on our financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     (a) Market Information -- There is no established market for our common stock, which is closely held.

     (b) Principal Shareholders -- All of the issued and outstanding shares of common stock of Cogentrix Energy are beneficially owned by the six persons listed in Item 12 of this report.

     (c) Dividends -- For the six-month period ended December 31, 1997, our board of directors declared a dividend on our outstanding common stock of $2.1 million, which was paid in March 1998. Our board of directors declared a dividend on our outstanding common stock of $7.4 million for the fiscal year ended December 31, 1998, which was paid in March 1999. The board of directors has adopted a policy, which is subject to change at any time, of maintaining a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures under which Cogentrix Energy has senior debt outstanding and the corporate credit facility agreement, our ability to pay dividends and make other distributions to our shareholders is restricted.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data as of and for the five years ended December 31, 1998, which should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1998 set forth below has been derived from our consolidated financial statements.

                                                      YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------
                                   1998         1997         1996           1995           1994
                                 --------     --------     --------      -----------    -----------
                                                         (DOLLARS IN     (UNAUDITED)    (UNAUDITED)
                                                          THOUSANDS)
Operating revenue:
  Electric.....................  $293,083     $307,104     $340,681       $361,694       $352,894
  Steam........................    25,043       26,123       28,987         23,328         24,113
  Lease........................    34,715           --           --             --             --
  Service revenue under capital
     leases....................    34,470           --           --             --             --
  Income from unconsolidated
     investments in power
     projects..................     6,474        1,412        3,408             --             --
  Other........................    17,672       15,275       15,769         12,655          1,201
                                 --------     --------     --------       --------       --------
          Total operating
            revenue............   411,457      349,914      388,845        397,677        378,208
                                 --------     --------     --------       --------       --------
Operating expenses:
  Operating costs..............   188,331      190,098      232,199        238,261        238,536
  General, administrative and
     development...............    36,490       41,650       31,245         28,853         31,240
  Depreciation and
     amortization..............    42,535       41,844       37,455         38,848         34,939
  Loss on impairment and cost
     of removal of cogeneration
     facilities................        --           --       65,628             --             --
                                 --------     --------     --------       --------       --------
          Total operating
            expenses...........   267,356      273,592      366,527        305,962        304,715
                                 --------     --------     --------       --------       --------
Operating income...............   144,101       76,322       22,318         91,715         73,493
Other income (expense):
  Interest expense.............   (74,949)     (53,864)     (56,950)       (59,362)       (53,753)
  Investment and other
     income....................     9,226        9,789       10,942          8,232          6,583
  Equity in net income (loss)
     of affiliates, net........    (3,274)      (1,538)      (2,135)           109          9,144
Minority interest in income of
  joint venture................   (12,458)      (4,672)      (5,621)        (3,558)        (3,205)
                                 --------     --------     --------       --------       --------
Income (loss) before income
  taxes and Extraordinary gain
  (loss).......................    62,646       26,037      (31,446)        37,136         32,262
Benefit (provision) for income
  taxes........................   (24,914)      (9,754)      11,273        (13,783)       (13,015)
                                 --------     --------     --------       --------       --------
Income (loss) before
  extraordinary gain (loss)....    37,732       16,283      (20,173)        23,353         19,247
Extraordinary gain (loss) on
  early extinguishment of debt,
  net..........................      (743)      (1,502)        (703)            --          3,055
                                 --------     --------     --------       --------       --------
Net income (loss)..............  $ 36,989     $ 14,781     $(20,876)      $ 23,353       $ 22,302
                                 ========     ========     ========       ========       ========

                                                     AS OF DECEMBER 31,
                            --------------------------------------------------------------------
                               1998          1997         1996           1995           1994
                            ----------     --------     --------      -----------    -----------
                                                      (DOLLARS IN     (UNAUDITED)    (UNAUDITED)
                                                       THOUSANDS)
BALANCE SHEET DATA:
Total Assets..............  $1,499,851     $822,974     $865,941       $914,136       $926,130
                            ==========     ========     ========       ========       ========
Project financing debt
  (1).....................  $  877,653     $567,705     $620,885       $639,823       $680,918
                            ==========     ========     ========       ========       ========
Parent debt (2)...........  $  355,000     $100,000     $100,000       $100,000       $100,000
                            ==========     ========     ========       ========       ========
Total shareholders'
  equity..................  $   87,863     $ 58,298     $ 50,631       $ 75,891       $ 56,147
                            ==========     ========     ========       ========       ========

---------------

(1) Project financing debt with respect to each of our facilities is "non-recourse" to Cogentrix Energy and its other project subsidiaries. For a discussion of the term "non-recourse," see "Business -- Project Agreements, Financing and Operating Arrangements for Our Facilities -- Project Financing" herein.
(2) Parent debt represents obligations of Cogentrix Energy only and does not include non-recourse obligations of our project subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to discussing and analyzing our recent historical financial results and condition, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes statements concerning certain trends and other forward-looking information affecting or relating to Cogentrix which are intended to qualify for the protections afforded "Forward-Looking Statements" under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein and elsewhere in this Form 10-K are inherently subject to risks and uncertainties which could cause the actual results to differ materially from the forward-looking statements. See cautionary statements appearing under the Business section above and elsewhere in this Form 10-K for a discussion of the important factors affecting the realization of those results.

TRENDS AFFECTING OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Effect of Recent Power Purchase Agreement Restructurings on our Revenues, Expenses and Cash Flow

     Each of our electric generating facilities produces electricity for sale to a utility and thermal energy for sale to an industrial user. The electricity and thermal energy generated by these facilities are typically sold under long-term power or steam sales agreements.

     A number of the generating facilities we developed ourselves originally sold electricity under long-term contracts that obligated the electric utility to purchase all electricity generated by the facility. During the last three years, we negotiated amendments to the majority of these contracts to provide the electric utility the ability to suspend or reduce its purchases of electricity from each facility if the electric utility determines the utility can operate its system for a designated period of time more economically.

     The amended power purchase agreements are structured so that we continue to receive -- during any period the utility exercises its ability to suspend or reduce purchases of electricity -- fixed payments that are designed in part to cover the facility's debt service and its fixed operating costs. These fixed payments also make up a substantial portion of the profit component of each power purchase agreement.

     When the electric utility exercises its right to suspend or reduce purchases of electricity from us, we do not receive, or receive only in reduced amounts, the variable payments for electricity produced that are intended primarily to cover our variable operating and maintenance costs, as well as our coal and rail transportation costs. Because we are not producing electricity, or are producing electricity in reduced amounts, these variable costs are correspondingly reduced.

     Despite the reduced variable payments we receive when an electric utility suspends or reduces its purchases of electricity from us, we generally recognize an increase in cash flows. The increase in cash flows is a result of both the lower operating and maintenance costs during the period of suspension or reduction and the amount of the fixed payments the utility must continue to make during the period.

     The restructuring of these power purchase agreements represents a positive development for the electric utilities and Cogentrix. Even when the fixed payments the utilities must make to us are combined with their cost of obtaining electricity from alternative sources, those payments still represent a significant reduction from the rates the electric utilities would have paid for electricity generated by our facilities had the power purchase agreements not been restructured.

     In response to the reduction in fuel requirements at some of the facilities at which we have restructured the power sales agreements, the facilities coal suppliers have instituted various legal proceedings against Cogentrix seeking to recover damages. The ultimate disposition of those proceedings, in the judgement of our management, should not have a material adverse effect on our consolidated results of operations or financial position or on the cash flow Cogentrix Energy requires to service its outstanding debt. See "Legal Proceedings", herein for a more detailed discussion of these matters.

  Termination Dates of Seven of our Power Sales Agreements

     The power sales agreements at seven of our facilities either terminate in years 2000 through 2002 or provide for a significant reduction in fixed payments received under such agreements after 2002. Accordingly, revenues recognized by us under these power sales agreements after 2002 will be eliminated or significantly reduced. We believe, however, that our project subsidiaries and unconsolidated affiliates will generate sufficient cash flow to allow them to pay management fees and dividends to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on the 2004 notes and the 2008 notes, fund a significant portion of our development activities and permit Cogentrix Energy to meet its other obligations.

  Legislative Proposals to Restructure the Electric Generating Industry

     The domestic electric generating industry is currently going through a period of significant change as many states are implementing or considering regulatory initiatives designed to increase competition. In addition to restructuring activities in various states, there have also been several industry restructuring bills introduced in Congress. We cannot predict the final form or timing of the proposed restructurings and the impact, if any, that such restructurings would have on our existing business or consolidated results of operations. Because these restructuring proposals have generally included a grandfathering provision for contracts entered into prior to repeal of existing legislation we believe that any such restructuring would not have a material adverse effect on our power sales agreements. Accordingly, we believe that our existing business and results of consolidated operations would not be materially adversely affected, although there can be no assurance in this regard.

  Recent Acquisitions and Changes in our Portfolio of Generating Plants

     The Whitewater/Cottage Grove and Bechtel Acquisitions, have substantially increased our electric production capability. As a result, our financial condition, and results of operations should be significantly impacted in the coming years. The power purchase agreements for the Cottage Grove and Whitewater facilities have characteristics similar to leases in that the agreements confer to the purchasing utility the right to use specific property, plant and equipment. At the commercial operations date, Cottage Grove's and Whitewater's power purchase agreements were accounted for as "sales-type" capital leases in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases". As a result, the Whitewater/Cottage Grove project subsidiaries recognize lease and service revenues, as well as cost of services under sales type leases. The Bechtel Acquisition should significantly impact the income from unconsolidated power projects. Both acquisitions were financed with debt, and, as a result, will impact our interest expense reported in our results of operations.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations and percentage of total operating revenues represented by the components of operating revenues and expenses for the years ended December 31, 1998, 1997 and 1996.

                                                            YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                     1998             1997             1996
                                                --------------   --------------   --------------
                                                             (DOLLARS IN THOUSANDS)
Total operating revenues......................  $411,457   100%  $349,914   100%  $388,845   100%
Operating costs...............................   188,331    46    190,098    54    232,199    59
General, administrative and development.......    36,490     9     41,650    12     31,245     8
Depreciation and amortization.................    42,535    10     41,844    12     37,455    10
Impairment and cost of removal................        --    --         --    --     65,628    17
                                                --------   ---   --------   ---   --------   ---
Operating income..............................  $144,101    35%  $ 76,322    22%  $ 22,318     6%
                                                ========   ===   ========   ===   ========   ===

 Fiscal Year Ended December 31, 1998 as compared to Fiscal Year Ended December 31, 1997

     Total operating revenues increased 17.6% to $411.5 million for the year ended December 31, 1998 as compared to $349.9 million for the year ended December 31, 1997. This increase was primarily attributable to the $69.2 million aggregate amount of lease revenue and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater Facilities in which we acquired our interests in March 1998. The increase in operating revenues was also related to a $4.3 million construction management fee received in August 1998 which related to cost savings realized on the completion of construction of an electric generating facility for Public Utility District Number 1 of Clark County, Washington. Operating revenues were also impacted by an increase in income from unconsolidated investments in power projects. The increase was primarily the result of the October 1998 Bechtel Acquisition, in which we acquired ownership interests in 12 electric generating plants. We recognized approximately $2.8 million of revenue, net of premium amortization, related to these ownership interests. These increases in operating revenues were partially offset by a net decrease in electric revenue for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This decrease was primarily the result of a $14.3 million decrease in electric revenue from the Portsmouth facility and a $6.3 million decrease in electric revenue from the Hopewell facility resulting from the restructuring of their power sales agreements to give the purchasing utility the right to suspend or reduce purchases of energy from the facilities. The decrease in electric revenues was partially offset by an increase in electric revenue at the Richmond, Rocky Mount and Southport facilities due to an increase in megawatt hours sold to the purchasing utilities.

     Our operating costs decreased 1.0% to $188.3 million for the year ended December 31, 1998 as compared to $190.1 million for the year ended December 31, 1997. The decrease in operating expenses was primarily the result of a $23.9 million reduction in fuel expense at the Portsmouth facility and a $14.4 million reduction in fuel expense at the Hopewell facility, in each case associated with the restructuring of the power sales agreements. The decrease was also a result of a decrease in operating costs incurred by ReUse Technology, a wholly-owned subsidiary of Cogentrix Energy, related to third-party agreements. This decrease was partially offset by the $39.4 million in cost of services incurred by the Cottage Grove and Whitewater facilities, in which we acquired our approximate 74% interests in March 1998. Operating expenses were also impacted by the increases in fuel expense at the Rocky Mount and Richmond facilities associated with an increase in megawatt hours sold and an increase in routine maintenance expenses at the Rocky Mount facility.

     General, administrative and development expenses for the year ended December 31, 1998 decreased 12.4% to $36.5 million as compared to $41.7 million for the year ended December 31, 1997. The decrease was primarily the result of $10.7 million of expense recognized in the year ended December 31, 1997 related to the restructuring or terminating of incentive compensation arrangements for certain employees, as well as expense incurred related to severance payments to certain executive officers. The decrease was also due to a general decrease in salary expense during the year ended December 31, 1998 as a result of a restructuring we completed in the prior year. This decrease was partially offset by an increase in incentive compensation expense related to our profit-sharing plan as a result of the increase in our profitability for the year ended December 31, 1998, and expenses incurred related to our project development efforts.

     Interest expense increased 39.1% to $74.9 million for the year ended December 31, 1998 as compared to $53.9 million for the year ended December 31, 1997. Our weighted average long-term debt increased to $1.0 billion, with a weighted average interest rate of 7.25%, for the year ended December 31, 1998 as compared to weighted average long-term debt of $697 million, with a weighted average interest rate of 7.73%, for the year ended December 31, 1997. The increases in interest expense and weighted average debt outstanding were related to the inclusion of the project finance debt of the Cottage Grove and Whitewater facilities acquired in March 1998, and the increase in project finance debt outstanding at the Portsmouth facility, which was refinanced in December 1997, and the Hopewell facility, which was refinanced in February 1998. The increases also relate to our issuance of $255 million of 8.75% senior notes in the fourth quarter of 1998 and periodic borrowings under the corporate credit facility. The increase in interest expense discussed above was partially offset by a decrease in interest expense at several of our project subsidiaries due to the scheduled repayment of outstanding project finance debt.

     The increase in the equity in net loss of affiliates for the year ended December 31, 1998 related to an increase in losses recognized by the partnerships operating tomato greenhouses in the states of New York and Texas. In December 1998, we entered into an agreement to sell our interests in these partnerships which resulted in the recognition of a $2.1 million gain included in investment and other income in the accompanying consolidated statement of operations. We may recognize an additional gain of approximately $11.6 million as the payment of a note received as consideration in this transaction becomes assured.

     The increase in minority interests in income for the year ended December 31, 1998 as compared to the prior year relates to the recognition of the minority partner's share of earnings in the Cottage Grove and Whitewater facilities, and an increase in earnings at the Hopewell facility as a result of that facility's restructured power sales agreement.

     The extraordinary loss on early extinguishment of debt for the year ended December 31, 1998 relates to the refinancing of the Hopewell facility's project debt in January 1998. The loss consisted of a write-off of the deferred financing costs on the Hopewell facility's original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

  Fiscal Year Ended December 31, 1997 as compared to the Fiscal Year Ended December 31, 1996

     Total operating revenues decreased 10.0% to $349.9 million for the year ended December 31, 1997 as compared to $388.8 million for the year ended December 31, 1996. This decrease was primarily attributable to the significant decrease in electric revenues resulting from the amendment in September 1996 of our power sales agreements with Carolina Power & Light Company on the Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport facilities. The decrease in operating revenues was also due to a decrease in steam revenues at the Hopewell and Southport facilities resulting from reduced demand for steam by the facilities' steam customers. These decreases in operating revenues were partially offset by a $4.5 million construction management fee we earned in December 1997, related to the construction of the Clark facility, as well as a $6.9 million increase in electric revenues at the Rocky Mount, Hopewell and Portsmouth facilities. The increase in electric revenues at the Rocky Mount facility was due to an increase in on-peak megawatt hours provided to the purchasing utility, while the increase in electric revenues at the Portsmouth facility was mainly attributable to the restructured power sales agreement with the purchasing utility eliminating Portsmouth's accrued obligation to return previously disallowed fixed payments to the purchasing utility. The decreases in operating revenues were also impacted by a $2.0 million decrease in income from unconsolidated investments in power projects that was primarily the result of decreased earnings generated by our investment in Bolivian Power Company Limited, in which we sold our interest in December 1996. We recognized $3.5 million in income from our investment in Bolivian Power Company Limited during the fiscal year ended December 31, 1996.

     Operating costs decreased 18.1% to $190.0 million for the year ended December 31, 1997 as compared to $232.2 million for the year ended December 31, 1996. This decrease resulted primarily from the decrease in fuel expense of approximately $37.6 million at the Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport facilities resulting from their reduced sales of electricity to Carolina Power & Light Company as well as a decrease in fuel expense of approximately $4.3 million at the Richmond facility associated with a decrease in megawatt hours sold. The decrease in operating costs was also due to a reduction in maintenance costs of approximately $6.3 million at the Rocky Mount and Hopewell facilities, at which facilities we performed routine maintenance during the year ended December 31, 1996. The decrease in operating costs was also related to severance costs incurred by the Lumberton, Elizabethtown, Kenansville, Roxboro, and Southport facilities in the year ended December 31, 1996 associated with the reduction of the workforce at those facilities due to the amendment of their power sales agreements. These decreases were partially offset by an increase in operating costs incurred by ReUse of approximately $6.0 million related to an increase in third-party ash services activity during the year ended December 31, 1997 and an increase in maintenance costs at the Southport facility of approximately $2.2 million related to routine maintenance performed during the year ended December 31, 1997.

     General, administrative and development expenses increased 33.3% to $41.7 million for the year ended December 31, 1997 as compared to $31.2 million for the year ended December 31, 1996. The increase in general, administrative and development expenses related primarily to $10.7 million of expense recognized in the year ended December 31, 1997 related to the restructuring or terminating of incentive compensation arrangements for certain employees, as well as expenses incurred related to severance payments to certain executive officers. The increase was also attributable to incentive compensation expense incurred in December 1997 related to the successful completion of the Clark facility and severance costs incurred related to the reduction of the workforce at the corporate office. The increase was partially offset by a general reduction in expenses related to projects under development, and consulting expenses related to development.

     During fiscal 1996, we undertook an analysis of the projected operating results for all of our facilities in light of the dramatic market changes in the electric generating industry. The analysis included assumptions regarding future levels of operations, operating costs and market prices for equivalent generation available from other sources. As a part of this analysis, in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we assessed whether any impairment of our facilities had occurred. This assessment included a comparison of the projected future cash flows to be provided by these assets to the net book value of such assets. Based on this assessment, we determined that an impairment loss had occurred on the Elizabethtown, Lumberton, Kenansville and Ringgold facilities. This loss on impairment of cogenerating facilities of $57.3 million represented the excess of the net book value of these cogenerating facilities over their current fair value, determined by discounting to present value the projected future cash flows to be provided by such assets. We believe that the projections of future cash flows are based upon reasonable assumptions about the future performance of these assets. Because of the risks and uncertainties associated with any projections, there can be no assurances, however, that actual events will be consistent with the assumptions made, and future cash flows may be greater or less than those projected.

     Our analysis of the projected operating results for all of our facilities also resulted in the recognition of an $8.3 million liability related to estimated cost of removal obligations under the land leases for the Elizabethtown, Lumberton and Kenansville facilities. The total impairment loss and cost of removal of $65.6 million has been reflected in the statement of operations for the year ended December 31, 1996. Also in connection with the overall assessment of the projected operating results for its cogenerating facilities, we concluded that, effective January 1, 1997, the Lumberton, Elizabethtown, Kenansville, Roxboro and Southport facilities would be depreciated over the remaining term of these facilities' power sales agreements. The 11.7% increase in depreciation and amortization expense in fiscal 1997 as compared to fiscal 1996 related primarily to this change in the estimated useful lives of these facilities.

     Annual depreciation expense, in the aggregate, is expected to increase approximately $6.1 million per year as a result of the changes in estimated useful lives of the Lumberton, Elizabethtown, Kenansville, Roxboro and Southport facilities, as well as the impairment loss recognized during fiscal 1996 at the Lumberton, Elizabethtown, Kenansville and Ringgold facilities.

     Interest expense decreased 5.4% to $53.9 million for the year ended December 31, 1997 as compared to $57.0 million for the year ended December 31, 1996. The decrease in interest expense was primarily attributable to a decrease in the weighted average debt outstanding from $730 million for the year ended December 31, 1996 to $697 million for the year ended December 31, 1997. The decrease in weighted average debt outstanding related to regularly scheduled repayments of principal on our project financing debt.

     Equity in net loss of affiliates decreased to $1.5 million for the year ended December 31, 1997 as compared to $2.1 million for the year ended December 31, 1996. The decrease in equity in net loss was primarily attributable to a reduction in development costs associated with the termination in December 1996 of funding for a partnership pursuing development opportunities in Latin America. The decrease was partially offset by the recognition of our share of losses from our investments in greenhouse facilities in Texas, Pennsylvania and New York during the year ended December 31, 1997. During the year ended December 31, 1996, these greenhouse facilities were either (a) not yet in commercial operation, (b) had just started commercial operation or (c) we had not yet made our investment.

     The decrease in minority interest in income of joint venture for the year December 31, 1997 as compared to the year ended December 31, 1996 related to a decrease in the net income of the Hopewell facility. The decrease in net income of the Hopewell facility resulted primarily from the non-recurring revenue recognized in the year ended December 31, 1996 of $7.5 million related to a contract buydown received from the utility purchasing the electrical output of the Hopewell facility. The decrease was partially offset by an increase in maintenance costs incurred at the Hopewell facility during the year ended December 31, 1997.

     The extraordinary loss on early extinguishment of debt for the year ended December 31, 1997 related to the refinancing of the Portsmouth facility's project debt in December 1997. The loss consisted of a write-off of the deferred financing costs on the Portsmouth facility's original project debt and net swap termination fees on interest rate swap agreements hedging the original project debt. The extraordinary loss on early extinguishment of debt for the year ended December 31, 1996 related to the write-off of the deferred financing costs on the Elizabethtown, Lumberton, and Kenansville facilities' original project debt, which was refinanced in September 1996.

     The provision for income taxes for the year ended December 31, 1997 represented an effective rate of 37.3% of income before income taxes as compared to an effective rate of 35.8% of loss before benefit for income taxes for the year ended December 31, 1996. The increase in effective rate for the year ended December 31, 1997 related to a reduced recognition of losses for state income tax purposes. A more complete discussion of income taxes is included in Note 9 of "Notes to Consolidated Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

     The principal components of operating cash flow for the year ended December 31, 1998 were net income of $37.0 million, increases due to adjustments for depreciation and amortization of $42.5 million, deferred income taxes of $14.2 million, a write-off of deferred financing costs of $2.2 million and equity in net income (loss) of unconsolidated affiliates, net of dividends of $10.1 million, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $2.0 million, minority interests in income, net of dividends, of $14.5 million, a gain on sale of investment in affiliates of $2.1 million and a net $12.7 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $74.7 million, proceeds from borrowings of $384.1 million, proceeds from the sale of marketable securities of $42.1 million, $23.0 million of cash escrows released and cash on hand at the beginning of the year of $23.6 million were primarily used to acquire interests in facilities of $155.3 million, purchase property plant and equipment of $7.4 million, make investments in affiliates of $180.3 million, repay project finance borrowings of $193.8 million, pay deferred financing costs of $8.6 million and pay a common stock dividend of $2.1 million.

     The principal components of operating cash flow for the year ended December 31, 1997 were generated by net income of $14.8 million, increases due to adjustments for depreciation and amortization of $41.8 million, deferred income taxes of $1.7 million, a write-off of deferred financing costs of $1.4 million, minority interest in income of joint venture of $1.9 million, distributions from and equity in net loss of unconsolidated affiliates of $15.5 million and a net $5.5 million of cash provided by changes in other working capital assets and liabilities. Cash flow provided by operating activities of $82.6 million, proceeds from project finance borrowings of $65.2 million, $1.5 million of cash escrows released, proceeds from marketable securities of $21.6, and $17.3 million of cash on hand at the beginning of the year were primarily used to purchase property, plant and equipment additions of $2.4 million, to make investments in affiliates of $61.1 million, to pay deferred financing costs of $0.9 million, to repay project finance borrowings of $118.8 million and to pay a dividend to common shareholders of $5.0 million.

     The principal components of cash flow provided by operating activities for fiscal year ended December 31, 1996 were generated by net loss of $20.9 million, increases due to adjustments for depreciation and amortization of $36.7 million, loss on impairment of cogeneration facilities of $65.6 million, a write-off of deferred financing costs of $1.2 million, and a net of $10.3 million source of cash reflecting changes in other working capital assets and liabilities which were partially offset by deferred income taxes of $21.6 million, minority interest in net income, net of dividends of $4.9 million, gain on sale of investments in affiliates of $3.2 million and distributions from and equity in income of unconsolidated affiliates of $0.6 million. Cash flow provided by operating activities of $62.6 million, proceeds from project finance borrowings of $210.2 million, proceeds from sale of investment in affiliate of $25.5 million, proceeds from sale of marketable securities of $0.4 and $6.0 million of cash escrows released were primarily used to purchase property, plant and equipment of $1.5 million, to make investments in affiliates of $6.1 million, to repay project finance borrowings of $229.7 million, to pay a dividend to common shareholders of $4.8 million and to pay deferred financing costs of $2.6 million.

     Historically, we have financed each facility primarily under financing arrangements and related documents which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing." The project financing debt of our subsidiaries and joint ventures (aggregating $877.7 million as of December 31, 1998) is non-recourse to Cogentrix Energy and its other project subsidiaries, except in connection with certain transactions where Cogentrix Energy has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits the projects may experience as a result of incurring certain costs, subject to an aggregate cap of $51.9 million.

     In addition, Cogentrix Inc., which is an indirect subsidiary of Cogentrix Energy, has guaranteed two project subsidiaries' obligations to the purchasing utility under five power sales agreements. Three of these power sales agreements provide that in the event of early termination that is not for cause, the project subsidiary must pay the utility a termination charge equal to the excess paid for capacity and energy over what would have been paid to the utility under the utility's published five-year capacity credit and variable energy rates plus interest. The remaining two power sales agreements provide that in the event of early termination, the project subsidiary must pay the utility the cost of replacing the electricity from a third party for the remainder of the agreement's term. Because these project subsidiaries' obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of potential exposure under these guarantees cannot be quantified. If we or our subsidiary were required to satisfy all of these guarantees and other obligations or even one or more of the significant ones, it could impair Cogentrix Energy's ability to service its outstanding debt.

     Any project we develop in the future, and those electric generating facilities we may seek to acquire, are likely to require substantial capital investment. Our ability to arrange financing on a non-recourse basis and the cost of such capital are dependent on numerous factors. In order to access capital on a non-recourse basis in the future, we may have to make larger equity investments in, or provide more financial support for, the project entity.

     The ability of our project subsidiaries to pay dividends and management fees periodically to Cogentrix Energy is subject to certain limitations in their respective project credit documents. Such limitations generally require that: (a) project debt service payments be current, (b) project debt service coverage ratios be met, (c) all project debt service and other reserve accounts be funded at required levels and (d) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary. Management does not believe that such restrictions or limitations will adversely affect its ability to meet its debt obligations.

     As of December 31, 1998, we had long-term debt (including the current portion thereof) of approximately $1.2 billion. With the exception of the $355 million of senior notes currently outstanding, substantially all of such indebtedness is project financing debt, a large portion of which is non-recourse to Cogentrix Energy. Future annual maturities of long-term debt range from $54.7 million to $86.3 million in the five-year period ending December 31, 2003. We believe that our project subsidiaries and the project entities in which we have an investment will generate sufficient cash flow to pay all required debt service on the project financing debt and to allow them to pay management fees and dividends to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on outstanding balances under the corporate credit facility, the 2004 notes and the 2008 notes and to fund a significant portion of its development activities and meet its other obligations. If, as a result of unanticipated events, our ability to generate cash from operating activities is significantly impaired, we could be required to curtail our development activities to meet our debt service obligations.

     For the year ended December 31, 1998, the ratio of Parent EBITDA to Parent Fixed Charges was 3.07x. Parent EBITDA represents cash flow to Cogentrix Energy prior to debt service and income taxes of Cogentrix Energy. Parent Fixed Charges include cash payments made by Cogentrix Energy related to outstanding indebtedness of Cogentrix Energy and the cost of funds associated with Cogentrix Energy's guarantees of some of its subsidiaries' indebtedness. Our management believes Parent EBITDA is a useful measure of Cogentrix Energy's ability to service debt. Parent EBITDA should not be construed, however, as an alternative to operating income or to cash flows from operating activities.

     On October 29, 1998, we amended and restated the corporate credit facility to provide for direct advances to, or the issuance of letters of credit for, our benefit in an amount up to $125 million. The corporate credit facility is unsecured and imposes covenants on us substantially the same as the covenants contained in the indentures as well as certain financial condition covenants. We have used approximately $60 million of the credit availability under the corporate credit facility for letters of credit issued in connection with the Bechtel Acquisition and the Batesville Acquisition. The balance of the commitment under the corporate credit facility is available, subject to any limitations imposed by the covenants contained therein and in the indentures, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

     In December 1997, we substantially completed construction of the Clark facility and earned a construction management fee of $4.5 million. In August 1998, we earned an additional $4.3 million, which represents an additional construction management fee of $0.5 million and our share ($3.8 million) of cost savings in constructing the Clark facility.

     In December 1997, we renegotiated the project financing arrangements for our Portsmouth facility. The amended agreements resulted in an extension of the final maturity date of the loan by three months and an increase in the amount of commitment provided by the project lenders in the form of a $43.5 million revolving credit facility. The revolving credit facility is available to be drawn by the project subsidiary owning the Portsmouth facility at any time for general corporate purposes, including paying dividends to Cogentrix Energy. In March 1998, the project subsidiary borrowed $20 million under the revolving credit facility and distributed such amount to Cogentrix Energy for purposes of funding a portion of the purchase price related to the Whitewater/Cottage Grove Acquisition. In July 1998, the project subsidiary borrowed an additional $20.5 million under the revolving credit facility and distributed such amount to Cogentrix Energy for purposes of paying down the outstanding balance under the corporate credit facility. In November 1998, we utilized a portion of the proceeds from the sale of the outstanding notes together with corporate cash balances to pay down the outstanding balance under the Portsmouth facility's revolving credit facility.

     In February 1998, we renegotiated the project financing arrangements for the Hopewell facility, in which we own a 50% interest. The amended agreements resulted in a $34.6 million increase in outstanding indebtedness of the project subsidiary owning and operating the facility, and extended the final maturity date of the loan by six months. The project subsidiary transferred substantially all of the additional funds borrowed (net of transaction costs) to its partners. The distribution received by Cogentrix Energy related to the refinancing was approximately $16.6 million.

     In March 1998, we acquired from LS Power Corporation an approximate 74% ownership interest in the Whitewater facility and the Cottage Grove facility. Each of the Cottage Grove and Whitewater facilities is a 245-megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of the facilities commenced in the last half of calendar 1997. The aggregate acquisition price for our ownership interests in the Cottage Grove and Whitewater facilities was $158.0 million. In addition, we pre-funded a $16.7 million distribution to the previous owners. This distribution represented unused construction contingency funds and cash flows that were accumulated by the Cottage Grove and Whitewater facilities prior to January 1, 1998. Cogentrix Energy received a distribution of $15.7 million in April 1998, and will receive a distribution of the remaining $1.0 million in 1999. The purchase price was ultimately funded with a portion of the proceeds from the sale of the 2008 Note and corporate cash balances.

     In August 1998, we acquired an approximate 52% interest in the Batesville facility. We have committed to provide an equity contribution to the project subsidiary of approximately $54 million upon the earliest to occur of (a) the incurrence of construction costs after all project financing has been expended,
(b) an event of default under the project subsidiary's financing arrangements and (c) June 30, 2001. This equity commitment is supported by a $54 million letter of credit, which is provided under the corporate credit facility. We expect the Batesville facility, which we will operate, to begin operation in June 2000. Electricity generated by the Batesville facility will be sold under long-term power purchase agreements with two investment grade utilities.

     In October 1998, we acquired Bechtel Generating Company, Inc.'s ownership interests in 12 electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline. The aggregate acquisition price for the Bechtel Acquisition including acquisition costs was approximately $189.7 million. The purchase price was funded with a portion of the proceeds from the sale of the 2008 notes.

     As a result of a March 1999 arbitration award related to a contract dispute with a coal supplier, we are obligated to pay the coal supplier approximately $8 million in 1999. Approximately $3 million of this award relates to the reduction in purchase quantities for prior periods and approximately $5 million relates to the reduction in purchase quantities from the date of the award through the balance of the term of the coal contract, which ends in September 2001. The future reduction in purchase quantities provides a future economic benefit to our project subsidiary. The amount of damages awarded will not materially reduce the projected amount of cash flow to Cogentrix Energy for the current fiscal year and should not, therefore, have a material adverse impact on Cogentrix Energy's ability to service its outstanding debt.

     For the fiscal year ended December 31, 1998, our board of directors declared a dividend on the outstanding common stock of $7.4 million, which was paid in March 1999. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures under which Cogentrix Energy has senior debt outstanding and corporate credit facility agreement, our ability to pay dividends and make other distributions to our shareholders is restricted.

IMPACT OF ENERGY PRICE CHANGES, INTEREST RATES AND INFLATION

     Energy prices are influenced by changes in supply and demand, as well as general economic conditions, and therefore tend to fluctuate significantly. Through various hedging mechanisms, we have attempted to mitigate the impact of changes on the results of operations of most of its projects. The basic hedging mechanism against increased fuel and transportation costs is to provide contractually for matching increases in the energy payments our project subsidiaries receive from the utility purchasing the electricity generated by the facility.

     Under our power sales agreements energy payments are indexed, subject to certain caps, to reflect the purchasing utility's solid fuel cost of producing electricity or provide periodic, scheduled increases in energy prices that are designed to match periodic, scheduled increases in fuel and transportation costs that are included in the fuel supply and transportation contracts for the facilities.

     Changes in interest rates could have a significant impact on us. Interest rate changes affect the cost of capital needed to construct projects, as well as interest expense of existing project financing debt. As with fuel price escalation risk, we attempt to hedge against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps on a portion of its indebtedness.

     Although hedged to a significant extent, our financial results will likely be affected to some degree by fluctuations in energy prices, interest rates and inflation. The effectiveness of the hedging techniques implemented by us is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contracts. We have sought to reduce its risk by entering into contracts with creditworthy organizations.

  Interest Rate Sensitivity

     The following tables provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, interest rate caps and debt obligations.

     The table below contains information on the interest rate sensitivity of our debt portfolio. This table presents principal cash flows and related weighted average interest rates by expected maturity dates for all of our debt obligations as of December 31, 1998. This table does not reflect scheduled future interest rate adjustments. The weighted average interest rates disclosed in the table are calculated based on interest rates as of December 31, 1998. Future interest rates are likely to vary from those disclosed in the table.

                                          EXPECTED MATURITY DATE
                            ---------------------------------------------------
                             1999       2000       2001       2002       2003      THEREAFTER      TOTAL
                            -------    -------    -------    -------    -------    ----------    ----------
                                              (IN THOUSANDS)
Long-term Debt
  Fixed Rate..............  $ 3,929    $ 6,257    $28,544    $29,790    $32,396     $455,646     $  556,562
    Weighted average
      interest rate.......     8.00%      7.45%      7.48%      7.47%      7.46%        7.75%
  Variable Rate...........  $82,325    $83,728    $59,347    $48,321    $22,317     $359,064        655,102
    Weighted average
      interest rate.......     6.39%      6.41%      6.40%      6.48%      6.72%        8.16%
                                                                                                 ----------
                                                                                                 $1,211,664
                                                                                                 ==========

     The following tables contain information regarding interest rate swap and interest rate cap agreements entered into by some of our project subsidiaries to manage interest rate risk on their variable-rate project financing debt. The notional amounts of debt covered by these agreements as of December 31, 1998 was $343,112,000. These agreements effectively changed the interest rate, including applicable margins, on the portion of debt covered by the notional amounts from a weighted average variable rate of 6.48% to a weighted average effective rate of 6.76% at December 31, 1998.

            FIXED RATE PAY/VARIABLE RATE RECEIVE INTEREST RATE SWAPS

  HEDGED                              FIXED     VARIABLE       FAIR
 NOTIONAL     EFFECTIVE    MATURITY    RATE       RATE        MARKET
  AMOUNT         DATE        DATE      PAY     RECEIVE(1)      VALUE
-----------   ----------   --------   ------   ----------   -----------
$ 7,000,000      8/30/90    8/30/00    9.503%    5.555%     $  (477,903)
 36,700,000      1/14/98    6/30/02    5.555%    5.048%        (315,527)
 67,000,000      2/12/98   12/31/02   5.6875%    5.591%        (812,501)
 20,000,000      7/31/00    7/31/02    6.995%       --         (635,016)
 58,163,000     12/20/95    7/31/06    6.078%    5.470%      (2,402,250)
 43,128,981     11/15/98     3/7/01    5.585%    5.591%        (271,852)
                                                            -----------
                                                            $(4,915,049)
                                                            ===========

                               INTEREST RATE CAPS

  HEDGED                               MAXIMUM     ACTUAL       FAIR
 NOTIONAL      EFFECTIVE    MATURITY   INTEREST   INTEREST     MARKET
  AMOUNT         DATE         DATE       RATE     RATE(1)       VALUE
-----------   -----------   --------   --------   --------   -----------
$14,420,000      12/31/96    3/31/01    7.500%      6.05%    $  (164,810)
 36,700,000       2/20/97    6/28/02    6.500%      6.05%       (236,695)
 80,000,000       10/7/92    9/18/99     9.00%      6.70%             --
 80,000,000       9/18/99    7/31/00    9.000%        --        (478,371)
 31,000,000       7/31/00    7/31/02    9.000%        --        (291,495)
                                                             -----------
                                                             $(1,171,371)
                                                             ===========

---------------

(1) The "variable rate receive" and "actual interest rate" are based on the interest rates in effect as of December 31, 1998. Interest rates in the future are likely to vary from those disclosed in the tables above.

YEAR 2000 COMPLIANCE

     The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which includes such date, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures. Cogentrix initiated assessments in 1997 to identify the issues required to be resolved to assure business critical systems successfully operate upon and beyond the turn of the century. The assessments include reviewing information technology and systems utilizing embedded technology. Plans for achieving Year 2000 compliance were finalized during 1998 and remediation work is underway. We have identified the following systems and applications on which to focus our efforts to ensure Year 2000 compliance:

     - corporate applications, which include core business systems;
     - embedded technology systems, which include the plants' operating and control systems and
     - business partner and vendor systems.

Non-compliance in the embedded technology systems or business partner and vendor systems could result in temporary shutdown of the facilities, and potential equipment damage.

     Replacement of our core financial systems which included corporate applications such as purchasing, accounts payable and general ledger, with Year 2000 compliant client-server software is virtually complete. We expect to complete the updating of the human resources and internal payroll systems by June 30, 1999. We do not expect any disruptions in corporate applications as a result of the Year 2000 issue.

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

     We are communicating with critical suppliers, vendors, joint venture partners and major customers verbally, in writing and through other representations made by the organizations to assess their compliance efforts and our exposure resulting from Year 2000 issues. Of major concern to us are the fuel suppliers and transporters, and the electric and steam customers. We produce revenue by selling the power we produce to major utilities. We depend on fuel suppliers and transporters to deliver our fuel to power the generating facilities. We also rely on transmission and distribution facilities to deliver our power to the electric and steam customers. At this time, based on our review of responses we have received, we do not expect a major impact from non-compliant Year 2000 suppliers, vendors, joint venture partners or major customers. However, an incomplete or incorrect assessment of the Year 2000 issues by the suppliers and transporters, transmission and distribution facilities, as well as the utility customers, could adversely effect our financial results and operations.

     We have developed contingency plans for the critical systems. We developed these plans to address our most likely worst case scenario, the inability of our plants to produce and distribute power. The contingency plans include turning back the date on all date critical systems at the plants to ensure the continuous operation of the generating facilities. These plans have been tested and appear to be adequate.

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

CHANGE OF CORPORATE FISCAL YEAR

     Effective January 1, 1998, we changed our fiscal year to commence on January 1 and conclude on December 31 of each year. Our fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year. We have restated our consolidated financial statements for the 1997 and 1996 fiscal years to a calendar basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                              PAGE
                                                              ----
Reports of Independent Public Accountants...................   38
Consolidated Financial Statements:
  Consolidated Balance Sheets at December 31, 1998 and
     1997...................................................   40
  Consolidated Statements of Operations For the Years Ended
     December 31, 1998, 1997 and 1996.......................   41
  Consolidated Statements of Changes in Shareholders' Equity
     For the Years Ended December 31, 1998, 1997 and 1996...   42
  Consolidated Statements of Cash Flows For the Years Ended
     December 31, 1998, 1997 and 1996.......................   43
Notes to Consolidated Financial Statements..................   44
Financial Statement Schedules:
Schedule I -- Condensed Financial Information of the
  Registrant................................................   64

     Schedules other than those listed above have been omitted, since they are not required, are not applicable or are unnecessary due to the presentation of the required information in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO COGENTRIX ENERGY, INC.:

     We have audited the accompanying consolidated balance sheets of Cogentrix Energy, Inc. (a North Carolina corporation) and subsidiary companies as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The summarized financial data for Bolivian Power Company Limited contained in Note 5 are based on the financial statements of Bolivian Power Company Limited which were audited by other auditors. Their report has been furnished to us and our opinion, insofar as it relates to the data in Note 5, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cogentrix Energy, Inc. and subsidiary companies as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
March 19, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS:
Compania Boliviana de Energia Electrica S.A. -- Bolivian Power Company Limited

     We have audited the consolidated financial statements of Compania Boliviana de Energia Electrica S.A. -- Bolivian Power Company Limited and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income of cash flows and of shareholders' equity for each of the three years in the period ended December 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                          PRICEWATERHOUSECOOPERS LLP

La Paz, Bolivia
February 28, 1997

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                 1998        1997
                                                              ----------   --------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   48,207   $ 71,833
  Restricted cash...........................................      40,604     27,742
  Marketable securities.....................................          --     42,118
  Accounts receivable.......................................      66,586     49,781
  Inventories...............................................      18,697     15,210
  Other current assets......................................       4,061      2,465
                                                              ----------   --------
          Total current assets..............................     178,155    209,149
NET INVESTMENT IN LEASES....................................     498,614         --
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $225,928 and $188,227, respectively.......     473,065    496,589
LAND AND IMPROVEMENTS.......................................       3,981      2,540
DEFERRED FINANCING COSTS, net of accumulated amortization of
  $15,557 and $16,952, respectively.........................      37,007     21,085
NATURAL GAS RESERVES........................................       1,557      2,384
INVESTMENTS IN AFFILIATES...................................     251,312     79,072
OTHER ASSETS................................................      56,160     12,155
                                                              ----------   --------
                                                              $1,499,851   $822,974
                                                              ==========   ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $   86,255   $ 74,680
  Accounts payable..........................................      25,511     13,755
  Accrued compensation......................................       8,096      4,923
  Accrued interest payable..................................       7,729      2,935
  Accrued dividends payable.................................       7,398      2,140
  Other accrued liabilities.................................      13,492      8,182
                                                              ----------   --------
          Total current liabilities.........................     148,481    106,615
LONG-TERM DEBT..............................................   1,127,184    595,112
DEFERRED INCOME TAXES.......................................      52,306     25,872
MINORITY INTERESTS..........................................      61,167     15,131
OTHER LONG-TERM LIABILITIES.................................      22,850     21,946
                                                              ----------   --------
                                                               1,411,988    764,676
                                                              ----------   --------
COMMITMENTS AND CONTINGENCIES (NOTES 10 AND 12)
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
     282,000 shares issued and outstanding..................         130        130
  Net unrealized gain on available for sale securities......          --         26
  Accumulated earnings......................................      87,733     58,142
                                                              ----------   --------
                                                                  87,863     58,298
                                                              ----------   --------
                                                              $1,499,851   $822,974
                                                              ==========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
      (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS (LOSS) PER COMMON SHARE)

                                                                1998       1997       1996
                                                              --------   --------   --------
OPERATING REVENUE:
  Electric..................................................  $293,083   $307,104   $340,681
  Steam.....................................................    25,043     26,123     28,987
  Lease.....................................................    34,715         --         --
  Service revenue under capital leases......................    34,470         --         --
  Income from unconsolidated investments in power
     projects...............................................     6,474      1,412      3,408
  Other.....................................................    17,672     15,275     15,769
                                                              --------   --------   --------
                                                               411,457    349,914    388,845
                                                              --------   --------   --------
OPERATING EXPENSES:
  Fuel expense..............................................    77,847    118,731    157,743
  Cost of services under capital leases.....................    39,376         --         --
  Operations and maintenance................................    71,108     71,367     74,456
  General, administrative and development expenses..........    36,490     41,650     31,245
  Depreciation and amortization.............................    42,535     41,844     37,455
  Loss on impairment and cost of removal of cogeneration
     facilities.............................................        --         --     65,628
                                                              --------   --------   --------
                                                               267,356    273,592    366,527
                                                              --------   --------   --------
OPERATING INCOME............................................   144,101     76,322     22,318
OTHER INCOME (EXPENSE):
  Interest expense..........................................   (74,949)   (53,864)   (56,950)
  Investment and other income...............................     9,226      9,789     10,942
  Equity in net loss of affiliates, net.....................    (3,274)    (1,538)    (2,135)
                                                              --------   --------   --------
INCOME (LOSS) BEFORE MINORITY INTERESTS IN INCOME, INCOME
  TAXES AND EXTRAORDINARY LOSS..............................    75,104     30,709    (25,825)
MINORITY INTERESTS IN INCOME................................   (12,458)    (4,672)    (5,621)
                                                              --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY LOSS....    62,646     26,037    (31,446)
BENEFIT (PROVISION) FOR INCOME TAXES........................   (24,914)    (9,754)    11,273
                                                              --------   --------   --------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS.....................    37,732     16,283    (20,173)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, net of
  minority interest and income tax benefit..................      (743)    (1,502)      (703)
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................  $ 36,989   $ 14,781   $(20,876)
                                                              ========   ========   ========
EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary loss...................  $ 133.80   $  57.74   $ (71.54)
  Extraordinary loss........................................     (2.63)     (5.33)     (2.49)
                                                              --------   --------   --------
                                                              $ 131.17   $  52.41   $ (74.03)
                                                              ========   ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................   282,000    282,000    282,000
                                                              ========   ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
         (DOLLARS IN THOUSANDS, EXCEPT FOR DIVIDENDS PER COMMON SHARE)

                                                             NET UNREALIZED
                                                             GAIN (LOSS) ON
                                                    COMMON    AVAILABLE FOR    ACCUMULATED
                                                    STOCK    SALE SECURITIES    EARNINGS      TOTAL
                                                    ------   ---------------   -----------   --------
Balance, December 31, 1995........................   $130         $(375)        $ 76,136     $ 75,891
Net unrealized gain on available for sale
  securities, net of deferred income taxes........     --           375               --          375
Net loss..........................................     --            --          (20,876)     (20,876)
Common stock dividends ($16.88 per common
  share)..........................................     --            --           (4,759)      (4,759)
                                                     ----         -----         --------     --------
Balance, December 31, 1996........................    130            --           50,501       50,631
Net unrealized gain on available for sale
  securities, net of deferred income taxes........     --            26               --           26
Net income........................................     --            --           14,781       14,781
Common stock dividends ($25.32 per common
  share)..........................................     --            --           (7,140)      (7,140)
                                                     ----         -----         --------     --------
Balance, December 31, 1997........................    130            26           58,142       58,298
Net unrealized loss on available for sale
  securities, net of deferred income taxes........     --           (26)              --          (26)
Net income........................................     --            --           36,989       36,989
Common stock dividends ($26.23 per common
  share)..........................................     --            --           (7,398)      (7,398)
                                                     ----         -----         --------     --------
Balance, December 31, 1998........................   $130         $  --         $ 87,733     $ 87,863
                                                     ====         =====         ========     ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                1998        1997        1996
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  36,989   $  14,781   $(20,876)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................     42,535      41,844     37,455
     Loss on impairment and cost of removal of cogeneration
       facilities...........................................         --          --     65,628
     Deferred income taxes..................................     14,182       4,927    (18,098)
     Extraordinary loss on early extinguishment of debt.....      2,172       2,458      1,173
     Minority interests in income, net of dividends.........    (14,494)      1,935     (4,889)
     Gain on sale of investment in Bolivian Power...........         --          --     (3,243)
     Gain on sale of investment in affiliate................     (2,063)         --         --
     Equity in net (income) loss of unconsolidated
       affiliates...........................................     (3,200)        126     (1,273)
     Dividends received from unconsolidated affiliates......     13,362      15,354        633
     Minimum lease payments received........................     31,500          --         --
     Amortization of unearned lease income..................    (33,473)         --         --
     Decrease (increase) in accounts receivable.............     (7,278)      3,437     (2,172)
     Decrease (increase) in inventories.....................     (1,029)      4,385        720
     Increase (decrease) in accounts payable................     (4,212)     (9,490)     8,413
     Increase in accrued liabilities........................      5,179         499      6,249
     Decrease (increase) in other...........................     (5,425)      2,320     (6,451)
                                                              ---------   ---------   --------
          Net cash flows provided by operating activities...     74,745      82,576     63,269
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions...................     (7,391)     (2,449)    (2,296)
  Decrease in marketable securities.........................     42,118      21,577        380
  Investments in unconsolidated affiliates..................   (180,292)    (61,063)    (6,142)
  Acquisition of facilities, net of cash acquired...........   (155,324)         --         --
  Proceeds from sale of investment in Bolivian Power, net...         --          --     25,504
  Decrease in restricted cash...............................     22,952       1,532      5,953
                                                              ---------   ---------   --------
          Net cash flows provided by (used in) investing
            activities......................................   (277,937)    (40,403)    23,399
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from corporate credit facility, notes payable and
     long-term debt.........................................    384,104      65,171    210,188
  Repayments of corporate credit facility, notes payable and
     long-term debt.........................................   (193,812)   (118,778)  (229,553)
  Payment of deferred financing costs.......................     (8,586)       (921)    (2,584)
  Common stock dividends paid...............................     (2,140)     (5,000)    (4,759)
                                                              ---------   ---------   --------
          Net cash flows provided by (used in) financing
            activities......................................    179,566     (59,528)   (26,708)
                                                              ---------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (23,626)    (17,355)    59,960
CASH AND CASH EQUIVALENTS, beginning of year................     71,833      89,188     29,228
                                                              ---------   ---------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $  48,207   $  71,833   $ 89,188
                                                              =========   =========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Cogentrix Energy, Inc. and subsidiary companies (collectively, the "Company") is principally engaged in the business of acquiring, developing, owning and operating independent power generating facilities (individually, a "Facility," or collectively, the "Facilities"). As of December 31, 1998, the Company owned or had interests in 25 Facilities in the United States with an aggregate installed capacity of approximately 4,000 megawatts. After taking into account the part interests in the 16 plants that are not wholly-owned by the Company, which range from 3.3% to approximately 74%, the Company's net equity interest in the total production capability of the 25 Facilities is approximately 1,690 megawatts. Electricity generated by each Facility is sold to an electric utility (the "Utility") and steam is sold to an industrial company (the "Steam Purchaser"), all under long-term contractual agreements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Basis of Presentation -- The accompanying consolidated financial statements include the accounts of Cogentrix Energy, Inc. and its subsidiary companies. Wholly-owned and majority owned subsidiaries, including a 50% owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner, are consolidated. Less-than-majority-owned subsidiaries, and subsidiaries for which control is deemed to be temporary, are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Cogentrix Energy, Inc., its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated financial statements.

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

     Construction Agreement -- In December 1994, the Company executed an engineering, procurement and construction agreement (the "Construction Agreement") with Public Utility District No. 1 of Clark County, Washington ("Clark"). Under this Construction Agreement, the Company engineered, procured equipment for and constructed a 248 megawatt combined-cycle, gas-fired electric generation facility (the "Clark Facility"). Construction of the facility was substantially complete, and the facility commenced commercial operations in December 1997. The Company accounted for the construction under the completed-contract method, and, as such, all third-party construction costs and reimbursements were deferred until the contract was completed. See Note 12 for further discussion.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     Inventories -- Coal inventories consist of the contract purchase price of coal and all transportation costs incurred to deliver the coal to each Facility. Gas inventories represent the cost of natural gas purchased as fuel reserves for a Facility that is forecasted to be consumed during the next fiscal year. Spare parts inventories consist of major equipment and recurring maintenance supplies required to be maintained in order to facilitate routine maintenance activities and minimize unscheduled maintenance outages. As of December 31, 1998 and 1997, fuel and spare parts inventories are comprised of the following (dollars in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Coal........................................................  $ 8,028   $ 8,230
Natural gas.................................................    2,773       700
Spare parts.................................................    7,377     6,280
Fuel oil....................................................      519        --
                                                              -------   -------
                                                              $18,697   $15,210
                                                              =======   =======

Coal inventories at certain Facilities are recorded at last-in, first-out ("LIFO") cost, with the remaining Facilities' coal inventories recorded at first-in, first-out ("FIFO") cost. The cost of coal inventories recorded on a LIFO basis was approximately $305,000 and $427,000 less than the cost of these inventories on a FIFO basis as of December 31, 1998 and 1997, respectively. Spare parts inventories are recorded at average cost.

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

     Deferred Financing Costs -- Financing costs, consisting primarily of legal and other direct costs incurred to obtain financing, are deferred and amortized over the financing term.

     Natural Gas Reserves -- Natural gas reserves consist of the cost of natural gas purchased as long-term fuel reserves for a Facility. These reserves are recorded at cost.

     Investments in Affiliates -- Investments in affiliates include investments in unconsolidated entities which own or derive revenues from power projects currently in operation, investments in unconsolidated entities which own and operate greenhouses, and investments in unconsolidated development joint venture entities. The Company's share of income or loss from investments in operating power projects is included in operating revenues in the accompanying consolidated statements of operations. The Company's share of income or loss from investments in greenhouses and development joint venture entities is included in other income (expense) in the accompanying consolidated statements of operations.

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

     Revenue Recognition -- Revenues from the sale of electricity and steam are recorded based upon output delivered and capacity provided at rates specified under contract terms. Significant portions of the Company's revenues have been derived from certain electric utility customers. Two customers accounted for 50% and 19%

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES of revenues in the year ended December 31, 1998, 64% and 22% of revenues in the year ended December 31, 1997 and 56% and 30% of revenues in the year ended December 31, 1996.

     Interest Rate Protection Agreements -- The Company enters into interest rate protection agreements with major financial institutions to fix or limit the volatility of interest rates on its long-term debt. The differential paid or received is recognized as an adjustment to interest expense. Any premiums associated with interest rate protection agreements are capitalized and amortized to interest expense over the effective term of the agreement. Unamortized premiums are included in other assets in the accompanying consolidated balance sheets.

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

     New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Early adoption is allowed. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997.

     The Company has not yet quantified the impacts of adopting SFAS No. 133 on the consolidated financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings.

     In April 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP No. 98-5 requires costs incurred for start-up activities to be expensed as incurred. For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing a new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). The Company will adopt SOP No. 98-5 as of January 1, 1999. The Company has determined that SOP No. 98-5 will not have a material impact on the financial statements.

     Change of Fiscal Year -- Effective January 1, 1998, the Company changed its fiscal year to commence on January 1 and conclude on December 31 of each year. The Company's fiscal year previously commenced

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES each July 1, concluding on June 30 of the following calendar year. The Company has restated its consolidated financial statements for the 1997 and 1996 fiscal years to a calendar year basis.

3. RECENT ACQUISITIONS

     LS Power Acquisition -- In March 1998, the Company acquired from LS Power Corporation (the "LS Power Acquisition") an approximate 74% ownership interest in two partnerships which own and operate electric generating facilities located in Whitewater, Wisconsin (the "Whitewater Facility") and Cottage Grove, Minnesota (the "Cottage Grove Facility"). Each of the Cottage Grove and Whitewater Facilities is a 245-megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of both of these facilities commenced in the last half of calendar 1997. The Cottage Grove Facility sells capacity and energy to Northern States Power Company under a 30-year power sales contract terminating in 2027. The Whitewater Facility sells capacity and energy to Wisconsin Electric Power Company under a 25-year power sales contract terminating in 2022. Each of the power sales contracts has characteristics similar to a lease in that the agreement gives the purchasing utility the right to use specific property, plant and equipment. As such, each of the power sales contracts is accounted for as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." (see Note 8).

     The aggregate acquisition price for the equity interests in the Cottage Grove and Whitewater Facilities acquired by the Company was $158.0 million. In addition, the Company pre-funded a $16.7 million distribution to the previous owners, which represented unused construction contingency funds and cash flows that were accumulated by the Cottage Grove and Whitewater Facilities prior to January 1, 1998. Cogentrix Energy, Inc. received $15.7 million of this distribution in April 1998 and will receive a distribution of the remaining $1 million in 1999. The purchase price was ultimately funded with a portion of the net proceeds of the Company's 2008 senior notes and corporate cash balances.

     The Company accounted for the LS Power Acquisition using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired based on their fair market values at the date of consummation. An adjustment in the amount of $22.2 million was recorded to reflect the Company's portion of the excess of the fair value of the Partnerships' fixed rate debt over its historical carrying value. This fair value adjustment or debt premium, will be amortized to income over the life of the debt acquired using the effective interest method. The historical book values of the remaining assets and liabilities approximated their fair values at the date of consummation. The excess of the purchase price over the fair value of the net assets acquired was approximately $27.7 million. This excess is included in other assets on the accompanying balance sheet as of December 31, 1998 and is being amortized on a straight line basis over the lives of the power purchase agreements for the two facilities. The minority owner's share of each partnership's net assets is included in minority interests on the accompanying consolidated balance sheet as of December 31, 1998. The accompanying consolidated statement of operations for the twelve months ended December 31, 1998 includes the results of operations of the acquired facilities since the closing date of the LS Power Acquisition (March 20, 1998).

     Batesville Acquisition -- In August 1998, the Company acquired an approximate 52% interest in an 800-megawatt, gas-fired electric generating facility (the "Batesville Facility") under construction in Batesville, Mississippi (the "Batesville Acquisition"). The Company has committed to provide an equity contribution to the project subsidiary of approximately $54 million upon the earliest to occur of (i) the incurrence of construction costs after all project financing has been expended, (ii) an event of default under the project subsidiary's financing arrangements or (iii) June 30, 2001. This equity commitment is supported by a $54 million letter of credit provided under the Company's corporate credit facility. The Company expects the Batesville Facility, which will be operated by the Company, to commence commercial operation in June 2000. Electricity generated by the Batesville Facility will be sold under long-term power purchase agreements with two investment-grade utilities.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     Bechtel Asset Acquisition -- In October 1998, the Company acquired from Bechtel Generating Company, Inc. ("BGCI") ownership interests in 12 electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline in the United States (the "BGCI Acquisition"). The aggregate acquisition price, including acquisition costs, for the interests in the BGCI assets was approximately $189.7 million. The Company utilized a portion of the net proceeds from the issuance of $255 million of senior notes due 2008 to fund the BGCI Acquisition (see Note 7).

     The BGCI Acquisition has been accounted for using the purchase method of accounting, which resulted in the recognition of a net purchase premium of approximately $66.5 million. The purchase premiums or discounts related to the BGCI Acquisition are being amortized over the remaining lives of the facilities or over the remaining terms of the power purchase agreements. The Company will use the equity method of accounting to account for its ownership interests in eight of these facilities (see Note 5) and will use the cost method of accounting for its ownership interests in the other four facilities.

     The following unaudited pro forma consolidated results for the Company for the years ended December 31, 1998 and December 31, 1997 give effect to the LS Power Acquisition and the BGCI Acquisition as if these transactions had occurred on January 1, 1998 and January 1, 1997, respectively (dollars in thousands, except per share amount).

                                                           PRO FORMA           PRO FORMA
                                                          YEAR ENDED          YEAR ENDED
                                                       DECEMBER 31, 1998   DECEMBER 31, 1997
                                                       -----------------   -----------------
Revenues.............................................      $447,788            $391,595
Net Income...........................................      $ 36,587            $  7,861
Earnings per Share...................................      $ 129.75            $  27.88

4. INVESTMENT IN DEBT SECURITIES

     At December 31, 1997, investments in debt securities included in marketable securities in the accompanying consolidated balance sheet consisted of government securities and corporate obligations. The Company's net unrealized gain of $40,000 on its investment in debt securities is reported in the accompanying consolidated statements of changes in shareholders' equity, net of $14,000 in deferred income taxes. The Company had no investments in debt securities at December 31, 1998.

5. INVESTMENTS IN UNCONSOLIDATED POWER PROJECTS

BIRCHWOOD POWER PARTNERS, L.P.

     In December 1994, the Company acquired a 50% interest in Birchwood Power Partners, L.P. ("Birchwood Power"), a partnership formed to construct and own a 220-megawatt coal-fired cogeneration facility (the "Birchwood Facility") in King George County, Virginia, from two indirect wholly-owned subsidiaries of The Southern Company. The Company initially paid $29.5 million for its 50% interest in Birchwood Power. In addition, pursuant to the equity funding obligation under Birchwood Power's project financing arrangements, the Company provided an equity contribution to Birchwood Power of approximately $43.7 million in March 1997. The initial distribution of $6.9 million received by the Company from Birchwood Power in April 1997 was also subsequently paid to a subsidiary of The Southern Company in accordance with the terms of the original transaction agreement and was treated as part of the purchase price of the Company's interest in Birchwood Power.

     The Birchwood Facility, which commenced commercial operations in November 1996, sells electricity to a utility and provides thermal energy to a 36-acre greenhouse under long-term contracts. The Birchwood Facility is operated by an affiliate of The Southern Company under a long-term operations and maintenance agreement. The Company has 50% representation on Birchwood Power's management committee, which must

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES approve all material transactions of Birchwood Power. The Company is accounting for its investment in Birchwood Power under the equity method. The Company's share of net income of Birchwood Power is recorded net of the amortization of the $36.4 million premium paid to purchase the Company's 50% share interest in Birchwood Power. This premium is being amortized on a straight-line basis over the estimated useful life of the Birchwood Facility. The Company recognized approximately $3,714,000, $1,412,000 and ($79,000) in income (loss) from unconsolidated investments in power projects, net of premium amortization, in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996, respectively, related to its investment in Birchwood Power. The following table presents summarized financial information for Birchwood Power as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

                                                                1998       1997
                                                              --------   --------
BALANCE SHEET DATA:
  Current assets............................................  $ 48,416   $ 30,577
  Noncurrent assets.........................................   344,374    374,560
                                                              --------   --------
          Total assets......................................  $392,790   $405,137
                                                              ========   ========
  Current liabilities.......................................  $  7,952   $  6,818
  Noncurrent liabilities....................................   329,428    335,134
  Partners' capital.........................................    55,410     63,185
                                                              --------   --------
                                                              $392,790   $405,137
                                                              ========   ========

                                                              1998      1997      1996
                                                             -------   -------   ------
INCOME STATEMENT DATA:
  Operating revenues.......................................  $71,908   $69,275   $9,745
  Operating income.........................................   36,863    35,087    4,527
  Net income...............................................    9,747     6,451       26

BGCI ASSETS

     The Company acquired interests in 12 electric generating facilities from BGCI on October 20, 1998 (see Note 3). The Company's ownership interests in the following projects acquired from BGCI are accounted for under the equity method:

                                                                    PERCENT          NET
                                                                   OWNERSHIP   EQUITY INTEREST
                                                         PLANT     INTEREST       IN PLANT
PROJECT                                                MEGAWATTS   ACQUIRED       MEGAWATTS
-------                                                ---------   ---------   ---------------
Logan................................................     218       49.0%           106.8
Northampton..........................................     110        49.0            53.9
Indiantown...........................................     380        10.0            38.0
Carney's Point.......................................     262        10.0            26.2
Panther Creek........................................      83        12.2            10.1
Scrubgrass...........................................      85        20.0            17.0
Gilberton............................................      82        19.6            16.1
Morgantown...........................................      62        15.0             9.3

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     The Company recognized approximately $2,760,000 in income from unconsolidated investments in power projects in the accompanying consolidated statement of operations for the year ended December 31, 1998 related to its investment in the projects acquired from BGCI. The following table presents summarized combined financial data for the unconsolidated power projects acquired from BGCI being accounted for under the equity method as of December 31, 1998 and for the period from October 20, 1998 to December 31, 1998 (dollars in thousands):

                                                              DECEMBER 31, 1998
                                                              -----------------
BALANCE SHEET DATA:
  Current assets............................................     $  147,838
  Noncurrent assets.........................................      3,086,657
                                                                 ----------
          Total assets......................................     $3,234,495
                                                                 ==========
  Current liabilities.......................................     $  176,206
  Noncurrent liabilities....................................      2,627,848
  Partner's Capital.........................................        430,441
                                                                 ----------
                                                                 $3,234,495
                                                                 ==========

                                                               FOR THE PERIOD
                                                              OCTOBER 20, 1998
                                                                     TO
                                                              DECEMBER 31, 1998
                                                              -----------------
INCOME STATEMENT DATA:
  Operating revenues........................................       $96,622
  Operating income..........................................        51,948
  Net income................................................        15,071

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

     In January 1996, Bolivian Power closed the sale of its distribution subsidiaries, realizing an after-tax gain of approximately $13.5 million. The Company's share of this gain was approximately $2.3 million. In December 1996, the Company sold its investment in Bolivian Power pursuant to a cash tender offer made for all of the outstanding common stock of Bolivian Power at a price of $43 per share. The Company received proceeds from the sale of $25.5 million, net of transaction costs, which included payments to certain unaffiliated individuals who performed development activities for Bolivian Power. The resulting book gain of $3.2 million is included in investment and other income in the accompanying consolidated statement of operations for the year ended December 31, 1996. The Company recognized approximately $3.5 million in income from unconsolidated investments in power projects in the accompanying consolidated statements of operations for the year ended December 31, 1996 related to its investment in Bolivian Power. The following

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES table presents summarized financial information for Bolivian Power as of and for the year ended December 31, 1996 (dollars in thousands):

                                                                1996
                                                              --------
BALANCE SHEET DATA:
  Current assets............................................  $ 72,550
  Noncurrent assets.........................................    81,211
                                                              --------
          Total assets......................................  $153,761
                                                              ========
  Current liabilities.......................................  $ 12,818
  Noncurrent liabilities....................................    15,036
  Shareholders' equity......................................   125,907
                                                              --------
                                                              $153,761
                                                              ========
INCOME STATEMENT DATA:
  Operating revenues........................................  $ 20,009
  Operating loss............................................    (4,159)
  Net income................................................     8,434

6. INVESTMENT IN OTHER UNCONSOLIDATED AFFILIATES

     The Company makes investments in other joint venture partnerships whose purpose is to develop power projects. The Company utilizes the equity method of accounting for those partnerships in which it holds an ownership interest between 20% and 50%. The Company recognized approximately $307,000, $471,000, and $1,936,000 in equity losses for the years ended December 31, 1998, 1997 and 1996, respectively, related to its investments in these partnerships. These losses are reflected in equity in loss of affiliates in the accompanying consolidated statements of operations.

     The Company entered into an agreement with Agro Power Development, Inc. a developer and operator of greenhouse facilities, ("Agro") to make investments in partnerships which develop, construct and operate greenhouses which produce tomatoes. The Company obtained a 50% interest in four limited partnerships which had a combined 107 acres of production capacity in operation. The Company, accounting for its investment in these partnerships under the equity method, recognized approximately $2,967,000, $1,066,000 and $200,000 in equity losses in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996, respectively.

     In December 1998, the Company entered into an agreement to sell its 50% interest in the partnerships to EcoScience Corporation ("EcoScience"), the parent of Agro. In return for its 50% interest, the Company received 1,000,000 shares of common stock of EcoScience and a note receivable from EcoScience in the amount of approximately $20.6 million. EcoScience is required to register the 1,000,000 shares of their common stock paid as consideration no later than June 15, 1999. The note receivable from EcoScience accrues interest at 11.25% per annum with principal and interest due on March 15, 1999 (see below), and is secured by a pledge of all of the outstanding stock of Agro.

     As of December 31, 1998, the Company recognized a gain of $2.1 million related to the sale of the greenhouse partnerships. This gain is included in investment and other income in the accompanying consolidated statements of operations for the year ended December 31, 1998. The Company may recognize an additional gain of up to $11.6 million as the payment of the note becomes assured. On March 15, 1999, the Company agreed to extend the due date for principal and interest on the note to June 30, 1999. In exchange for this extension, the Company received an extension fee of $1 million in the form of a promissory note from EcoScience, which bears the same terms as the original note.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

7. LONG-TERM DEBT

     The following long-term debt was outstanding as of December 31, 1998 and 1997, respectively (dollars in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
PROJECT FINANCING DEBT:
  HOPEWELL FACILITY:
     Note payable to banks..................................   $   67,000      $ 45,417
  PORTSMOUTH FACILITY:
     Note payable to banks..................................       43,129        61,489
  ROCKY MOUNT FACILITY:
     Note payable to financial institution..................      123,422       125,761
  RINGGOLD FACILITY:
     Note payable to banks..................................       13,440        15,737
  RICHMOND FACILITY:
     Commercial paper notes payable, net of unamortized
       issue discount of $350 and $365, respectively, and
       tax-exempt bonds.....................................      185,814       198,113
  ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES:
     Notes payable to banks.................................       16,964        26,716
  ROXBORO AND SOUTHPORT FACILITIES:
     Note payable to banks..................................       73,400        93,036
  COTTAGE GROVE AND WHITEWATER FACILITIES:
     Bonds payable, due 2010 and 2016, including unamortized
       fair market value adjustment related to purchase of
       facilities of $21,345................................      353,345            --
OTHER.......................................................        1,139         1,436
                                                               ----------      --------
          Total Project Financing Debt......................      877,653       567,705
SENIOR NOTES (including net unamortized gain (loss) on hedge transactions of $(20,048) and $2,087, respectively and net
  bond issuance premium of $835 and $0, respectively).......      335,786       102,087
                                                               ----------      --------
          Total Long-Term Debt..............................    1,213,439       669,792
Less: Current portion.......................................      (86,255)      (74,680)
                                                               ----------      --------
          Long-term portion.................................   $1,127,184      $595,112
                                                               ==========      ========

     Information related to each of these borrowings is as follows:

     Hopewell Facility:

          The Hopewell Facility's project debt agreement was amended in February 1998 resulting in an extension of the final maturity of the note payable by six months to December 31, 2002. The amended terms of the loan agreement increased outstanding borrowings by $34.6 million, the proceeds of which (net of transaction costs) were paid as a distribution to the partners in that project. The amended note payable accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of .875% through February 1998 and 1.00% thereafter (6.47% at December 31, 1998). The amended note payable also provides for a $5 million letter of credit to secure the project's obligation to pay debt service. Cogentrix Energy, Inc. has indemnified the lenders of the note payable for any cash deficits the Hopewell Facility could experience as a result of incurring certain costs, subject to a cap of $10.6 million.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

          An extraordinary loss of $2.4 million was recorded in the first quarter of 1998 related to the write-off of unamortized deferred financing costs from the original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt. The Company's share of this extraordinary loss of approximately $700,000, net of a tax benefit of approximately $500,000, is shown in the accompanying consolidated statements of operations.

     Portsmouth Facility:

          The Portsmouth Facility's project debt agreement was amended in December 1997, resulting in the extension of the final maturity of the loan by three months to December 31, 2002. The amended terms of the loan agreement also increased the outstanding credit commitment from the project lenders to $43.5 million in the form of a revolving credit facility. As of December 31, 1998, there were no outstanding balances under this credit facility. The amended terms of the loan agreement provide for interest to accrue at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of .875% through December 1998 and 1.0% thereafter (6.59% at December 31, 1998). The banks' outstanding credit commitment under the loan agreement is reduced quarterly, with interest payable the earlier of the maturity of the applicable LIBOR term or quarterly through December 2002. The loan agreement also provides for a $6 million letter of credit to secure the project's obligations to pay debt service. Cogentrix Energy, Inc. has indemnified the lenders of the senior credit facility for any cash deficits the Portsmouth Facility could experience as a result of incurring certain costs, subject to a cap of $30 million.

          An extraordinary loss of $2,458,000 was recorded in the year ended December 31, 1997 related to the write-off of unamortized deferred financing costs from the original senior loan of $1,395,000 and net swap termination fees of $1,063,000 related to interest rate swap agreements hedging the original project debt. This extraordinary loss is shown net of a tax benefit of $956,000 in the accompanying consolidated statements of operations.

     Rocky Mount Facility:

          The note payable to financial institution consists of a $123,422,000 senior loan which accrues interest at a fixed annual rate of 7.58%. Payment of principal and interest is due quarterly through December 2013.

     Ringgold Facility:

          The note payable to banks consists of a $13,440,000 senior loan which accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .95% to 1.35% per annum (6.70% at December 31, 1998). Interest is payable at the earlier of the maturity of the applicable LIBOR term or quarterly in arrears. Payments of principal under the senior loan are due semiannually through April 2004.

     Richmond Facility:

          Commercial paper notes outstanding are supported by an irrevocable, direct-pay letter of credit provided by a syndicate of banks (the "Banks"). The maximum amount of commercial paper notes supported by the letter of credit is $138,165,000 as of December 31, 1998. The annual interest rate incurred is the yield on the commercial paper notes plus a 1.25% to 1.50% per annum fee (weighted average rate of 6.72% at December 31, 1998) paid to the Banks for providing the letter of credit.

          Tax-exempt industrial development bonds (the "Bonds") have been issued to support the purchase of certain pollution control and solid waste disposal equipment for a Facility ($48.0 million outstanding at

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     December 31, 1998). Principal and interest payments on the Bonds are supported by an irrevocable, direct-pay letter of credit provided by the Banks. The annual interest rate is the yield on the Bonds plus a 1.25% to 1.50% per annum fee (5.5% at December 31, 1998). The letters of credit described above are part of one credit facility (the "Credit Facility"). The Credit Facility provides for commitment reductions through September 2007.

     Elizabethtown, Lumberton and Kenansville Facilities:

          The project debt on the Elizabethtown, Lumberton and Kenansville Facilities, which consisted of a senior loan with a syndicate of banks and a subordinated credit facility with a financial institution, was refinanced in September 1996 with the proceeds of a $39 million senior credit facility and a $5.5 million capital contribution by the Company. The senior credit facility accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .875% through September 1997 and 1% thereafter (6.05% at December 31, 1998). Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through September 2000. The senior credit facility also provides for a $3.3 million letter of credit to secure the project's obligations to pay debt service.

          An extraordinary loss of $1.2 million was recorded in the year ended December 31, 1996 related to the write-off of unamortized deferred financing costs from the original senior loan and subordinated credit facility. This extraordinary loss is shown net of a tax benefit of approximately $500,000 in the accompanying consolidated statements of operations.

     Roxboro and Southport Facilities:

          The project debt agreement for the Roxboro and Southport Facilities was amended in September 1996, resulting in an $18.4 million increase in the amount of outstanding indebtedness. The revised senior credit facility accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus .875% through September 1997, 1% thereafter through September 2001 and 1.125% thereafter (6.05% at December 31, 1998). Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through June 2002. The senior credit facility also provides for a $6.5 million letter of credit to secure the project's obligations to pay debt service. Cogentrix Energy, Inc. has indemnified the lenders of the senior credit facility for any cash deficits the Roxboro and Southport Facilities could experience as a result of incurring certain costs, subject to a cap of $11.3 million.

     Cottage Grove and Whitewater Facilities:

          The project debt of the Cottage Grove and Whitewater Facilities consist of the following senior secured bonds:

7.19% Senior Secured Bonds due June 30, 2010.........  $105,551
8.08% Senior Secured Bonds due December 30, 2016.....   226,449
                                                       --------
                                                       $332,000
                                                       ========

          Interest and principal is payable on these bonds semi-annually on June 30 and December 30 of each year. Principal payments commence on June 30, 2000 for the 2010 Bonds and December 30, 2010 for the 2016 Bonds.

          In December 1998, Cogentrix Mid-America, Inc., a wholly-owned subsidiary, which holds the Company's interest in the Cottage Grove and Whitewater Facilities entered into a credit agreement with a bank to provide for a $25 million revolving credit available in a form of the issuance of letters of credit

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES to support the debt reserve requirements for the 2010 and 2016 Bonds which vary from $12.9 million to $28.1 million over the term of the Bonds. The credit agreement also provides for direct advances up to the amount of any excess of the $25 million commitment over the then debt service reserve requirement. The revolving credit expires, unless extended, in December 1999. At expiration, the outstanding balance is payable over four years in 16 equal quarterly repayments.

     Interest Rate Protection Agreements:

          The Company has entered into interest rate cap and interest rate swap agreements (Note 14) to manage its interest rate risk on its variable-rate project financing debt. The notional amounts of debt covered by these agreements as of December 31, 1998 and 1997 were $343,111,981 and $259,191,000, respectively. The agreements effectively change the interest rate on the portion of debt covered by the notional amounts from a weighted average variable rate of 6.48% at December 31, 1998 to a weighted average effective rate of 6.76% at December 31, 1998. These agreements expire at various dates through July 2006.

     Senior Notes

          On March 15, 1994, Cogentrix Energy, Inc. issued $100 million of registered, unsecured senior notes due 2004 (the "2004 Notes") in a public debt offering. The 2004 Notes were priced at par to yield 8.10%. In February 1994, Cogentrix Energy, Inc. entered into a forward sale of ten-year U.S. Treasury Notes in order to protect against a possible increase in the general level of interest rates prior to the completion of the 2004 Notes offering. This hedge transaction resulted in the recognition of a gain which has been deferred and included as part of the 2004 Notes on the accompanying consolidated balance sheets. This deferred gain will be recognized over the term of the 2004 Notes, reducing the effective rate of interest on the 2004 Notes to 7.5%. The 2004 Notes require annual sinking fund payments beginning in March 2001. The impact of the sinking fund requirements has been reflected in the schedule of future maturities of long-term debt contained herein.

          On October 20, 1998, Cogentrix Energy, Inc. issued $220 million of 8.75% senior notes due 2008 in a Rule 144A offering (the "2008 Notes"). These notes were issued at a discount resulting in an effective rate of approximately 8.824%. On November 25, 1998, the Company issued an additional $35 million of the 2008 Notes at a premium resulting in an effective rate of approximately 7.95%. Cogentrix Energy, Inc. anticipates completing an exchange offer in April 1999 for the notes issued in the Rule 144A offering for exchange notes registered under the Securities Act of 1933, as amended.

          In March 1998, in anticipation of the offering of the 2008 Notes, the Company entered into an interest rate hedge agreement to protect against a possible increase in the general level of interest rates. The settlement costs of approximately $22.1 million related to this hedge agreement were deferred and will be recognized over the term of the 2008 Notes.

     Corporate Credit Facility:

          In May 1997, the Company entered into a credit agreement with Australia and New Zealand Banking Group Limited, as agent for a group of lending banks. In October 1998, the Company amended and restated the corporate credit facility to provide for $125 million of revolving credit available through October 2001 in the form of direct advances or the issuance of letters of credit (the "Corporate Credit Facility"). Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating on Cogentrix Energy's 2004 and 2008 Notes. Commitment fees related to the Corporate Credit Facility are currently 50 basis points per annum, payable each quarter on the outstanding unused portion of the Corporate Credit Facility. As of December 31, 1998, the Company has used this credit facility to issue

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     $60 million of letters of credit in connection with investments made in electric-generating plants, and one plant under construction.

          The project financing debt is substantially non-recourse to the Company (as parent). The project financing agreements of the Company's subsidiaries, the indentures for the 2004 and 2008 Senior Notes and the Corporate Credit Facility agreement contain certain covenants which, among other things, place limitations on the payment of dividends, limit additional indebtedness, and restrict the sale of assets. The project financing agreements also require certain cash to be held with a trustee as security for future debt service payments. In addition, the Facilities, as well as the long-term contracts which support them, are pledged as collateral for the Company's obligations under the project financing agreements.

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

          The Company's ability to pay dividends to its shareholders is restricted by certain covenants of the Indentures for the 2004 and 2008 Senior Notes and the Corporate Credit Facility agreement. These covenants did not restrict the Company's ability to declare a $7.4 million dividend to the Company's shareholders for the year ended December 31, 1998.

          Future maturities of long-term debt at December 31, 1998, net of unamortized issue discounts on commercial paper notes, the net unamortized premium on senior notes and excluding the unamortized balance of the deferred gains and losses on hedge transactions, are as follows (dollars in thousands):

YEAR ENDED
DECEMBER 31,
------------
1999....................................................   $   86,255
2000....................................................       89,985
2001....................................................       87,891
2002....................................................       78,111
2003....................................................       54,713
Thereafter..............................................      814,709
                                                           ----------
                                                           $1,211,664
                                                           ==========

          Cash paid for interest on the Company's long-term debt amounted to $76,358,000, $55,339,000 and $56,039,000 for the years ended December 31,
     1998, 1997 and 1996, respectively.

8. SALES TYPE CAPITAL LEASE

     The power purchase agreements acquired by the Company as a result of the LS Power Acquisition have characteristics similar to leases in that the agreements confer to the purchasing utility the right to use specific property, plant and equipment. At the commercial operations date, the partnerships accounted for the power purchase agreements as "sales-type" capital leases in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases".

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     The components of the net investment in the leases at December 31, 1998 are as follows (dollars in thousands):

Gross Investment in Leases..................................  $1,140,909
Unearned Income on Leases...................................    (642,295)
                                                              ----------
          Net Investment in Leases..........................  $  498,614
                                                              ==========

     Gross investment in leases represents total capacity payments receivable over the terms of the power purchase agreements, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

     Estimated minimum lease payments over the remaining term of the power purchase agreements as of December 31, 1998 are as follows (dollars in thousands):

1999........................................................  $   43,116
2000........................................................      45,180
2001........................................................      45,192
2002........................................................      47,244
2003........................................................      49,056
Thereafter..................................................     911,121
                                                              ----------
          Total.............................................  $1,140,909
                                                              ==========

9. INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996, consists of the following (dollars in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998      1997      1996
                                                            -------   ------   --------
Current
  Federal.................................................  $ 6,561   $3,619   $  5,929
  State...................................................    3,698      252        426
                                                            -------   ------   --------
                                                             10,259    3,871      6,355
                                                            -------   ------   --------
Deferred
  Federal.................................................   13,565    3,942    (13,530)
  State...................................................      617      985     (4,568)
                                                            -------   ------   --------
                                                             14,182    4,927    (18,098)
                                                            -------   ------   --------
                                                            $24,441   $8,798   $(11,743)
                                                            =======   ======   ========
Statements of Operations Captions
  Tax effect of extraordinary loss........................  $  (473)  $ (956)  $   (470)
  Provision (benefit) for income taxes....................   24,914    9,754    (11,273)
                                                            -------   ------   --------
                                                            $24,441   $8,798   $(11,743)
                                                            =======   ======   ========

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     Reconciliations between the federal statutory income tax rate and the Company's effective income tax rate are as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                1998     1997      1996
                                                                -----    -----    ------
Federal statutory tax rate..................................    35.0%    35.0%    (35.0)%
State income taxes, net of loss carryforwards and federal
  tax impact................................................     3.4      3.4      (5.0)
Other.......................................................     1.4     (1.1)      4.2
                                                                ----     ----     -----
Effective tax rate..........................................    39.8%    37.3%    (35.8)%
                                                                ====     ====     =====

     The net current and noncurrent components of deferred income taxes reflected in the accompanying consolidated balance sheets as of December 31, 1998 and 1997 are as follows (dollars in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Net current deferred tax (asset) liability..................  $(2,269)  $(1,615)
Net noncurrent deferred tax liability.......................   52,306    25,872
                                                              -------   -------
Net deferred tax liability..................................  $50,037   $24,257
                                                              =======   =======

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of December 31, 1998 and 1997 are as follows (dollars in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Deferred tax liabilities:
  Depreciation/amortization and book/tax basis
     differences............................................  $59,435   $60,072
  Book/tax timing differences on joint venture interest.....   34,043    11,727
  Other.....................................................   10,124     5,323
                                                              -------   -------
                                                              103,602    77,122
                                                              -------   -------
Deferred tax assets:
  Depreciation/amortization and book/tax basis
     differences............................................   13,463    11,626
  Operating loss carryforwards..............................    3,852     2,726
  Accrued expenses not currently deductible.................    7,211     7,066
  Investment tax credit carryforwards.......................       --     2,291
  Alternative minimum tax credit carryforwards..............   22,867    23,537
  Other.....................................................    6,172     5,619
                                                              -------   -------
                                                               53,565    52,865
                                                              -------   -------
          Net deferred tax liability........................  $50,037   $24,257
                                                              =======   =======

     At December 31, 1998, the Company had alternative minimum tax credit carryforwards of approximately $22,867,000 with no expiration date available to reduce its future federal income tax liabilities.

     Cash paid for income taxes amounted to $11,367,000, $12,127,000 and $7,877,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

10. LEASE COMMITMENTS

     The Company leases an office building and land from Equipment Leasing Partners ("ELP"), a partnership formed by several of the Company's shareholders, with remaining initial lease terms of 7 years and 50 years, respectively. The Company also leases certain equipment from ELP used to transport and handle coal and ash at certain Facilities. Future minimum lease payments under the agreements with ELP and agreements with other equipment providers at December 31, 1998 are as follows (dollars in thousands):

                                                                        OTHER
YEAR ENDED                                                            EQUIPMENT
DECEMBER 31,                                                  ELP     PROVIDERS   TOTAL
------------                                                 ------   ---------   ------
1999.......................................................  $1,561     $321      $1,882
2000.......................................................   1,554      257       1,811
2001.......................................................   1,354       93       1,447
2002.......................................................   1,327       --       1,327
2003.......................................................   1,097       --       1,097
Thereafter.................................................   5,000       --       5,000

11. LOSS ON IMPAIRMENT AND COST OF REMOVAL OF COGENERATION FACILITIES

     During the fiscal year ended December 31, 1996, the Company undertook an analysis of the post-contract operating environment for all of its operating facilities in light of the dramatic market changes that are taking place in the power generation industry. The analysis included assumptions regarding future levels of operations, operating costs and market prices for equivalent generation available from other sources. As a part of this analysis, in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company assessed whether any impairment of the Company's Facilities had occurred. This assessment included comparing the projected future cash flows to be provided by these assets to the net book value of such assets. Based on this assessment, the Company determined that an impairment loss had occurred on the Elizabethtown, Lumberton, Kenansville and Ringgold Facilities. This loss on impairment of cogeneration facilities of $57.3 million represents the excess of the net book value of these cogeneration facilities over their current fair value, determined by discounting to present value projected future cash flows to be provided by such assets. The Company believes that its projections of future cash flows are based upon reasonable assumptions about the future performance of these assets. Because of the risks and uncertainties associated with any projections, there can be no assurances, however, that actual events will be consistent with the assumptions made, and future cash flows may be greater or less than those projected. The analysis also resulted in the recognition of an $8.3 million liability related to the Company's estimated cost of removal obligations under the land leases for the Elizabethtown, Lumberton and Kenansville Facilities. The total impairment loss and cost of removal of $65.6 million has been reflected in the accompanying consolidated statement of operations for the year ended December 31, 1996.

     Also in connection with the overall assessment of the post-contract operating environment for its cogeneration facilities, the Company concluded that the estimated useful lives of the Elizabethtown, Lumberton, Kenansville, Roxboro and Southport Facilities should be adjusted to reflect the economic lives of the plants as determined by the remaining terms of their respective power purchase agreements. The annual depreciation expense for these five facilities, in aggregate, increased approximately $6.1 million per year as a result of the changes in estimated useful lives and the impairment loss recognized during the fiscal year ended December 31, 1996.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

12. COMMITMENTS AND CONTINGENCIES

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

     The Company has also amended the power sales agreement on its Portsmouth Facility and Hopewell Facility, effective December 1997 and February 1998, respectively. These amendments provide the purchasing utility additional rights related to the dispatch of these Facilities. The terms of Portsmouth's amended power sales agreement also eliminated Portsmouth's accrued obligation to return previously disallowed capacity payments to the purchasing utility.

     Under terms of contracts with one Utility, the Company is obligated to pay up to $8,850,000 in liquidated damages to the Utility if two of the Company's Facilities do not demonstrate certain operating and reliability standards. A bank has issued letters of credit in favor of the Utility which secure the Company's obligations to the Utility under this provision of the contracts.

     Under certain power sales agreements, the Utility is permitted to reduce future payments or recover certain payments previously made upon the occurrence of certain events, which include a state utility commission prohibiting the Utility from recovering such payments made under such power sales agreement. However, in most cases, the Utility is prohibited from reducing or recovering such payments prior to the maturity date of the original project financing debt.

     Construction Agreement -- In October 1995, the Company delivered to Clark a $20 million letter of credit, provided by a bank, which was collateralized with a pledge of marketable securities. This letter of credit supported certain contingent obligations of the Company under the Construction Agreement. In December 1997, the Company substantially completed construction of the Clark Facility and earned a construction fee of $4.5 million, which is included in other operating revenue in the accompanying consolidated statement of operations for the year ended December 31, 1997. The $20 million letter of credit was also released to the Company at this time. During 1998, the Company completed construction of the Clark Facility resulting in an additional $500,000 construction fee and received $3.8 million representing its 50% share of the amount equal to the excess of the contract amount over the costs and expenses incurred in constructing the Clark Facility.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

Both of these amounts are included in other operating revenue in the accompanying consolidated statement of operations for the year ended December 31, 1998.

     Management Incentive Compensation Plans -- The Company has entered into various incentive compensation plans with certain employees which provide for compensation to the employees (during the period of employment) equal to a percentage, as determined by the board of directors, of the Company's income before income taxes or certain subsidiaries' cash flow. The Company incurred expense under these plans of $5,758,000, $9,123,000 and $4,247,000 for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. During the fiscal year ended December 31, 1997, the Company incurred $10.7 million of expenses in connection with the restructuring or termination of these incentive compensation plans.

     Employee Benefit Plans -- The Company sponsors a defined contribution 401(k) savings plan for its full-time employees. The Company matches employees' contributions to the plan up to specified limitations. Company contributions to the plan were $1,435,000, $1,483,000 and $1,573,000 for the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

     The Company has a non-qualified Supplemental Retirement Plan agreement with certain directors and officers. Under the plan, the participants may elect to have up to 35% of their compensation deferred. In addition, the Company will credit the participant's deferral account, up to specified limitations, with an amount equal to the participant deferral. The participants' account balances are distributable upon termination of employment or death. The Company purchases insurance on the participants' lives (cash surrender value of $4,853,000 and $2,685,000 at December 31, 1998 and 1997, respectively) which is used to fully fund the liability under the plan on an annual basis. The Company is owner and beneficiary of the policies.

     Guarantees -- In connection with its non-recourse project financings and certain other subsidiary contracts, the Company and its subsidiary, Cogentrix, Inc. have expressly undertaken certain limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments include guarantees by Cogentrix, Inc. of a certain subsidiary's obligation capped at $1.5 million and certain subsidiaries' performance under their contracts with one Utility. In addition, Cogentrix Energy, Inc. has indemnified the project lenders of certain subsidiaries for any cash deficits such subsidiaries could experience as a result of incurring certain costs, subject to an aggregate cap of $51.9 million.

     Cogentrix Delaware Holdings, Inc., a wholly-owned subsidiary of Cogentrix Energy, Inc. has guaranteed all of the existing and future senior, unsecured outstanding indebtedness for borrowed money of Cogentrix Energy, Inc. This guarantee, provided for in the credit agreement for the Corporate Credit Facility, expires by its terms in 2001, unless the term of the credit agreement is extended. The agreement under which the guarantee was given provides that the terms or provisions of the guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Cogentrix Delaware Holdings, Inc. and the agent bank for the lenders under the credit agreement.

     Pending Claims and Litigation -- Effective September 1996, the Company amended the power sales agreements on its Elizabethtown, Lumberton, Kenansville, Roxboro, and Southport Facilities. Under the amended terms of these power sales agreements, the purchasing utility has exercised its right of economic dispatch resulting in significant reductions in fuel requirements at each of these facilities. In response to this reduction in fuel requirements, one of the coal suppliers for these facilities initiated an arbitration proceeding and another filed a civil action against certain subsidiaries of the Company. The arbitration proceeding was completed in October 1997, with the arbitration panel denying any recovery to the coal supplier. The coal supplier subsequently challenged the arbitration panel's ruling on grounds of partiality by the neutral arbitrator. On April 15, 1998, the federal district court issued an order vacating the arbitration award and directing a new arbitration be conducted. The Company has appealed this decision to the United States Court of Appeals for the Fourth Circuit. The Company believes that the district court action was in error, that the

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES arbitration award is valid and should be upheld on appeal. With respect to the civil action filed by the other coal supplier, the Company filed a motion to compel arbitration of the contract claim, consented to, and filed a demand for, arbitration of the claim. In March 1999, the dispute was submitted to arbitration before a three-member panel of arbitrators. With one member of the panel dissenting, the arbitrators ruled in favor of the coal supplier, awarding approximately $8 million payable in 1999. Approximately $3 million of this award relates to the reduction in purchase quantities for prior periods, and approximately $5 million relates to a reduction in purchase quantities from the date of the award through the balance of the term of the coal contract which ends in September 2001. The future reduction in purchase quantities provides a future economic benefit to the project subsidiary.

     Effective December 1997, the Company amended the power sales agreement on its Portsmouth Facility. Under the amended terms, the purchasing utility has exercised its right to economic dispatch which has led to significant reductions in that facility's fuel requirements. In response to the reduced fuel requirements, the coal supplier for the Portsmouth Facility filed a civil action in federal district court against a subsidiary of the Company. Upon motion by the Company, the court has stayed the action pending arbitration of the claims in Charlotte, North Carolina. On March 11, 1999, a project subsidiary of the Company entered into a comprehensive settlement agreement with this coal supplier, which is subject to the approval of the Company's and coal supplier's board of directors and to the approval of the lenders to the project subsidiary.

     The Company has established reserves which management believes to be adequate to cover any expense resulting from these matters. Management believes that the resolution of these disputes should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     Indirect, wholly-owned subsidiaries of Cogentrix Energy are also parties to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, management believes -- based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent these subsidiaries in their defense of such claims -- that the ultimate resolution of these claims should not have a material adverse effect on the Company's consolidated financial position or results of operations or Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

     In addition, the Company experiences other routine litigation in the normal course of its business. Management is of the opinion that none of this routine litigation should have a material adverse effect on its consolidated financial position or results of operations.

     Termination Agreement for Power Purchase Agreement -- In January 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate the Ringgold Facility's power purchase agreement. This termination agreement was the result of a request for proposals to buy-back or restructure power sales agreements issued to all operating IPP projects in Penelec's territory in April 1997. The termination agreement with Penelec provides for a payment to the Company of approximately $23 million which will be sufficient to retire all of Cogentrix of Pennsylvania, Inc.'s ("CPA") outstanding project debt. The buy-back of the power purchase agreement is subject to the issuance of an order by the Pennsylvania Public Utility Commission granting Penelec the authority to fully recover from its customers the consideration paid to CPA under the buyout agreement. Management does not expect this event to have an adverse impact on the Company's consolidated results of operations or financial position.

13. FUNDS HELD BY TRUSTEES

     The majority of revenue received by the Company is required by the terms of various credit agreements to be deposited in accounts administered by certain banks (the "Trustees"). The Trustees invest funds held in these accounts at the direction of the Company. These accounts are established for the purpose of depositing all receipts and monitoring all disbursements of each Facility. In addition, special accounts are established to

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES provide debt service payments and income taxes. The funds in these accounts are pledged as security under the project financing agreements of each subsidiary.

     Funds held by the Trustees were $56,637,000 and $42,170,000 at December 31, 1998 and 1997, respectively. Debt service account balances are reflected as restricted cash, whereas all other accounts are classified as cash and cash equivalents in the accompanying consolidated balance sheets.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

     The Company invests its temporary cash balances in U.S. government obligations, corporate obligations and financial instruments of highly-rated financial institutions. A substantial portion of the Company's accounts receivable are from two major regulated electric utilities and the associated credit risks are limited.

     The carrying values reflected in the accompanying consolidated balance sheets at December 31, 1998 and 1997, approximate the fair values for cash and cash equivalents and variable-rate long-term debt. Investments in debt securities and certificates of deposit included in restricted cash, marketable securities and restricted investments are also reported at fair market value, which approximates cost, at December 31, 1998, and 1997 (Note 4). The fair value of the Company's fixed-rate borrowings at December 31, 1998 and 1997 is $69,561,000 and $8,376,000 greater than the historical carrying value of $810,422,000 and $225,761,000, respectively. In making such calculations, the Company utilized credit reviews, quoted market prices and discounted cash flow analyses, as appropriate.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to the Company's interest rate protection agreements (Note 7). The Company does not obtain collateral or other security to support such agreements but continually monitors its positions with, and the credit quality of, the counterparties to such agreements. As of December 31, 1998 and 1997, the gross unrealized loss on the interest rate protection agreements was $6,086,000 and $2,670,000, respectively.

15. RELATED PARTY TRANSACTIONS

     The Company has notes receivable and advances due from shareholders and an affiliated entity of approximately $405,000, and $118,000 as of December 31, 1998 and 1997, respectively. The notes receivable bear interest at various rates, all of which are in excess of the prime rate in effect from time to time, and have specified repayment terms. These notes have been classified as other assets in the accompanying consolidated balance sheets.

     The Company leases certain equipment, its principal executive office building and land from an affiliated entity. Payments by the Company under these lease agreements were approximately $1,694,000, $1,851,000 and $2,057,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

     In September 1991, the Company entered into a consulting agreement with a shareholder, director and former executive officer to provide consulting services related to general business matters. The agreement provided for monthly payments of $12,500 through December 1995 and monthly payments of $8,333 thereafter through December 1996. In addition, the shareholder was a participant in management incentive compensation plans (Note 12) while employed as an executive officer of the Company and continues to receive incentive compensation annually pursuant to such plans equal to a percentage of net cash flow, as defined, of certain subsidiaries. Total compensation to the shareholder under the consulting agreement and incentive compensation plans was approximately $278,000, $324,000 and $417,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

     Three shareholders, who are also employees of the Company, terminated their participation in certain management incentive compensation plans during the fiscal year ended December 31, 1997 (Note 12). The Company recognized $3.5 million of expense related to the termination of the shareholders' participation in these plans.

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.

                     CONDENSED BALANCE SHEETS OF REGISTRANT
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1998       1997
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 14,884   $  8,264
  Restricted cash...........................................     7,351      2,411
  Accounts receivable.......................................     1,313      1,343
  Accounts receivable from affiliates.......................    23,523      9,038
  Other current assets......................................       200        143
                                                              --------   --------
          Total current assets..............................    47,271     21,199
                                                              --------   --------
INVESTMENT IN SUBSIDIARIES (ON THE EQUITY METHOD)...........   408,780    154,321
                                                              --------   --------
EQUIPMENT, net of accumulated depreciation..................     2,661        918
                                                              --------   --------
OTHER ASSETS:
  Restricted investments....................................        --        250
  Income tax benefit........................................    59,020     49,765
  Deferred financing costs, net of accumulated
     amortization...........................................     8,547      2,086
  Notes receivable from affiliates..........................     5,801      7,126
  Other.....................................................     5,934      4,316
                                                              --------   --------
          Total other assets................................    79,302     63,543
                                                              --------   --------
Total Assets................................................  $538,014   $239,981
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  7,452   $  2,472
  Accounts payable to affiliate.............................     2,526      1,857
  Accrued liabilities.......................................    25,346     15,513
  Accrued dividends.........................................     7,398      2,140
                                                              --------   --------
          Total current liabilities.........................    42,722     21,982
                                                              --------   --------
LONG-TERM LIABILITIES:
  Notes payable to affiliates...............................    54,528     44,405
  Long-term debt............................................   335,787    102,087
  Other.....................................................    17,114     13,235
                                                              --------   --------
          Total long-term liabilities.......................   407,429    159,727
                                                              --------   --------
          Total liabilities.................................   450,151    181,709
                                                              --------   --------
SHAREHOLDERS' EQUITY:
  Common stock..............................................       130        130
  Accumulated earnings......................................    87,733     58,142
                                                              --------   --------
          Total shareholders' equity........................    87,863     58,272
                                                              --------   --------
Total Liabilities and Shareholders' Equity..................  $538,014   $239,981
                                                              ========   ========

 The accompanying notes are an integral part of these condensed balance sheets.

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.

                CONDENSED STATEMENTS OF OPERATIONS OF REGISTRANT
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                1998       1997       1996
                                                              --------   --------   ---------
INCOME:
  Development and construction management fees..............  $  4,471   $  5,329   $   1,215
  Operating management fees.................................    22,836     20,002      16,205
                                                              --------   --------   ---------
          Total income......................................    27,307     25,331      17,420
                                                              --------   --------   ---------
OPERATING EXPENSES:
  General, administrative and development expenses..........    34,310     40,765      30,399
  Depreciation and amortization.............................     1,467      1,304       1,251
                                                              --------   --------   ---------
          Total operating expenses..........................    35,777     42,069      31,650
                                                              --------   --------   ---------
OPERATING LOSS..............................................    (8,470)   (16,738)    (14,230)
                                                              --------   --------   ---------
OTHER INCOME (EXPENSE):
  Interest expense..........................................   (15,018)   (10,635)     (9,279)
  Investment and other income...............................       236      2,137       2,186
                                                              --------   --------   ---------
          Total other expense...............................   (14,782)    (8,498)     (7,093)
                                                              --------   --------   ---------
LOSS BEFORE INCOME TAXES....................................   (23,252)   (25,236)    (21,323)
INCOME TAX BENEFIT..........................................     9,255      9,413       7,634
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES...................    50,986     30,604      (7,187)
                                                              --------   --------   ---------
NET INCOME (LOSS)...........................................  $ 36,989   $ 14,781   $ (20,876)
                                                              ========   ========   =========

    The accompanying notes are an integral part of these condensed financial statements

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.

                CONDENSED STATEMENTS OF CASH FLOWS OF REGISTRANT
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                1998        1997       1996
                                                              ---------   --------   --------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.............  $  78,803   $ 36,860   $ 41,252
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted investments........................        250     19,750         --
  Property, plant and equipment additions...................     (2,485)      (201)      (267)
  Investments in subsidiaries...............................   (301,077)   (46,239)   (50,494)
                                                              ---------   --------   --------
  Net cash flows used in investing activities...............   (303,312)   (26,690)   (50,761)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayment) from notes payable to affiliate,
     net....................................................     10,123    (10,878)     5,547
  Increase in restricted cash...............................     (4,940)       (22)       (13)
  Proceeds from issuance of long term debt, net.............    233,705         --         --
  Decrease (increase) in notes receivable from affiliates...      1,325     (3,612)    24,418
  Increase in deferred financing costs......................     (6,944)      (661)      (486)
  Dividends paid............................................     (2,140)    (5,000)    (8,619)
                                                              ---------   --------   --------
  Net cash flows provided by (used in) financing
     activities.............................................    231,129    (20,173)    20,847
                                                              ---------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:.......      6,620    (10,003)    11,338
CASH AND CASH EQUIVALENTS, beginning of year................      8,264     18,267      6,929
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $  14,884   $  8,264   $ 18,267
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH DIVIDENDS RECEIVED...................................  $  97,605   $ 59,291   $ 57,271
                                                              =========   ========   ========

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

     Change of Fiscal Year -- Effective January 1, 1998, Cogentrix Energy, Inc. changed its fiscal year to commence on January 1 and conclude on December 31 of each year. Cogentrix Energy, Inc.'s fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year. Cogentrix Energy, Inc. has restated its financial statements for the 1997 and 1996 fiscal years to a calendar year basis.

2. LONG-TERM DEBT

SENIOR NOTES

     On March 15, 1994, Cogentrix Energy, Inc. issued $100 million of registered, unsecured senior notes due 2004 (the "2004 Notes") in a public debt offering. The 2004 Notes were priced at par to yield 8.10%. In February 1994, Cogentrix Energy, Inc. entered into a forward sale of ten-year U.S. Treasury Notes in order to protect against a possible increase in the general level of interest rates prior to the completion of the 2004 Notes offering. This hedge transaction resulted in the recognition of a gain which has been deferred and included as part of the 2004 Notes on the accompanying condensed balance sheets. This deferred gain will be recognized over the term of the 2004 Notes, reducing the effective rate of interest on the 2004 Notes to 7.5%. The 2004 Notes require annual sinking fund payments beginning in March 2001.

     On October 20, 1998, Cogentrix Energy, Inc. issued $220 million of 8.75% unsecured senior notes due 2008 in a Rule 144A offering (the "2008 Notes"). These notes were issued at a discount resulting in an effective rate of approximately 8.824%. On November 25, 1998, Cogentrix Energy, Inc. issued an additional $35 million of the 2008 Notes at a premium resulting in an effective rate of approximately 7.95%. Cogentrix Energy, Inc. anticipates completing an exchange offer in April 1999 for the notes issued in the Rule 144A offering for notes registered under the Securities Act of 1933, as amended.

     In March 1998, in anticipation of the offering of the 2008 Notes, Cogentrix Energy, Inc. entered into an interest rate hedge agreement to protect against a possible increase in the general level of interest rates. The settlement costs of approximately $22.1 million related to this hedge agreement were deferred and will be recognized over the term of the 2008 Notes.

     Future maturities of long-term debt at December 31, 1998, excluding the unamortized balance of the net deferred hedge loss and excluding the net unamortized premium, are as follows (dollars in thousands):

YEAR ENDED
DECEMBER 31,
------------
1999.................................................  $     --
2000.................................................        --
2001.................................................    20,000
2002.................................................    20,000
2003.................................................    20,000
Thereafter...........................................   295,000
                                                       --------
                                                       $355,000
                                                       ========

                             COGENTRIX ENERGY, INC.

CORPORATE CREDIT FACILITY

     In May 1997, Cogentrix Energy, Inc. entered into a credit agreement with Australia and New Zealand Banking Group Limited, as agent for a group of lending banks. In October 1998, Cogentrix Energy, Inc. amended and restated the corporate credit facility to provide for $125 million of revolving credit available through October 2001 in the form of direct advances or the issuance of letters of credit (the "Corporate Credit Facility"). Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating on Cogentrix Energy, Inc.'s 2004 and 2008 Notes. Commitment fees related to the Corporate Credit Facility are currently 50 basis points per annum, payable each quarter on the outstanding unused portion of the Corporate Credit Facility. As of December 31, 1998, Cogentrix Energy had used this credit facility to issue $60 million of letters of credit in connection with investments made in electric-generating plants, and one plant under construction.

     Cogentrix Delaware Holdings, Inc., a wholly-owned subsidiary of Cogentrix Energy, Inc. has guaranteed all of the existing and future senior, unsecured outstanding indebtedness for borrowed money of Cogentrix Energy, Inc. This guarantee, provided for in the credit agreement for the Corporate Credit Facility, expires by its terms in 2001, unless the term of the credit agreement is extended. The agreement under which the guarantee was given provides that the terms or provisions of the guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Cogentrix Delaware Holdings, Inc. and the agent bank for the lenders under the credit agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of Cogentrix Energy are as set forth below.

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
George T. Lewis, Jr.......................  71    Chairman Emeritus
David J. Lewis............................  42    Chairman of the Board, Chief Executive Officer and
                                                    Director
Mark F. Miller............................  44    President, Chief Operating Officer and Director
James E. Lewis............................  35    Vice Chairman and Director
Dennis W. Alexander.......................  52    Group Senior Vice President, General Counsel,
                                                  Secretary and Director
James R. Pagano...........................  39    Group Senior Vice President -- Development, Mergers
                                                  & Acquisitions
Bruno R. Dunn.............................  48    Group Senior Vice President -- Operations
Betty G. Lewis............................  69    Director
Robert W. Lewis...........................  45    Director
W. E. "Bill" Garrett......................  68    Director
John A. Tillinghast.......................  71    Director

     George T. Lewis, Jr., our founder, has been a Director of Cogentrix Energy since its formation in 1993 and was appointed Chairman Emeritus in March 1999. Prior to March 1999, Mr. Lewis was Chairman of the Board since December 1993, Chief Executive Officer and a Director of Cogentrix, Inc. from 1983 to 1993, Chairman of the Board of Cogentrix, Inc. since 1990 and President of Cogentrix, Inc. from 1983 to 1989. Mr. Lewis previously served for over 18 years with Chas
T. Main, Inc., an engineering firm headquartered in Boston. In 1971, he became a Senior Vice President responsible for that firm's work with the utility industry. From 1978 through 1980, he headed that firm's Southern District office located in Charlotte, North Carolina and directed its involvement in the area of coal-fired industrial power plants. In 1980, Mr. Lewis was promoted to Group Vice President and director and returned to Boston to assume responsibility for all corporate marketing and sales. George Lewis is the father of David J. Lewis, James E. Lewis and Robert W. Lewis and the spouse of Betty G. Lewis.

     David J. Lewis has been a Director of Cogentrix Energy since its formation and was appointed Chairman of the Board and Chief Executive Officer in March 1999. Prior to March 1999, Mr. Lewis was Vice Chairman of the Board and Chief Executive Officer since August 1995, Executive Vice President -- Marketing and Development, Chief Executive Officer -- Elect since June 1994, Group Senior Vice President -- Marketing and Development with Cogentrix, Inc. since September 1993 and a Director of Cogentrix, Inc. since 1988. From 1989 until September 1993, he was Senior Vice President -- CGX Environmental Systems and President and Chief Operating Officer -- CGX Environmental Systems Division of Cogentrix, Inc. From 1987 to 1989, he was Vice President -- Administration of Cogentrix, Inc. from 1986 to 1987, he was Resident Construction Manager and from 1985 to 1986, he was Assistant Construction Manager. Prior to joining Cogentrix, Inc. in 1985, he was Operations Manager with Bartex Corporation, an export management company headquartered in Portland, Oregon. David Lewis is a son of George T. Lewis, Jr. and Betty G. Lewis.

     Mark F. Miller was appointed President, Chief Operating Officer and a Director of Cogentrix Energy in May 1997. Prior to joining Cogentrix Energy, Mr. Miller was Vice President for Northrop Grumman in

Bethpage, New York. He joined Northrop Grumman in 1982 and held successive positions in the material, law and contracts departments before being named Vice President, Contracts and Pricing at Northrop's B-2 Division in 1991. In 1993, he became Vice President-Business Management at the B-2 Division. In 1994, Northrop acquired the Grumman Corporation and Mr. Miller was named Vice President-Business Management for the newly formed Electronics and Systems Integration Division, a position he held until his move to Cogentrix Energy. From 1980 to 1982, he was an Associate with the law firm of Dolack, Hansler.

     James E. Lewis has been a Director of Cogentrix Energy since its formation, and was appointed Vice Chairman in March 1999. Prior to March 1999, Mr. Lewis was Executive Vice President since December 1993, Executive Vice President of Cogentrix, Inc. since November 1992 and a Director of Cogentrix, Inc. since 1988. From 1991 to 1992, he was Senior Vice President of Operations responsible for the daily operations of Cogentrix, Inc.'s facilities. From 1989 to 1991, Mr. Lewis was Vice President -- Utility Operations. Mr. Lewis joined Cogentrix in 1986 and in 1987, he was selected as Assistant Project Manager responsible for the construction of the Portsmouth facility. James Lewis is a son of George T. Lewis, Jr. and Betty G. Lewis.

     Dennis W. Alexander has been Group Senior Vice President, General Counsel, Secretary and a Director since joining Cogentrix Energy in February 1994. Immediately prior to joining Cogentrix Energy, Mr. Alexander was Vice President/General Counsel of Wheelabrator Environmental Systems Inc., the waste-to-energy and cogeneration subsidiary of Wheelabrator Technologies Inc., an independent power and environmental services and products company, as well as Director, Environmental, Health and Safety Audit Program for Wheelabrator Technologies Inc. From 1988 to 1990, Mr. Alexander was Vice President/General Counsel -- Operations of Wheelabrator Environmental Systems Inc. and from 1986 to 1988 was Vice President/General Counsel of Wheelabrator Energy Systems, a cogeneration project development subsidiary. From 1984 to 1986, he served as Group General Counsel for The Signal Company and from 1980 to 1984 as Division General Counsel of Wheelabrator-Frye Inc., each a diversified public company.

     James R. Pagano has been Group Senior Vice President -- Development, Mergers & Acquisitions since February 1999. From May 1997 until then he was Group Senior Vice President -- Chief Financial Officer of Cogentrix Energy, prior to which he was Senior Vice President -- Project Finance since February 1995 and Vice President -- Project Finance since Cogentrix Energy's formation. Previously, Mr. Pagano was Vice President -- Project Finance of Cogentrix, Inc. since July 1993, Vice President -- Legal and Finance from July 1992 to July 1993, and from January 1992 to July 1992, Mr. Pagano was Vice President and Assistant General Counsel of Cogentrix, Inc. Prior to joining Cogentrix, Inc. he was Vice President of The Deerpath Group, Inc., a financial advisory firm. From 1987 to 1990, Mr. Pagano was an Associate with the law firm of Simpson Thacher & Bartlett.

     Bruno R. Dunn has been Group Senior Vice President Operations since joining Cogentrix Energy in January 1999. Immediately prior to joining Cogentrix Energy, Mr. Dunn was Vice President Operations of Wheelabrator Technologies, Inc., an independent power and environmental services and product company as well as Vice President Operations of Wheelabrator Environmental Systems, Inc., the waste to energy and congeneration subsidiary of Wheelabrator Technologies. From 1988 to 1995 Mr. Dunn was Vice President Construction for Wheelabrator Technologies, Inc. From 1980 to 1988 Mr. Dunn was a project manager and/or operations manager for various Wheelabrator trash-to-energy facilities.

     Betty G. Lewis has been a Director of Cogentrix Energy since September 1994. Betty Lewis is the spouse of George T. Lewis, Jr.

     Robert W. Lewis has been a Director of Cogentrix Energy since its formation, prior to which he was a Director of Cogentrix, Inc. since 1988. In April 1991, Mr. Lewis resigned from his positions of Vice Chairman and Secretary of Cogentrix, Inc. which he had held since March 1991. Since his resignation as an officer, Mr. Lewis has served as a consultant to us. From October 1990 to March 1991, Mr. Lewis was Executive Vice President and Secretary. From March 1988 to October 1990, Mr. Lewis was Senior Vice President -- Corporate Development and Secretary, in which position Mr. Lewis was in charge of Cogentrix, Inc.'s development efforts. From March 1987 to March 1988, Mr. Lewis was Senior Vice President -- Administration and Secretary. From September 1983 to March 1987, Mr. Lewis was Vice President -- Administration and Secretary. Mr. Lewis joined Cogentrix, Inc. in April 1983 and served as Secretary through September 1983. Robert Lewis is a son of George T. Lewis, Jr. and Betty G. Lewis.

     W. E. "Bill" Garrett has been a Director of Cogentrix Energy since its formation and became a Director of Cogentrix, Inc. in September 1993. Mr. Garrett served on the staff of the National Geographic Society for 36 years -- the last 10 as Editor-in-Chief of the magazine. As a member of the Board of Trustees of the National Geographic Society and its Research and Exploration Committee, he was instrumental in the Society's emergence as the world's largest educational and scientific institution. He resigned in 1990 and became the President of the La Ruta Maya Conservation Foundation, which is involved in cultural and conservation work with the Maya Indians. Mexico, Guatemala and Italy have honored him with prestigious awards for his work in the region. Mr. Garrett currently serves on the boards of the National Capital Bicentennial Celebration, the American Land Conservancy, and Partners for Livable Communities.

     John A. Tillinghast was elected a Director of Cogentrix Energy on March 19, 1998, filling a position left vacant since the death of former board member T. Louis Austin, Jr. in 1997. Mr. Tillinghast served from 1994 through May 1998 as President, Chairman and CEO of Great Bay Power Corporation, a public utility in Portsmouth, New Hampshire. He also has served from 1997 through May 1998 as the President, Chairman and CEO of BayCorp Holdings, Ltd., the holding company for Great Bay Power Corporation. Since May 1998 Mr. Tillinghast has served as Chairman of BayCorp Holdings and Great Bay Power. After graduating from Columbia University in 1949 with BS and MS degrees in mechanical engineering, Mr. Tillinghast began a 30-year career with American Electric Power Company, rising through the engineering ranks to become Vice Chairman of the Board in charge of engineering and construction. Prior to his current position at Great Bay Power Corporation, he served as Chairman of the Energy Engineering Board of the National Academy of Sciences, Director of the Edison Electric Institute and is a Fellow of the American Society of Mechanical Engineers. Mr. Tillinghast is registered as a professional engineer in nine states and a holds two U.S. and seven foreign patents.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information for the calendar years ended December 31, 1998, and December 31, 1997 and for the fiscal year ended June 30, 1997 concerning the annual compensation paid or accrued by Cogentrix to or for the account of each of the following: (1) the only person who served as the chief executive officer of Cogentrix during the fiscal year ended December 31, 1998 and (2) the four most highly compensated executive officers of Cogentrix incumbent at December 31, 1998, other than the chief executive officer, for the year then ended (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                         ALL OTHER COMPENSATION
                                                                                      -----------------------------
                                                                                       RETIREMENT      TERMINATION
                                                        ANNUAL COMPENSATION           CONTRIBUTIONS        OF
NAME AND                      TWELVE-MONTH      -----------------------------------        AND          INCENTIVE
PRINCIPAL POSITION            PERIOD ENDING     SALARY(1)    BONUS(2)      TOTAL        OTHER(3)      AGREEMENTS(4)
------------------          -----------------   ---------   ----------   ----------   -------------   -------------
David J. Lewis............  December 31, 1998   $633,428    $1,117,302   $1,750,730      $62,010        $      0
  Vice Chairman and         December 31, 1997    613,960       841,239    1,455,199       58,157         862,329
  Chief Executive Officer   June 30, 1997        565,317       695,824    1,261,141       67,657         862,329
Mark F. Miller............  December 31, 1998    386,412       779,057    1,165,469      127,989               0
  President and Chief       December 31, 1997    249,164       173,046      422,210      193,243               0
  Operating Officer         June 30, 1997         58,334             0       58,334       25,211               0
James E. Lewis............  December 31, 1998    378,788       679,642    1,058,430       32,570               0
  Executive Vice President  December 31, 1997    364,524       415,163      779,687       25,831         884,692
                            June 30, 1997        360,347       345,124      705,471       44,191         884,692
James R. Pagano...........  December 31, 1998    291,118       660,227      951,345       29,169               0
  Group Senior Vice         December 31, 1997    223,532       345,033      568,565       28,412               0
 President -- Development,  June 30, 1997        164,498       180,000      344,498       28,912               0
  Mergers & Acquisitions
Dennis W. Alexander.......  December 31, 1998    295,328       635,227      930,555       27,922               0
  Group Senior Vice         December 31, 1997    284,086       175,033      459,119       21,845               0
  President and             June 30, 1997        272,068        70,000      342,068       21,472               0
  General Counsel

---------------

(1) Amounts listed in this column include all fees for service on Cogentrix's board of directors.
(2) Amounts listed in this column reflect annual performance bonuses and annual distributions under our profit-sharing plan and facility cash flow incentive compensation agreements discussed below. The amounts listed do not include the distributions made under such plan and agreements to the Named Executive Officers during any fiscal year in which such distribution was earned in the previous fiscal year.
(3) The amounts shown in this column include Cogentrix's matching contributions on behalf of the Named Executive Officers to Cogentrix's 401(k) savings plan in which all Cogentrix employees are eligible to participate and to a non-qualified Supplemental Retirement Savings Plan in which approximately 33 employees, including all of the Named Executive Officers, participate. The amounts shown for Mark F. Miller also include compensation related to relocation and a company-provided life insurance policy.
(4) The amounts shown in this column include the payments made to David J. Lewis and James E. Lewis related to the termination of the facility cash flow incentive compensation agreements, net of the awards each of these Named Executive Officers would have otherwise received under these plans for the fiscal year ended June 30, 1997, which amounts are included under the column heading "Bonuses."

COMPENSATION PURSUANT TO INCENTIVE COMPENSATION PLANS

  Profit-Sharing Plan

     We have a profit-sharing plan which is a non-qualified incentive compensation plan for the benefit of approximately 42 employees of Cogentrix. Under our profit-sharing plan, we have entered into arrangements with each of our executive officers, which provide for annual cash compensation distribution awards to each participant equal to a designated percentage of our adjusted net income before taxes each fiscal year plus the amount of any accrual for payments to be made under our profit-sharing plan, with the designated percentage determined annually at the discretion of our Chief Executive Officer or Chief Operating Officer based on criteria they deem appropriate. For the fiscal year ended December 31, 1998, David J. Lewis earned $694,150, Mark F. Miller earned $485,905, James E. Lewis earned $416,490, and James R. Pagano and Dennis W. Alexander each earned $347,075 under our profit sharing plan.

     In the event a participant in our profit-sharing plan terminates his or her employment with Cogentrix (for a reason other than death, total disability, retirement or termination by Cogentrix for willful misconduct), the participant is entitled to receive a severance benefit equal to a percentage (ranging from 100% after six years of full-time employment to a maximum of 200% after ten years or more of full-time employment) of the most recent annual distribution to which the employee is then entitled. In the event of a participant's death or total disability, the participant (or his or her beneficiary) is entitled to receive from zero to five years of annual distribution awards thereafter, depending upon the participant's length of service with Cogentrix.

  Executive Incentive Bonus Plan

     In addition to the annual cash compensation distribution awards payable under our profit-sharing plan, each of the Named Executive Officers may receive additional incentive cash compensation awards, determined on a sliding scale, if we achieve contractually specified levels of net income before income tax targets for a given fiscal year. For the fiscal year ended December 31, 1998, each of the Named Executive Officers earned $213,152 under the executive incentive bonus plan.

  Facility Cash Flow Incentive Compensation Agreements

     We previously had in effect non-qualified incentive compensation agreements with two of the Named Executive Officers, David J. Lewis and James E. Lewis, each of whom is a director and a shareholder of Cogentrix Energy. These agreements provided for each of these Named Executive Officers to receive, through June 30, 2007, annual distributions equal to a designated percentage of the net cash flow for the fiscal year of two of our facilities. In the fiscal year ended June 30, 1997, we terminated the facility cash flow incentive compensation agreements with these Named Executive Officers. In connection with the termination of these plans, David J. Lewis and James E. Lewis were paid $1,157,996 and $1,119,816, respectively.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

  David J. Lewis

     In March 1999, the board of directors appointed David J. Lewis Chairman of the Board and Chief Executive Officer. Prior to March 1999, David J. Lewis was Vice Chairman of the Board and Chief Executive Officer since August 1995. We have an employment agreement with David J. Lewis through August 2000 which provides for a base annual salary for each fiscal year at least equal to the base salary for the immediately preceding fiscal year. In addition to the base salary, Mr. Lewis is entitled to receive annual incentive compensation in an amount determined by the board of directors, which amount, when combined with the base salary payable to him, shall be at least sufficient to provide him with total annual compensation that is competitive with total annual compensation offered by other similarly situated companies to their employees in comparable positions.

     Upon our giving notice, the employment agreement is terminable in the event a majority of the board of directors terminates Mr. Lewis' employment for cause. In addition, we may terminate the agreement at any time at our option in the event that the board determines in its reasonable, good faith judgment, and by a vote of at least two-thirds of the directors then in office, that the continued service of Mr. Lewis as Chief Executive Officer of Cogentrix would not be in our best interest because there has occurred a continued failure by him, whether or not such failure resulted from his physical or mental incapacity, substantially to perform his duties, responsibilities or obligations as Chief Executive Officer after having been given written notice of such failure to perform and after having failed to improve such performance within the time period specified in such notice. Mr. Lewis may terminate his employment agreement at any time at his option in the event of a change of control of Cogentrix.

  Mark F. Miller

     When he joined Cogentrix in May 1997, we entered into an employment agreement with Mark F. Miller to serve as President and Chief Operating Officer. Under the employment agreement, Mr. Miller is entitled to a minimum base annual salary of $350,000, which may be increased in future years. He is also entitled to participate in our profit sharing plan, at a level of no less than 0.7% of net income before taxes, and to receive a performance bonus each fiscal year, the level of which is determined in the sole discretion of the Chief Executive Officer. Such performance bonus can not be less than $80,000 for fiscal 1998 and $100,000 for fiscal 1999. The employment agreement is for a five year term that renews automatically for an additional five year term, unless we previously exercise our right to terminate Mr. Miller's employment. We have the right to terminate Mr. Miller's employment upon sixty days written notice. In the event we terminate his employment, other than for cause, Mr. Miller is entitled to continue to receive base salary, bonus (based upon historical levels) and distributions under the profit sharing plan through the remainder of the initial term and renewal term of the employment agreement.

     Mr. Miller can terminate his employment for good reason as a result of

     - a change in control of Cogentrix

     - a change in title, authority or duties

     - our failure to make any other payment to Mr. Miller or our breach of the employment agreement

If Mr. Miller elects to terminate his employment for good reason, he is entitled to continue to receive, through the remainder of the initial term and renewal term of the employment agreement, an amount equal to the average annual salary, bonus and profit sharing distribution received prior to his termination.

  Dennis W. Alexander

     When he joined Cogentrix in January 1994, we entered into an employment agreement with Dennis W. Alexander to serve as Senior Vice President, General Counsel and Secretary and as a member of the Board of Directors. Under the employment agreement, Mr. Alexander is entitled to a minimum base annual salary of $180,000, subject to adjustment in future years. He is also entitled to participate in our profit sharing plan, at a level of no less than 0.3% of net income before taxes, and our executive incentive bonus plan. The employment agreement is for a one-year term that renews automatically at the end of each calendar year unless we previously exercise our right to terminate Mr. Alexander's employment. We have the right to terminate Mr. Alexander's employment upon 30 days' written notice. A material change in his title, authority, duties or current compensation following a change in control of Cogentrix constitutes a de facto termination by us. In the event we terminate his employment, Mr. Alexander is entitled to receive, within 30 days of his termination, a severance payment in an amount equal to his total compensation received in the prior calendar year, including any fees he received for serving as a member of the Board of Directors.

  James R. Pagano

     In January 1999, we entered into an employment agreement with James R. Pagano, Group Senior Vice President -- Development, Mergers & Acquisitions. Under the employment agreement, Mr. Pagano is entitled to an annual base salary of $306,000, which may be increased in 1999 or in future years. He is also entitled to participate in our profit sharing plan, at a level of no less than 0.5% of net income before taxes, and our executive incentive bonus plan. The employment agreement is for a one-year term that renews automatically at the end of each calendar year unless we previously exercise our right to terminate Mr. Pagano's employment. We have the right to terminate Mr. Pagano's employment upon 30 days' written notice. Following a change in control of Cogentrix, we will be deemed to have terminated Mr. Pagano as the result of

     - a change in his title, authority, duties or location of workplace and responsibilities,

     - a reduction in his annual base salary or profit sharing participation or

     - our failure to make any other payment to Mr. Pagano.

In the event we terminate his employment, Mr. Pagano is entitled to receive, within 30 days of his termination, a severance payment in an amount equal to 250% of his total compensation received in the prior calendar year, including salary, bonuses and profit sharing.

DIRECTORS' COMPENSATION AND CONSULTING AGREEMENTS

     Directors, including employee directors, receive an annual retainer of $25,000 for service on the board of directors. In addition, for each meeting attended, each director receives a fee of $1,000. During the year ended December 31, 1998, there were nine meetings of Cogentrix Energy's board of directors.

     We have entered into consulting agreements with Messrs. Garrett and Tillinghast each of which provides for payment of $15,000 annually for consulting services to be rendered to us.

  George T. Lewis, Jr.

     We previously had in effect a non-qualified incentive compensation agreement with George T. Lewis, Jr., the Chairman of the Board and a shareholder of Cogentrix Energy. This agreement provided for Mr. Lewis to receive, through June 30, 2007, annual distributions equal to a designated percentage of the net cash flow for the fiscal year of one of our facilities. In the fiscal year ended June 30, 1997, we terminated the facility cash flow incentive compensation agreement with Mr. Lewis. In connection with the termination of this plan, Mr. Lewis was paid $1,247,259.

     In August 1995, we entered into a five-year employment and noncompetition agreement with George T. Lewis, Jr., a shareholder and Chairman of the Board. Under the terms of the agreement, Mr. Lewis is required to be fully available to us during customary business hours for consultations, either in person or by telephone, with respect to our business and affairs as we may reasonably call on him to furnish. In addition, the restrictive covenants of the agreement substantially limit Mr. Lewis' ability to engage in consulting arrangements for other companies and prohibit his support of any company in the energy industry. Pursuant to the agreement, Mr. Lewis will receive base compensation of $618,000, adjusted annually based on an inflationary index, as well as performance bonuses, the amount of which will be determined in accordance with our policy by the Chief Executive Officer in consultation with the Chief Operating Officer. Mr. Lewis received base compensation of $662,000 for the year ended December 31, 1998.

     In the event of Mr. Lewis' death or inability to provide services due to disability, the agreement shall terminate and we are obligated to continue making payments to him or to his estate for a period of six months after such termination. We may terminate this agreement for cause at any time, and Mr. Lewis may voluntarily terminate this agreement at any time. In either case, Mr. Lewis shall not be entitled to any further payments or benefits under the consulting agreement. In the event we terminate this agreement without cause, Mr. Lewis is entitled to receive all payments and benefits which would have been earned throughout the term of this consulting agreement.

  Robert W. Lewis

     While Robert W. Lewis was employed as an executive officer, Cogentrix entered into a non-qualified incentive compensation agreement with him similar to the agreements described above under "-- Facility Cash Flow Incentive Compensation Agreements" providing for him to receive incentive compensation annually equal to a designated percentage of the net cash flow for the fiscal year of two of our facilities. Our obligation to make such annual payments to him continues through June 30, 2007. We have agreed to pay him an annual minimum payment of $200,000 regardless of whether his actual annual distribution would yield such amount. Robert W. Lewis must repay to Cogentrix, on or before January 31, 2008, an amount equal to the aggregate amount of minimum payments made in excess of the actual annual distributions which he was entitled to receive. The actual amount of the distribution Mr. Lewis received pursuant to his facility cash flow compensation agreement for the year ended December 31, 1998 was $278,118.

     If at any time through June 1, 2007 Mr. Lewis sells or transfers any of the shares of common stock of Cogentrix Energy held by him to anyone other than other designated members of the Lewis family without granting Cogentrix Energy a right of first refusal with respect to the shares sold or transferred, he will forfeit his right to the annual distributions under his facility cash flow incentive compensation agreement and the right to the annual minimum payment of $200,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the issued and outstanding shares of common stock of Cogentrix Energy are beneficially owned by George T. Lewis, Jr., Betty G. Lewis and their three sons: David J. Lewis, James E. Lewis and Robert W. Lewis. The number of shares and the percentage of the total number of shares beneficially owned by each are shown below.

                                                                NUMBER OF    PERCENTAGE
                            NAME                                 SHARES      OWNERSHIP
                            ----                                ---------    ----------
George T. Lewis, Jr.(1).....................................     73,320          26%
John C. Fennebresque(2).....................................     73,320          26
Betty G. Lewis..............................................     73,320          26
David J. Lewis..............................................     45,120          16
James E. Lewis..............................................     45,120          16
Robert W. Lewis.............................................     45,120          16

---------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The transactions described or referred to below were entered into between related parties. In connection with the public offering of our Senior Notes conducted in March 1994, our board of directors adopted a policy that all subsequent material transactions with related parties must be on terms no less favorable than could be obtained from third parties and that any variance from this policy is subject to approval by a majority of our disinterested directors. The indentures and the covenants of the Corporate Credit Facility place certain limitations on our ability to enter into material transactions with related parties as well.

LEASES AND REAL PROPERTY TRANSACTIONS

     Equipment Leasing Partners ("ELP"), a North Carolina general partnership consisting of four of our shareholders, George T. Lewis, Jr., David J. Lewis, James E. Lewis and Robert W. Lewis, owns and leases certain equipment to our project subsidiaries related to the operations of the plants. Each of the partners in ELP is a member of our board of directors. David J. Lewis, James E. Lewis and George T. Lewis, Jr. are also executive officers of Cogentrix. Total rent paid by us to ELP under such equipment leases was $726,000, $896,000 and $1,120,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     ELP also owns and leases to us our executive offices under a long term lease with an initial term expiring in 2004. Total rent paid by us to ELP under such lease was $856,000, $843,000 and $825,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     ELP leases the land on which our executive offices are located under a long-term ground lease from an unrelated third party with an initial term expiring in 2047, all payments under which are guaranteed by Cogentrix. Total amounts paid by ELP under such lease were $112,000 for each of the years ended December 31, 1998, 1997 and 1996, respectively.

FACILITY CASH FLOW INCENTIVE COMPENSATION AGREEMENTS

     We have entered into agreements with four of the beneficial owners of our outstanding shares of common stock, three of whom are executive officers of the Cogentrix (the fourth being a former executive officer) and each of whom is a director, that provide for them to receive annual distributions equal to a designated percentage of the net cash flow for each fiscal year of one or both of two of our facilities. During the year ended December 31, 1997, we terminated these agreements for the three executive officers. See "Executive
Compensation -- Compensation Pursuant to Incentive Compensation Plans -- Facility Cash Flow Incentive Compensation Agreements" and "Executive Compensation -- Directors' Compensation and Consulting Agreements" herein.

SHAREHOLDER STOCK TRANSFER AGREEMENT

     In August 1994, George T. Lewis, Jr. entered into an agreement with Betty
G. Lewis ("Ms. Lewis") providing for, among other things, the transfer by George
T. Lewis, Jr. of a portion of his shares of our common stock to Ms. Lewis.

     In accordance with the agreement, if Ms. Lewis desires to transfer or otherwise dispose of any of her shares of common stock of Cogentrix, she must first offer to sell them to us at a price equal to a bona fide offer from an unrelated party. Any shares, the offer of sale of which is not accepted by us after receipt of the written offer, must be offered by Ms. Lewis at the same price to the other shareholders, who have the right to purchase such shares on a pro rata basis determined in accordance with the then current stock ownership of those shareholders. In the event neither we nor the other shareholders notify Ms. Lewis of its or their intention to purchase her shares within 15 days after receipt of the written offer, Ms. Lewis shall have the right for 90 days thereafter to consummate the sale of her shares with the unrelated party who provided the bona fide offer.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits -- The following documents are filed as part of this Form 10-K.

       (1) Consolidated Financial Statements -- See index on page 36.

       (2) Financial Statement Schedules -- See index on page 36.

         (3) Index to Exhibits.

DESIGNATION OF
   EXHIBIT            DESCRIPTION OF EXHIBIT
--------------        ----------------------
      2.1         --  Purchase Agreement, dated as of March 6, 1998, between
                      Cogentrix Energy, Inc. and Bechtel Generating Company, Inc.
                      (10.2). (*)(13)
      2.1(a)      --  Amendment No. 1, dated October 14, 1998, to Purchase
                      Agreement, dated March 6, 1998, between Cogentrix Energy,
                      Inc., a North Carolina corporation ("Buyer"), and Bechtel
                      Generating Company, Inc., a Delaware corporation ("Seller").
                      (20)
      2.2         --  Securities Purchase Agreement, dated March 6, 1998, by and among LS Power Corporation, a Delaware corporation, Granite
                      Power Partners, L.P., a Delaware Limited partnership
                      (collectively, the "Sellers"), Cogentrix Mid-America, Inc., a Delaware corporation, Cogentrix Cottage Grove, LLC, a
                      Delaware limited liability Company, and Cogentrix
                      Whitewater, LLC, a Delaware limited liability company
                      (collectively, the "Purchasers") and Cogentrix Energy, Inc.
                      (2). (12)
      3.1         --  Articles of Incorporation of Cogentrix Energy, Inc. (3.1).
                      (1)
      3.2         --  Amended and Restated Bylaws of Cogentrix Energy, Inc., as
                      amended (3.2). (11)
      4.1         --  Indenture, dated as of March 15, 1994, between Cogentrix
                      Energy, Inc. and First Union National Bank of North
                      Carolina, as Trustee, including form of 8.10% 2004 Senior
                      Note (4.1). (3)
      4.2         --  Indenture, dated as of October 20, 1998, between Cogentrix
                      Energy, Inc. and First Union National Bank, as Trustee,
                      including form of 8.75% Senior Note. (4.2) (14)
      4.3         --  First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National
                      Bank, as Trustee. (4.3) (14)
      4.4         --  Registration Agreement, dated as of October 20, 1998, by and among Cogentrix Energy, Inc., Salomon Smith Barney Inc.,
                      Goldman, Sachs & Co. and CIBC Oppenheimer Corp. (4.4) (14)
      4.5         --  Registration Agreement, dated as of November 25, 1998, between Cogentrix Energy, Inc. and Salomon Smith Barney,
                      Inc. (4.5) (15)
      4.6         --  Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and
                      First Union National Bank, as Trustee. (4.6) (15)
     10.1         --  Power Purchase and Operating Agreement, dated as of July 21,
                      1986, between Cogentrix of Virginia, Inc. and Virginia
                      Electric and Power Company, as amended (assigned to and
                      assumed by Cogentrix Virginia Leasing Corporation)
                      (Portsmouth Facility) (10.7). (1)
     10.1(a)      --  Third Amendment and Restatement of the Power Purchase and
                      Operating Agreement, dated December 5, 1997, between
                      Cogentrix Virginia Leasing Corporation and Virginia Electric
                      and Power Company (Portsmouth Facility) (10.7(a)). (11)
     10.2         --  Power Purchase and Operating Agreement, dated as of January
                      24, 1989, between Cogentrix of Rocky Mount, Inc. and
                      Virginia Electric and Power Company, doing business in North
                      Carolina as North Carolina Power, as amended (Rocky Mount
                      Facility) (10.8). (1)

DESIGNATION OF
   EXHIBIT            DESCRIPTION OF EXHIBIT
--------------        ----------------------
     10.3         --  Power Purchase and Operating Agreement, dated as of January
                      24, 1989, between Cogentrix of Richmond, Inc. (formerly
                      named Cogentrix of Petersburg, Inc.) and Virginia Electric and Power Company, as amended. (Richmond Facility, Unit I)
                      (10.10). (1)
     10.4         --  Power Purchase and Operating Agreement, dated as of January
                      24, 1989, between WV Hydro, Inc. and Virginia Electric and
                      Power Company, as amended (assigned to and assumed by
                      Cogentrix of Richmond, Inc.) (Richmond Facility, Unit II)
                      (10.11). (1)
     10.5         --  Steam Purchase Agreement, dated as of December 31, 1985, between Cogentrix Virginia Leasing Corporation and
                      Hoechst-Celanese Corporation (successor to Virginia
                      Chemicals Inc.) (Portsmouth Facility) (10.19). (*)(2)
     10.6         --  Steam Purchase Agreement, dated as of November 15, 1988, between Cogentrix of Rocky Mount, Inc. and Abbott
                      Laboratories, as amended (Rocky Mount Facility) (10.20).
                      (*)(2)
     10.7         --  Steam Purchase Agreement, dated as of May 18, 1990, between
                      Cogentrix of Richmond, Inc. and E.I. du Pont de Nemours and
                      Company, as amended (Richmond Facility) (10.22). (*)(2)
     10.8         --  Coal Sales Agreement, dated as of December 15, 1986, among
                      AgipCoal Sales USA, Inc. (formerly named Enoxy Coal Sales,
                      Inc.), AgipCoal USA, Inc. (formerly named Enoxy Coal, Inc.)
                      and Cogentrix Virginia Leasing Corporation (Portsmouth
                      Facility) (10.27). (*)(2)
     10.8(a)      --  First Amendment to Coal Sales Agreement, dated September 29,
                      1995, by and between Arch Coal Sales Company, Inc., and
                      Cogentrix Virginia Leasing Corporation (Portsmouth Facility)
                      (10.1). (6)
     10.9         --  Coal Sales Agreement, dated as of October 1, 1989, among
                      AgipCoal Sales USA, Inc., Laurel Creek Co., Inc. and
                      Cogentrix of Rocky Mount, Inc., as amended (Rocky Mount
                      Facility) (10.28). (*)(2)
    10.10         --  Coal Sales Agreement, dated as of February 15, 1990, among
                      Electric Fuels Corporation, Kentucky May Coal Company, Inc.
                      and Cogentrix of Richmond, Inc., as amended (Richmond
                      Facility, Unit I) (10.31). (*)(2)
    10.10(a)      --  Fourth Amendment to Coal Sales Agreement, dated as of July
                      1, 1998, among Electric Fuels Corporation, Kentucky May Coal
                      Company, Inc. and Cogentrix of Richmond, Inc. (**)
    10.11         --  Coal Sales Agreement, dated as of January 1, 1990, between
                      Coastal Coal Sales, Inc., and Cogentrix of Richmond, Inc.,
                      as amended (Richmond Facility, Unit II) (10.32). (*)(2)
    10.12         --  Railroad Transportation Contract, dated as of December 22,
                      1986, between Cogentrix Virginia Leasing Corporation, and
                      Norfolk Southern Railway Company, as amended (Portsmouth
                      Facility) (10.39). (*)(2)
    10.13         --  Barge Transportation Contract, dated as of December 23,
                      1986, between Cogentrix Virginia Leasing Corporation and
                      McAllister Brothers, Inc., as amended (Portsmouth Facility)
                      (10.40). (1)
    10.14         --  Railroad Transportation Contract, dated as of September 26,
                      1989, between Cogentrix of Rocky Mount, Inc. and CSX
                      Transportation, Inc., as amended (Rocky Mount Facility)
                      (10.41). (*)(2)
    10.14(a)      --  Fourth Amendment, dated as of August 23, 1995, to the
                      Railroad Transportation Contract, dated as of September 26,
                      1989, between Cogentrix of Rocky Mount, Inc. and CSX
                      Transportation, Inc. (Rocky Mount Facility) (10.41(a)). (5)

DESIGNATION OF
   EXHIBIT            DESCRIPTION OF EXHIBIT
--------------        ----------------------
    10.14(b)      --  Fifth Amendment, dated as of January 1, 1996, to the
                      Railroad Transportation Contract, dated as of September 26,
                      1989, between Cogentrix of Rocky Mount, Inc. and CSX
                      Transportation, Inc. (Rocky Mount Facility) (10.41(b)). (8)
    10.14(c)      --  Amendment No. 6 to Contract CSXT-C-03951, dated as of
                      January 1, 1997, between Cogentrix of Rocky Mount, Inc. and
                      CSX Transportation, Inc. (Rocky Mount Facility) (10.9). (9)
    10.14(d)      --  Amendment No. 7 to Contract CSXT-C-03951, dated as of July
                      1, 1997, between Cogentrix of Rocky Mount, Inc. and CSX
                      Transportation, Inc. (Rocky Mount Facility) (10.47(d)). (10)
    10.14(e)      --  Amendment No. 8 to Contract CSXT-C-03951, dated as of
                      January 1, 1999, between Cogentrix of Rocky Mount, Inc. and
                      CSX Transportation, Inc. (Rocky Mount Facility).
    10.15         --  Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation,
                      Inc., as amended (Richmond Facility, Unit I) (10.42). (*)(2)
    10.15(a)      --  Third Amendment to Railroad Transportation Contract, filed with the ICC on December 13, 1994, between Cogentrix of
                      Richmond, Inc. and CSX Transportation, Inc. (Richmond
                      Facility, Unit I) (10.4). (4)
    10.16         --  Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation,
                      Inc., as amended (Richmond Facility, Unit II) (10.43).
                      (*)(2)
    10.16(a)      --  Fourth Amendment to Railroad Transportation Contract, filed with the ICC on December 13, 1994, between Cogentrix of
                      Richmond, Inc. and CSX Transportation, Inc. (Richmond
                      Facility, Unit II) (10.5). (4)
    10.16(b)      --  Fifth Amendment to Railroad Transportation Contract,
                      effective as of November 16, 1995, between Cogentrix of
                      Richmond, Inc. and CSX Transportation, Inc. (Richmond
                      Facility, Unit II) (10.43(b)). (*)(8)
    10.16(c)      --  Amendment No. 6 to Railroad Transportation Contract,
                      effective on June 9, 1998, between Cogentrix of Richmond,
                      Inc. and CSX Transportation, Inc. (Richmond Facility).
                      (*)(14)
    10.17         --  Third Amended and Restated Loan Agreement, dated as of
                      December 22, 1997, among Cogentrix Virginia Leasing
                      Corporation, the lenders party thereto and Credit Lyonnais, as the Agent, Issuing Bank and a Lender (Portsmouth
                      Facility) (10.54). (11)
    10.18         --  Amended and Restated Construction and Term Loan Agreement,
                      dated as of December 1, 1993, among Cogentrix of Rocky
                      Mount, Inc., the Tranche B Lenders party thereto, and The
                      Prudential Insurance Company of America, as Credit Facility
                      Agent (Rocky Mount Facility) (10.52). (1)
    10.18(a)      --  First Amendment, dated as of March 31, 1996, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential
                      Insurance Company of America, as Credit Facility Agent
                      (Rocky Mount Facility) (10.4). (7)
    10.18(b)      --  Second Amendment, dated as of May 31, 1996, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential
                      Insurance Company of America, as Credit Facility Agent
                      (Rocky Mount Facility) (10.48(b)). (8)

DESIGNATION OF
   EXHIBIT            DESCRIPTION OF EXHIBIT
--------------        ----------------------
    10.18(c)      --  Third Amendment, dated as of December 1, 1997, to the
                      Amended and Restated Construction and Term Loan Agreement,
                      dated as of December 1, 1993, among Cogentrix of Rocky
                      Mount, Inc., the Tranche B Lenders party thereto, and The
                      Prudential Insurance Company of America, as Credit Facility
                      Agent (Rocky Mount Facility) (10.55(c)). (11)
    10.19         --  Reimbursement and Loan Agreement, dated as of December 1,
                      1990, among Cogentrix of Richmond, Inc., Banque Paribas, New
                      York Branch as Issuing Bank, the lenders party thereto and
                      Banque Paribas, New York Branch, as Agent, as amended
                      (Richmond Facility) (10.55). (1)
    10.19(a)      --  Fourth Amendment, dated as of February 15, 1995, to the
                      Reimbursement and Loan Agreement, dated as of December 1,
                      1990, among Cogentrix of Richmond, Inc., Banque Paribas, New
                      York Branch, as Issuing Bank, the lenders party thereto and
                      Banque Paribas, New York Branch, as Agent (Richmond
                      Facility) (10.55(a)). (5)
    10.19(b)      --  Fifth Amendment, dated as of June 1, 1995, to the
                      Reimbursement and Loan Agreement, dated as of December 1,
                      1990, among Cogentrix of Richmond, Inc., Banque Paribas, New
                      York Branch, as Issuing Bank, the lenders party thereto and
                      Banque Paribas, New York Branch, as Agent (Richmond
                      Facility) (10.55(b)). (5)
    10.19(c)      --  Sixth Amendment, dated as of March 31, 1996, to the
                      Reimbursement and Loan Agreement, dated as of December 1,
                      1990, among Cogentrix of Richmond, Inc., Banque Paribas, New
                      York Branch, as Issuing Bank, the lenders party thereto and
                      Banque Paribas, New York Branch, as Agent (Richmond
                      Facility) (10.5). (7)
    10.19(d)      --  Seventh Amendment, dated as of December 1, 1997, to the
                      Reimbursement and Loan Agreement, dated as of December 1,
                      1990, among Cogentrix of Richmond, Inc., Banque Paribas, New
                      York Branch, as Issuing Bank, the lenders party thereto and
                      Banque Paribas, New York Branch, as Agent (Richmond
                      Facility) (10.58(d)). (11)
    10.20         --  Indenture of Trust, dated as of December 1, 1990, between the Industrial Development Authority of the City of
                      Richmond, Virginia and Sovran Bank, N.A., as Trustee,
                      including First and Second Supplemental Indentures of Trust
                      (Richmond Facility) (10.56). (1)
    10.21         --  Sale Agreement, dated as of December 1, 1990, between the
                      Industrial Development Authority of the City of Richmond,
                      Virginia and Cogentrix of Richmond, Inc., including First
                      and Second Supplemental Sale Agreements (Richmond Facility)
                      (10.57). (1)
    10.22         --  Third Amended and Restated Security Deposit Agreement, dated as of December 22, 1997, among Cogentrix Virginia Leasing
                      Corporation, Credit Lyonnais, as Agent and Issuing Bank, and
                      First Union National Bank, as Security Agent (Portsmouth
                      Facility) (10.68). (11)
    10.23         --  Amended and Restated Security Deposit Agreement, dated as of
                      December 1, 1993, among Cogentrix of Rocky Mount, Inc., The
                      Prudential Insurance Company of America, as Credit Facility
                      Agent and First Union National Bank of North Carolina, as
                      Security Agent (Rocky Mount Facility) (10.65). (1)
    10.24         --  Security Deposit Agreement, dated as of December 1, 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New York
                      Branch, as Agent and First Union National Bank of North
                      Carolina, as Security Agent (Richmond Facility) (10.67). (1)
    10.24(a)      --  First Amendment to Security Deposit Agreement, dated
                      December 15, 1993, among Cogentrix of Richmond, Inc., Banque
                      Paribas, New York Branch, as Agent and First Union National
                      Bank of North Carolina, as Security Agent (Richmond
                      Facility) (10.67(a)). (2)

DESIGNATION OF
   EXHIBIT            DESCRIPTION OF EXHIBIT
--------------        ----------------------
    10.25         --  Third Amended and Restated Pledge Agreement, dated as of
                      December 22, 1997, made by Cogentrix, Inc., as Pledgor, and
                      Credit Lyonnais, as Agent (Portsmouth Facility) (10.79).
                      (11)
    10.26         --  Ground Lease and Easement, dated as of December 15, 1986, between Virginia Chemicals, Inc., as Lessor and Cogentrix
                      Virginia Leasing Corporation, as Lessee (Portsmouth
                      Facility) (10.94). (1)
    10.27         --  Ground Lease, dated as of December 13, 1990, between
                      Cogentrix of Richmond, Inc., as Lessee, and E.I. du Pont de
                      Nemours and Company, as Lessor (Richmond Facility) (10.95).
                      (1)
    10.28         --  Amended and Restated Land Lease Agreement, dated as of
                      February 18, 1988, among Arrowpoint Associates Limited
                      Partnership, as Landlord, and Cogentrix, Inc., CI
                      Properties, Inc. and Equipment Leasing Partners, as Tenant,
                      as amended (assigned to and assumed by Equipment Leasing
                      Partners, with Cogentrix, Inc., as guarantor) (Corporate
                      Headquarters) (10.96). (1)
    10.29         --  Amended and Restated Lease Agreement, dated as of April 30,
                      1993, among Equipment Leasing Partners, as Landlord,
                      Cogentrix, Inc., as Tenant, and CI Properties, Inc., as
                      amended (Corporate Headquarters) (10.97). (1)
    10.30         --  Letter Agreement, dated May 25, 1989, among Cogentrix, Inc.,
                      Cogentrix of Richmond, Inc. (formerly named Cogentrix of
                      Petersburg, Inc.), and WV Hydro, Inc., as amended (Richmond
                      Facility) (10.98). (1)
    10.31         --  Consulting Agreement, dated as of September 27, 1991,
                      between Robert W. Lewis and Cogentrix, Inc., as amended
                      (assigned to and assumed by Cogentrix Energy, Inc.) (10.99).
                      (1)
    10.32         --  Consulting Agreement, dated as of September 30, 1993,
                      between Cogentrix, Inc. and W.E. Garrett (assigned to and
                      assumed by Cogentrix Energy, Inc.) (10.100). (1)
    10.33         --  Consulting Agreement, dated as of September 30, 1993,
                      between Cogentrix, Inc. and C&L Account Ten Inc. (assigned to and assumed by Cogentrix Energy, Inc.) (10.101). (1)
    10.34         --  Form of Profit-Sharing Plan(I) (10.102). (1)
    10.35         --  Form of Profit-Sharing Plan(II) (10.103). (1)
    10.36         --  Executive Incentive Bonus Plan (10.104). (2)
    10.37         --  Facility Cash Flow Incentive Compensation Agreement with
                      Robert W. Lewis (10.105). (1)
    10.38         --  Adoption of Stock Transfer Agreement dated as of December
                      30, 1993 among Cogentrix Energy, Inc., Cogentrix Inc., David
                      J. Lewis, Robert W. Lewis and James E. Lewis (10.111). (1)
    10.39         --  Employment Agreement, dated as of June 24, 1994, between
                      David J. Lewis and Cogentrix Energy, Inc. (10.115). (3)
    10.40         --  Employment Agreement, dated as of May 1, 1997, between Mark
                      F. Miller and Cogentrix Energy, Inc. (10.109). (10)
    10.41         --  Employment Agreement, dated as of January 1, 1994, between
                      Dennis W. Alexander and Cogentrix Energy, Inc. (10.110).
                      (11)
    10.42         --  Executive Employment Agreement, dated as of January 1, 1999, between Cogentrix Energy, Inc. and James R. Pagano.
    10.43         --  Supplemental Retirement Savings Plan (10.132) (5)

DESIGNATION OF
   EXHIBIT            DESCRIPTION OF EXHIBIT
--------------        ----------------------
    10.44         --  Trust Under Supplemental Retirement Savings Plan, dated
                      April 17, 1995, by and between Cogentrix Energy, Inc. and
                      Wachovia Bank of North Carolina, N.A. of Winston Salem,
                      North Carolina, as Trustee (10.133). (5)
    10.45         --  Consulting and Noncompetition Employment Agreement, dated as of August 11, 1995, between Cogentrix Energy, Inc. and
                      George T. Lewis, Jr. (10.135). (5)
    10.46         --  Support Agreement, dated as of July 14, 1995, from Cogentrix
                      Energy, Inc. to Malconna Company Limited (10.137). (5)
    10.47         --  Amended and Restated Credit Agreement, dated as of October
                      29, 1998, among Cogentrix Energy, Inc., the several Lenders from time to time parties thereto, Australia and New Zealand
                      Banking Group Limited, CIBC Oppenheimer Corporation and The
                      Bank of Nova Scotia, as Lead Arrangers, and Australia and
                      New Zealand Banking Group Limited, as Agent and as the
                      Issuing Bank. (10.129) (14)
    10.48         --  Amended and Restated Guarantee, dated as of October 29,
                      1998, made by Cogentrix Delaware Holdings, Inc., the
                      Guarantor, in favor of the Borrower Creditors. (10.130) (14)
    10.49         --  Amended and Restated Limited Partnership Agreement, dated as of June 30, 1995, among LSP-Cottage Grove, Inc., Granite
                      Power Partners, L.P., and TPC Cottage Grove, Inc. (16)
    10.49(a)      --  Amendment #1 to the Cottage Grove Partnership Agreement.
                      (17)
    10.49(b)      --  Consent, Waiver and Amendment No. 2, dated March 20, 1998, to the Amended and Restated Limited Partnership Agreement of
                      LSP-Cottage Grove, L.P. (19)
    10.49(c)      --  Third Amendment, dated December 11, 1998, to the Amended and
                      Restated Limited Partnership Agreement of LSP-Cottage Grove,
                      L.P. (21)
    10.50         --  Amended and Restated Partnership Agreement, dated as of June
                      30, 1995, among LSP-Whitewater I, Inc., Granite Power
                      Partners, L.P. and TPC Whitewater, Inc. (16)
    10.50(a)      --  Consent, Waiver and Amendment No. 1, dated March 20, 1998, to the Amended and Restated Limited Partnership Agreement of
                      LSP-Whitewater Limited Partnership. (19)
    10.50(b)      --  Second Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater
                      Limited Partnership. (21)
    10.51         --  Power Purchase Agreement, dated as of May 9, 1994, between
                      Northern States Power Company and LSP-Cottage Grove, L.P.
                      (16)
    10.52         --  Power Purchase Agreement, dated as of December 21, 1993, between Wisconsin Electric Power Company and LSP-Whitewater
                      Limited Partnership. (16)
    10.52(a)      --  Amendment to Power Purchase Agreement, dated as of February
                      10, 1994, between Wisconsin Electric Power Company and
                      LSP-Whitewater Limited Partnership. (16)
    10.52(b)      --  Second Amendment to Power Purchase Agreement, dated as of
                      October 5, 1994, between Wisconsin Electric Power Company
                      and LSP-Whitewater Limited Partnership. (16)
    10.52(c)      --  Third Amendment to Power Purchase Agreement, dated as of May
                      5, 1995, between Wisconsin Electric Power Company and
                      LSP-Whitewater Limited Partnership. (16)
    10.52(d)      --  Fourth Amendment to Power Purchase Agreement, dated March
                      18, 1997, between Wisconsin Electric Power Company and
                      LSP-Whitewater Limited Partnership. (18)
    10.52(e)      --  Fifth Amendment to Power Purchase Agreement, dated February
                      26, 1998, between Wisconsin Electric Power Company and
                      LSP-Whitewater Limited Partnership. (19)
     21.1         --  Direct and Indirect Subsidiaries of Cogentrix Energy, Inc.

DESIGNATION OF
   EXHIBIT            DESCRIPTION OF EXHIBIT
--------------        ----------------------
     27.1         --  Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
                      only, and is not filed.

---------------

 (*) Certain portions of these exhibits have been omitted pursuant to previously approved requests for confidential treatment.
(**) Certain portions of this exhibit have been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
 (1) Incorporated by reference to Registration Statement on Form S-1 (File No. 33-74254) filed January 19, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (2) Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-74254) filed March 7, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (3) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (4) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed February 14, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (5) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (6) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 14, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (7) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 3, 1996. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (8) Incorporated by reference to the Form 10-K (File No. 33-74254) filed October 10, 1996. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (9) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed February 14, 1997. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(10) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 29, 1997. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(11) Incorporated by reference to the Form 10-K (File No. 33-74254) filed March 30, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(12) Incorporated by reference to the Form 8-K (File No. 33-74254) filed April 6, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(13) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 15, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(14) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-67171) filed November 12, 1998. The number designating the exhibit on the exhibit index to such previously file report is enclosed in parentheses at the end of the description of the exhibit above.

(15) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 33-67171) filed January 27, 1999. The number designating the exhibit on the exhibit index to such previously file report is enclosed in parentheses at the end of the description of the exhibit above.
(16) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-95928) filed on August 16, 1995, as amended, or to the Form 10-K filed for the fiscal year ended December 31, 1995 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(17) Incorporated by reference to the Form 10-Q (File No. 33-95928) filed August 12, 1996 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(18) Incorporated by reference to the Form 10-Q (File No. 33-95928) filed May 14, 1997 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(19) Incorporated by reference to the Form 10-K (File No. 33-95928) filed April 15, 1998 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(20) Incorporated by reference to the Form 8-K (File No. 33-74254) filed November 4, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(21) Incorporated by reference to the Form 10-K (File No. 33-95928) filed March 31, 1999 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COGENTRIX ENERGY, INC.
                                          (Registrant)

                                          By:      /s/ DAVID J. LEWIS
                                            ------------------------------------
                                                       David J. Lewis
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: March 31, 1999

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

              /s/ GEORGE T. LEWIS, JR.                 Chairman Emeritus                March 31, 1999
-----------------------------------------------------
                George T. Lewis, Jr.

                 /s/ DAVID J. LEWIS                    Chairman of the Board, Chief     March 31, 1999
-----------------------------------------------------    Executive Officer and
                   David J. Lewis                        Director

                 /s/ MARK F. MILLER                    President, Chief Operating       March 31, 1999
-----------------------------------------------------    Officer and Director
                   Mark F. Miller

                 /s/ BETTY G. LEWIS                    Director                         March 31, 1999
-----------------------------------------------------
                   Betty G. Lewis

                 /s/ JAMES E. LEWIS                    Vice Chairman and Director       March 31, 1999
-----------------------------------------------------
                   James E. Lewis

                                                       Director                         March 31, 1999
-----------------------------------------------------
                   Robert W. Lewis

               /s/ DENNIS W. ALEXANDER                 Group Senior Vice President,     March 31, 1999
-----------------------------------------------------    General Counsel, Secretary
                 Dennis W. Alexander                     and Director

                  /s/ W. E. GARRETT                    Director                         March 31, 1999
-----------------------------------------------------
                    W. E. Garrett

               /s/ JOHN A. TILLINGHAST                 Director                         March 31, 1999
-----------------------------------------------------
                 John A. Tillinghast

               /s/ THOMAS F. SCHWARTZ                  Senior Vice                      March 31, 1999
-----------------------------------------------------    President -- Finance and
                 Thomas F. Schwartz                      Treasurer (Principal
                                                         Financial and Accounting
                                                         Officer)