Form 10-Q
period 1999-03-31
COGENTRIX ENERGY INC
filed 1999-05-17
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


On May 17, 1999, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                                                                                        Page No.
                                                                                        --------
Part I:  Financial Information

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at March 31, 1999 (Unaudited)
            and December 31, 1998                                                            3

         Consolidated Statements of Income for the Three Months
            Ended March 31, 1999 and 1998 (Unaudited)                                        4

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1999 and 1998 (Unaudited)                                        5

         Notes to Consolidated Condensed Financial Statements (Unaudited)                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                        9

Part II:  Other Information

Item 1.  Legal Proceedings                                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                                   16

Signatures                                                                                  17


                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                             (dollars in thousands)

                                                                                March 31,       December 31,
                                                                                 1999               1998
                                                                              ----------        ----------
                                                                             (Unaudited)
                                 ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                                   $   48,793        $   48,207
  Restricted cash                                                                 56,035            40,604
  Accounts receivable                                                             67,827            66,586
  Inventories                                                                     17,893            18,697
  Other current assets                                                             3,617             4,061
                                                                              ----------        ----------
    Total current assets                                                         194,165           178,155

NET INVESTMENT IN LEASES                                                         498,996           498,614

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation:  March 31, 1999, $235,333; December 31, 1998, $225,928           463,761           473,065

LAND AND IMPROVEMENTS                                                              3,991             3,981

DEFERRED FINANCING, START-UP AND ORGANIZATION
  COSTS, net of accumulated amortization:  March 31, 1999, $16,699
  December 31, 1998, $15,557                                                      36,260            37,007

NATURAL GAS RESERVES                                                               1,345             1,557

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                         252,498           251,312

OTHER ASSETS                                                                      58,490            56,160
                                                                              ----------        ----------
                                                                              $1,509,506        $1,499,851
                                                                              ==========        ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                           $  103,403        $   86,255
  Accounts payable                                                                19,551            25,511
  Accrued compensation                                                             6,025             8,096
  Accrued interest payable                                                        17,732             7,729
  Accrued dividends payable                                                         --               7,398
  Other accrued liabilities                                                       15,487            13,492
                                                                              ----------        ----------
    Total current liabilities                                                    162,198           148,481

LONG-TERM DEBT                                                                 1,101,247         1,127,184

DEFERRED INCOME TAXES                                                             58,540            52,306

MINORITY INTERESTS                                                                64,967            61,167

OTHER LONG-TERM LIABILITIES                                                       24,297            22,850
                                                                              ----------        ----------
                                                                               1,411,249         1,411,988
                                                                              ----------        ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                                            130               130
  Accumulated earnings                                                            98,127            87,733
                                                                              ----------        ----------
                                                                                  98,257            87,863
                                                                              ----------        ----------
                                                                              $1,509,506        $1,499,851
                                                                              ==========        ==========



     The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
         For the Three Months Ended March 31, 1999 and 1998 (Unaudited)
          (dollars in thousands, except for earnings per common share)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                          ---------------------------
                                                                             1999              1998
                                                                          ---------         ---------

OPERATING REVENUE:
  Electric                                                                $  74,408         $  73,935
  Steam                                                                       6,712             7,341
  Lease                                                                      11,161             1,314
  Service revenue under sales-type capital leases                            11,870             1,296
  Income from unconsolidated investments in power projects                    5,410               923
  Other                                                                       3,878             2,410
                                                                          ---------         ---------
                                                                            113,439            87,219
                                                                          ---------         ---------

OPERATING EXPENSES:
  Fuel                                                                       16,506            19,419
  Operations and maintenance                                                 16,976            15,789
  Cost of services under sales-type capital leases                           13,671             1,398
  General, administrative and development                                    12,649             9,355
  Depreciation and amortization                                              10,871            10,174
                                                                          ---------         ---------
                                                                             70,673            56,135
                                                                          ---------         ---------
OPERATING INCOME                                                             42,766            31,084

OTHER INCOME (EXPENSE):
  Interest expense                                                          (23,732)          (13,243)
  Investment and other income, net                                            2,091             2,376
  Equity in net (loss) income of affiliates, net                                (39)              444
                                                                          ---------         ---------

INCOME BEFORE MINORITY INTERESTS IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS                                        21,086            20,661

MINORITY INTERESTS IN INCOME BEFORE
  EXTRAORDINARY LOSS                                                         (3,826)           (1,955)
                                                                          ---------         ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                                         17,260            18,706

PROVISION FOR INCOME TAXES                                                   (6,866)           (7,323)
                                                                          ---------         ---------

INCOME BEFORE EXTRAORDINARY LOSS                                             10,394            11,383

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of minority interest and income tax benefit of $473             --                (743)
                                                                          ---------         ---------

NET INCOME                                                                $  10,394         $  10,640
                                                                          =========         =========

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                                        $   36.86         $   40.37
  Extraordinary loss                                                           --               (2.64)
                                                                          ---------         ---------
                                                                          $   36.86         $   37.73
                                                                          =========         =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  282,000           282,000
                                                                          =========         =========

     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 1999 and 1998 (Unaudited)
                             (dollars in thousands)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                  1999               1998
                                                                                ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  10,394         $  10,640
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                  10,871            10,174
    Deferred income taxes                                                           6,234             2,730
    Extraordinary loss on early extinguishment of debt, non-cash portion             --               2,145
    Minority interests in income, net of dividends                                  3,767           (18,771)
    Equity in net income of unconsolidated affiliates, net of dividends            (1,186)               19
    Minimum lease payments received                                                10,779             1,242
    Amortization of unearned lease income                                         (11,161)           (1,314)
    Decrease (increase) in accounts receivable                                     (1,241)            2,621
    Decrease in inventories                                                         1,016               121
    Decrease in accounts payable                                                   (5,960)           (3,633)
    Increase in accrued liabilities                                                 9,927             1,024
    Increase in other                                                                (238)           (2,640)
                                                                                ---------         ---------
  Net cash flows provided by operating activities                                  33,202             4,358
                                                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions, net                                     (208)             (574)
    Decrease in marketable securities                                                --              42,118
    Investments in unconsolidated affiliates                                         --                (106)
    Acquisition of Facilities, net of cash acquired                                  --            (155,324)
    Decrease (increase) in restricted cash                                        (15,431)            6,872
                                                                                ---------         ---------
  Net cash flows used in investing activities                                     (15,639)         (107,014)
                                                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                                 (7,398)           (2,140)
    Proceeds from issuance of debt                                                 15,000           150,250
    Repayments of debt                                                            (24,184)          (64,530)
    Increase in deferred financing costs                                             (395)           (1,050)
                                                                                ---------         ---------
  Net cash flows provided by (used in) financing activities                       (16,977)           82,530
                                                                                ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  586           (20,126)

CASH AND CASH EQUIVALENTS, beginning of period                                     48,207            71,833
                                                                                ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                                        $  48,793         $  51,707
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

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

1.       Principles of Consolidation and Basis of Presentation

         The accompanying consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc. ("Cogentrix Energy") and its subsidiary companies (collectively, the "Company"). Wholly-owned and majority-owned subsidiaries, including a 50%-owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner, are consolidated. Less-than-majority-owned subsidiaries, ("Cogentrix Energy") and subsidiaries for which control is deemed to be temporary are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Cogentrix Energy, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated condensed financial statements.

         Information presented as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

         The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent report on Form 10-K for the year ended December 31, 1998, which the Company filed with the Commission on March 31, 1999.

2.       Cogentrix of Pennsylvania, Inc.

         In January, 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate the Ringgold Facility's power purchase agreement. This termination agreement was the result of a request for proposals to buy-back or restructure power sales agreements issued to all major operating independent power producer projects in Penelec's territory in April, 1997. The termination agreement with Penelec provides for a payment to the Company of approximately $22 million which will be sufficient to retire all of Cogentrix of Pennsylvania, Inc.'s ("CPA") outstanding project debt. The buy-back of the power purchase agreement is subject to the issuance of an order by the Pennsylvania Public Utility Commission granting Penelec the authority to fully recover from its customers the consideration paid to CPA under the buyout agreement. Management does not expect this event to have an adverse impact on the Company's consolidated results of operations, cash flows or financial position.


3.       Acquisitions

         Whitewater and Cottage Grove Acquisition

         In March, 1998, the Company acquired from LS Power Corporation (the "LS Acquisition") an approximate 74% ownership interest in two partnerships which own and operate electric generating facilities located in Whitewater, Wisconsin and Cottage Grove, Minnesota. Each of the Cottage Grove and Whitewater Facilities is a 245-megawatt gas-fired, combined-cycle cogeneration facility.

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

         The Company accounted for the LS Acquisition using the purchase method of accounting. The accompanying consolidated balance sheets as of March 31, 1999 and December 31, 1998 reflect 100% of the assets and liabilities of the partnerships acquired. The minority owner's share of the partnerships' net assets is included in "minority interests" on the accompanying consolidated condensed balance sheets as of March 31, 1999 and December 31, 1998. The accompanying consolidated statement of income for the three months ended March 31, 1998 includes the results of operations of the acquired facilities since the closing date of the LS Acquisition on March 20, 1998. The accompanying consolidated statement of income for the three months ended March 31, 1999 includes the results of operations of the acquired facilities for three months.

         Batesville Acquisition

         In August, 1998, the Company acquired an approximate 52% interest in an 800-megawatt, gas-fired electric generating facility (the "Batesville Facility") under construction in Batesville, Mississippi (the "Batesville Acquisition"). The Company has committed to provide an equity contribution to the project subsidiary of approximately $54 million upon the earliest to occur of (i) the incurrence of construction costs after all project financing has been expended,
(ii) an event of default under the project subsidiary's financing arrangements or (iii) June 30, 2001. This equity commitment is supported by a $54 million letter of credit provided under the Company's corporate credit facility. The Company expects the Batesville Facility, which will be operated by the Company, to commence commercial operation in June, 2000. Electricity generated by the Batesville Facility will be sold under long-term power purchase agreements with two investment-grade utilities. The Company accounts for its interest in the Batesville Facility using the equity method, as its 52% ownership is deemed to be temporary.

         Bechtel Asset Acquisition

         In October, 1998, the Company acquired from Bechtel Generating Company, Inc. ("BGCI") ownership interests in 12 electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline in the United States (the "Bechtel Acquisition").

         The Bechtel Acquisition was accounted for using the purchase method of accounting, which resulted in the recognition of a net purchase premium of approximately $66.5 million. The purchase premiums or discounts related to the Bechtel Acquisition are being amortized over the remaining lives of the facilities or over the remaining terms of the power purchase agreements. The Company is using the equity method of accounting to account for its ownership interests in eight of these twelve facilities and will use the cost method of accounting for its ownership interests in the other four.

4.       Pending Claims and Litigation

         Effective September, 1996, the Company amended the power sales agreements on its Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities. Under the amended terms of these power sales agreements, the purchasing utility has exercised its right of economic dispatch resulting in significant reductions in fuel requirements at each of these facilities. In response to this reduction in fuel requirements, one of the coal suppliers initiated an arbitration proceeding, and another filed a civil action against certain subsidiaries of the Company. The Company has resolved a subsequent contract dispute with the coal supplier for the Elizabethtown, Lumberton and Kenansville Facilities. The dispute was arbitrated in March, 1999 resulting in an award to the coal supplier in the amount of approximately $8.0 million payable in 1999. Approximately $3.0 million of this $8.0 million award relates to the reduction in purchase quantities at these facilities prior to the arbitration, and approximately $5.0 million relates to the reduction in purchase quantities from the date of the arbitration award through the balance of the term of the coal contract, which ends in September, 2001. The future reduction in coal purchase quantities provides a future economic benefit to the Company.

         The Company has resolved the contract dispute with the coal supplier at the Southport Facility concerning the reduction in coal requirements. The dispute was arbitrated in October, 1997 in favor of the Company and against the coal supplier. The coal supplier challenged the arbitration award in federal district court, which vacated the award and ordered a new arbitration be conducted. On April 1, 1999, the district court's decision was reversed on appeal, and the award was reinstated in favor of the Company.

         Effective December, 1997, the Company amended the power sales agreement at its Portsmouth facility. Under the amended terms, the purchasing utility has exercised its right of economic dispatch which has led to significant reductions in that facility's fuel requirements. In response to the reduced fuel requirements, the coal supplier for the Portsmouth facility filed a civil action in federal district court against a project subsidiary of the Company. In March, 1999, a project subsidiary of the Company entered into a comprehensive settlement with the coal supplier which became final in May, 1999. Under the terms of the settlement, the project subsidiary has agreed to take a stated minimum quantity of coal in each of the five years remaining under the terms of the coal contract. If the project subsidiary fails to make these purchases, the project subsidiary will make a payment to the coal supplier based on the shortfall quantity at an agreed upon price per ton.

         Indirect, wholly-owned subsidiaries of Cogentrix Energy are also parties to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent these subsidiaries in their defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on the Company's consolidated financial position or results of operations or Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In addition to discussing and analyzing our recent historical financial results and condition, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes statements concerning certain trends and other forward-looking information affecting or relating to us which are intended to qualify for the protections afforded "Forward-Looking Statements" under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein are inherently subject to risks and uncertainties which could cause our actual results to differ materially from the forward-looking statements.

General

         Cogentrix Energy, Inc. is an independent power producer that, through its direct and indirect subsidiaries, acquires, develops, owns and operates electric generating plants, principally in the United States. We derive most of our revenue from the sale of electricity, but we also produce and sell steam. We sell the electricity we generate, principally under long-term power purchase agreements, to regulated electric utilities. We sell the steam we produce to industrial customers with manufacturing or other facilities located near our electric generating plants. We were one of the early participants in the market for electric power generated by independent power producers that developed as a result of energy legislation the United States Congress enacted in 1978. We believe we are one of the largest independent power producers in the United States based on our total project megawatts in operation.

         We currently own - entirely or in part - a total of 25 electric generating plants in the United States. Our 25 plants are designed to operate at a total production capability of approximately 4,000 megawatts. After taking into account our part interests in the 16 plants that are not wholly-owned by us, which range from 3.3% to approximately 74.0%, our net equity interest in the total production capability of our 25 electric generating plants is approximately 1,690 megawatts. We developed, constructed and currently operate 10 of our plants, which, with one exception, are located in either North Carolina or Virginia.

         When our plant currently under construction in Batesville, Mississippi begins operation, we will have ownership interests in a total of 26 domestic electric generating plants that are designed with a total production capability of 4,800 megawatts. Our net equity interest in the total production capability of those 26 facilities will be approximately 2,110 megawatts.

         Unless the context requires otherwise, references in this report to "we", "us", "our", or "Cogentrix", refer to Cogentrix Energy, Inc. and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with us. The term "Cogentrix Energy" refers only to Cogentrix Energy, Inc., which is a development and management company that conducts its business primarily through subsidiaries. Cogentrix Energy's subsidiaries that are engaged in the development, ownership or operation of cogeneration facilities are sometimes referred to individually as a "project subsidiary" and collectively as "project subsidiaries".

Results of Operations - Three Months Ended March 31, 1999 and 1998

                                                                      Three Months Ended March 31,
                                                             --------------------------------------------
                                                                     1999                    1998
                                                             -------------------      -------------------

              Total operating revenues                       $113,439     100.0%      $ 87,219     100.0%
              Operating costs                                  47,153      41.5         36,606      42.0
              General, administrative and development          12,649      11.2          9,355      11.0
              Depreciation and amortization                    10,871       9.6         10,174      11.0
                                                             --------    ------       --------    ------

              Operating income                               $ 42,766      37.7%      $ 31,084      36.0%
                                                             ========    ======       ========    ======

         Total operating revenues increased 30.0% to $113.4 million for the first quarter of 1999 as compared to the first quarter of 1998. This increase was primarily attributable to the $23.0 million aggregate amount of lease revenue and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater facilities in which we acquired our interests on March 20, 1998. Lease and service revenues include a full three months of activity for the Cottage Grove and Whitewater facilities in the quarter ended March 31, 1999, as compared to less than one month in the quarter ended December 31, 1998. The increase in revenues also relates to a $2.2 million increase during the quarter as compared to the previous year fiscal quarter in equity earnings from interests in eight of the twelve power projects acquired in the Bechtel Acquisition in October, 1998. The increase in equity in earnings was partially offset by a decrease in earnings from the Birchwood facility. In addition, the increase in operating revenues was related to an increase in sales of excess gas supply to third parties at the Cottage Grove and Whitewater facilities. To a lesser extent, operating revenues were impacted by an increase in electric revenue from the Richmond facility related to an increase in megawatt hours sold to the purchasing utility. These increases in electric revenue were partially offset by a decrease in revenue at the Southport facility related to a decrease in capacity payments received in the first quarter of 1999 as compared to the first quarter of 1998.

         Our operating costs increased 28.8% to $47.2 million for the first quarter of 1999 as compared to the first quarter of 1998. This increase resulted primarily from the significant increase in cost of services at the Cottage Grove and Whitewater facilities, interests in which we acquired our interests on March 20, 1998. Operating costs include a full three months of activity for the Cottage Grove and Whitewater facilities in the quarter ended March 31, 1999, as compared to less than one month in the quarter ended March 31, 1998. The increase in operating costs is also related to increased operating expenses at the Elizabethtown, Lumberton, Kenansville, Southport and Roxboro Facilities. The increase at the Elizabethtown, Lumberton and Kenansville facilities primarily relates to expenses incurred related to the settlement of litigation in March, 1999. See "Part II - Item 1. Legal Proceedings" for a further explanation. The increase in operating expenses at the Southport and Roxboro facilities was due to routine maintenance costs incurred in the first quarter of 1999. The increase in operating expenses was partially offset by a significant reduction in the fuel expense at the Hopewell facility associated with the restructuring of its power sales agreement and a decrease in maintenance costs incurred at the Richmond facility related to routine maintenance performed during the first quarter of 1998. To a lesser extent, the increase in operating costs was offset by a decrease in costs incurred by ReUse Technology, Inc., a wholly-owned subsidiary of Cogentrix Energy, engaged in coal ash disposal.

         General, administrative and development expense increased 35.2% to $12.6 million for the first quarter of 1999 as compared to the first quarter of 1998. This increase related primarily to an increase in incentive compensation expense and the buyout of a former executive's profit sharing agreement. To a lesser extent, the increase is due to an increase in consulting expenses related to development activity.

         Interest expense increased 79.2% to $23.7 million for the quarter ended March 31, 1999 as compared to the first quarter of 1998. Our average long-term debt increased to $1.2 billion, with a weighted average interest rate of 8.12% for the first quarter of 1999, as compared to weighted average long-term debt of $729 million, with a weighted average interest rate of 7.27% for the first quarter of 1998. The increases in interest expense and weighted average debt outstanding were related to the inclusion of the project finance debt of the Cottage Grove and Whitewater facilities acquired in March, 1998. The increases also relate to our issuance of $255 million of 8.75% senior notes in October and November, 1998, and $15.0 million of outstanding borrowings under a revolving credit facility at a project subsidiary. The increase in interest expense discussed above was partially offset by a decrease in interest expense at several of our project subsidiaries due to the scheduled repayment of outstanding project finance debt.

         The decrease in equity in net (loss) income of affiliates related to the decrease in earnings recognized from our interest in partnerships operating greenhouses in the states of New York and Texas. We entered into an agreement in December, 1998 to sell our interests in these partnerships.

         The increase in minority interest in income for the first quarter of 1999 as compared to the first quarter of 1998 related primarily to an increase in earnings at the Hopewell facility due to the restructuring of the power sales agreement in February, 1998. In addition, the increase related to an increase in earnings associated with the Cottage Grove and Whitewater Facilities, interests in which we acquired on March 20, 1998. The results of operation for the quarter ended March 31, 1999 include a full three months of earnings for the Cottage Grove and Whitewater facilities, as compared to less than one month for the three month period ended March 31, 1998.

         The extraordinary loss on early extinguishment of debt for the first quarter of 1998 related to the refinancing of the Hopewell facility's project debt in January, 1998. The loss consisted of a write-off of the deferred financing costs on the Hopewell facility's original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

Liquidity and Capital Resources

         The principal components of operating cash flow for the first quarter of 1999 were net income of $10.4 million, increases due to adjustments for depreciation and amortization of $10.9 million, deferred income taxes of $6.2 million, minority interest in income, net of dividends, of $3.8 million, and a net $3.5 million adjustment to cash reflecting changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received, of $0.4 and $1.2 million equity in net income (loss) of unconsolidated affiliates, net of dividends. Cash flow provided by operating activities of $33.2 million, and proceeds from borrowings of $15.0 million were primarily used to purchase property, plant and equipment of $0.2 million, repay project finance borrowings of $24.2 million, pay deferred financing costs of $0.4 million, pay a common stock dividend of $7.4 million and fund $15.4 million of escrow.

         Historically, we have financed each facility primarily under financing arrangements and related documents, which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing". The project financing debt of our subsidiaries and joint ventures (aggregating $832.3 million as of March 31, 1999) is non-recourse to Cogentrix Energy and our other project subsidiaries, except in connection with certain transactions where Cogentrix Energy has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits that the projects may experience as a result of incurring certain costs, subject to an aggregate cap of $51.9 million.

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

         Any projects we develop in the future, and those independent power projects we may seek to acquire, are likely to require substantial capital investment. Our ability to arrange financing on a substantially non-recourse basis and the cost of such capital are dependent on numerous factors. In order to access capital on a substantially non-recourse basis in the future, we may have to make larger equity investments in, or provide more financial support for, the project entity.

         The ability of our project subsidiaries and the project entities in which we have an investment to pay dividends and management fees periodically to Cogentrix Energy, Inc. is subject to certain limitations in our respective project credit documents. Such limitations generally require that: (i) project debt service payments be current, (ii) project debt service coverage ratios be met, (iii) all project debt service and other reserve accounts be funded at required levels and (iv) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project entities in which we have an investment.

         As of March 31, 1999, we had long-term debt (including the current portion thereof) of approximately $1.2 billion. With the exception of the $355 million of senior notes currently outstanding, substantially all of such indebtedness is project financing debt, a large portion of which is non-recourse to Cogentrix Energy. Future annual maturities of long-term debt range from $54.7 million to $86.3 million in the five-year period ending December 31, 2003. We believe that our project subsidiaries and the project entities in which we have an investment will generate sufficient cash flow to pay all required debt service on the project financing debt and to allow us to pay management fees and dividends to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on outstanding balances under the corporate credit facility, the senior notes, to fund a significant portion of development activities and meet other obligations. If, as a result of unanticipated events, our ability to generate cash from operating activities is significantly impaired, we could be required to curtail our development activities to meet our debt service obligations.

         We have a corporate credit facility to provide for direct advances to, or the issuance of letters of credit for, our benefit in an amount up to $125 million. The corporate credit facility is unsecured and imposes covenants on us substantially the same as the covenants contained in the indentures as well as certain financial condition covenants. We have used approximately $60 million of the credit availability under the corporate credit facility for letters of credit issued in connection with the Bechtel Acquisition and the Batesville Acquisition. The balance of the commitment under the corporate credit facility is available, subject to any limitations imposed by the covenants contained therein and in the indentures, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

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

         For the fiscal year ended December 31, 1998, our board of directors declared a dividend on our outstanding common stock of $7.4 million. The dividend was paid in March, 1999. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures for the senior notes and the corporate credit facility, our ability to pay dividends and make other distributions to our shareholders is restricted.

Impact of Energy Price Changes, Interest Rates and Inflation

         Energy prices are influenced by changes in supply and demand, as well as general economic conditions, and therefore tend to fluctuate significantly. Through various hedging mechanisms, we have attempted to mitigate the impact of changes on the results of operations of most of our projects. The basic hedging mechanism against increased fuel and transportation costs is to provide contractually for matching increases in the energy payments our project subsidiaries receive from the utility purchasing the electricity generated by the facility.

         Under the power sales agreements for certain of our facilities, energy payments are indexed, subject to certain caps, to reflect the purchasing utility's solid fuel cost of producing electricity or provide periodic, scheduled increases in energy prices that are designed to match periodic, scheduled increases in fuel and transportation costs that are included in the fuel supply and transportation contracts for the facilities.

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

         Although hedged to a significant extent, our financial results will likely be affected to some degree by fluctuations in energy prices, interest rates and inflation. The effectiveness of the hedging techniques implemented by us is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contracts. We have sought to reduce the risk by entering into contracts with creditworthy organizations.

Interest Rate Sensitivity

         We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of March 31, 1999, there have been no significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 31, 1999.


Year 2000 Compliance

         We continue to assess our readiness with the Year 2000 issue, and expect that all of our business critical systems such as corporate, embedded technology systems, business partners and vendor systems will be Year 2000 compliant by June 30, 1999. Non-compliance with the embedded technology systems, or business partner and vendor systems could result in temporary shutdown of the facilities and equipment damage. The investigation, analysis, remediation and contingency planning for the embedded technology at the power generation facilities was completed before January 1, 1999. The investigation and analysis identified no significant Year 2000 issues. The power generation facilities as currently configured require no action to be Year 2000 operational, but certain remediation is under way and scheduled for completion by October 21, 1999, which will address certain non-operational Year 2000 functions. We will continue to communicate with critical suppliers, vendors, joint venture partners and major customers to assess their compliance efforts and our exposure to their efforts. We have not incurred any significant additional expenses related to the Year 2000 issue in the quarter ended March 31, 1999. At this time, we do not expect a major impact from non-compliant Year 2000 suppliers, vendors, joint venture partners or major customers. We have developed contingency plans for all of the critical systems. These plans were developed to address our most likely worse case scenario, the inability of the plants to produce and distribute power. These plans have been tested, and appear to be adequate. Despite our current expectations, there can be no assurances that there will not be interruptions or other limitations of financial and operating system functionality or that we will not ultimately incur significant, unplanned costs to avoid such interruptions or limitations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Disputes with Coal Suppliers

         Under the terms of the amended power sales agreements for our Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities, the purchasing utility has exercised its right to suspend or reduce purchases of energy resulting in significantly reduced fuel requirements at each of these facilities. Coal is supplied to the Elizabethtown, Lumberton and Kenansville Facilities by James River Coal Sales, Inc., and one of its affiliates. Coal was supplied to the Southport Facility until November, 1997 when the contract term expired by Coastal Coal Sales, Inc. The coal sales agreements for the Elizabethtown, Lumberton and Kenansville Facilities provide for the sale and purchase of the coal requirements of those facilities through September, 2001.

         Under the amended power sales agreement for our Portsmouth Facility, Virginia Power has from time to time, since December, 1997, exercised its right to suspend or reduce purchases of energy resulting in significantly reduced fuel requirements at the facility. Coal is supplied to the Portsmouth Facility by Arch Coal Sales Company, Inc. The coal sales agreement provides for the sale and purchase of the coal requirements of the Portsmouth Facility through April, 2003.

         As a result of the purchasing utility exercising its right to suspend or reduce purchases of energy from these facilities and the consequent reduction in fuel requirements, our project subsidiaries operating these facilities are purchasing significantly less coal. In response the coal suppliers sought to recover damages and, in some cases, sought injunction relief. A summary of the resolution of each of these disputes is set forth below.

         We recently resolved the contract dispute with James River Coal concerning reduction in coal requirements at the Elizabethtown, Lumberton and Kenansville Facilities, which has been pending since November, 1996. The issue was arbitrated in March, 1999 with the coal supplier's claims for an amount in excess of $24 million reduced to an award in favor of the coal supplier in the amount of approximately $8 million. The arbitration award was satisfied by the project subsidiary and the pending lawsuit by James River Coal against the project subsidiary in the United States District Court was dismissed with prejudice on May 6, 1999. Approximately $3 million of this $8 million award relates to the reduction in purchase quantities prior to the arbitration and approximately $5 million relates to the reduction in purchase quantities from the arbitration award date through the balance of the term of the coal contract, which ends in September, 2001. The future reduction in coal purchase quantities provides future economic benefit to this project subsidiary.

         We also recently resolved the contract dispute with Coastal Coal Sales concerning reduction in coal requirements at the Southport Facility that has been pending since October, 1996. The dispute was arbitrated in October, 1997 and the decision was in favor of our project subsidiary and against the coal supplier. The successor company to Coastal Coal Sales challenged the arbitration award in the United States District Court. In April, 1998 the District Court issued an order vacating the arbitration award and directing a new arbitration be conducted. We appealed the District Court's order to the United States Court of Appeals for the Fourth Circuit, which by order dated April 1, 1999 reversed the District Court and remanded the matter with direction to reinstate the arbitration award in favor of the company. A subsequent request by the coal supplier for reconsideration by the Court of Appeals has been denied.

         We also recently resolved the contract dispute with Arch Coal Sales concerning reduction in coal requirements at the Portsmouth Facility that has been pending since February, 1998. In March, 1999 we entered into a comprehensive settlement with this coal supplier which became final in May, 1999. Under the settlement agreement, our project subsidiary has agreed to take a stated minimum quantity of coal in each of the five years remaining under the term of the coal contract and, failing such purchases, to make a payment based upon the shortfall quantity at an agreed upon price per ton. Given the projected coal requirements for electric and steam production over that five year period, we believe any required shortfall payments should not have a material adverse effect on the projected aggregate amount of cash flow to Cogentrix Energy from its project subsidiaries and unconsolidated affiliates.

         The amount paid to satisfy the arbitration award in favor of James River Coal, even when combined with the amounts we expect to pay in the current year under the settlement with Arch Coal Sales, will not materially reduce the projected amount of cash flow to Cogentrix Energy for the current fiscal year. The payment of these amounts should not, therefore, have a material adverse effect on Cogentrix Energy's ability to service its outstanding debt.

         Other Litigation

         In addition to the litigation described above, we experience other litigation in the normal course of business. Several of our indirect, wholly-owned subsidiaries are parties to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. We cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent these subsidiaries in its defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position, results of operations or ability to generate sufficient cash flow to service its outstanding debt.

         In addition, we experience other routine litigation in the normal course of its business. Our management is of the opinion that none of this routine litigation should have a material adverse effect on our financial position or results of operation.

Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits


                  Exhibit No.                 Description of Exhibit
                  -----------                 ----------------------

     3.1    Articles of Incorporation of Cogentrix Energy, Inc. (3.1) (1)

     3.2    Amended and Restated Bylaws of Cogentrix Energy, Inc., as amended.

     4.1 Indenture, dated as of March 15, 1994, between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note. (4.1) (2)

     4.2 Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note. (4.2) (3)

     4.3 First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee. (4.3) (3)

     4.4 Registration Agreement, dated as of October 20, 1998, by and among Cogentrix Energy, Inc., Salomon Smith Barney Inc., Goldman, Sachs & Co. and CIBC Oppenheimer Corp. (4.4) (3)

     4.5 Registration Agreement, dated as of November 25, 1998, between Cogentrix Energy, Inc. and Salomon Smith Barney, Inc. (4.5) (3)

     4.6 Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee. (4.6) (4)

     10.1 Operation and Maintenance Agreement by and between LSP - Whitewater Limited Partnership as Owner and LSP - Whitewater I, Inc. as Operator dated as of April 15, 1999. (10.1) (*) (5)

     10.2 Operation and Maintenance Agreement by and between LSP - Cottage Grove, L.P. as Owner and LSP - Cottage Grove, Inc. as Operator dated as of April 15, 1999. (10.2) (*) (5)

     27 Financial Data Schedule, which is submitted electronically to the U.S. Securities and Exchange Commission for information only and is not filed.

-------------

* Certain portions of this exhibit have been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1) Incorporated herein by reference to the Registration Statement on Form S-1 (File No. 33-74254) filed January 19, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

(2) Incorporated herein by reference to the Form 10-K (File No. 33-74254) filed September 28, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

(3) Incorporated herein by reference to the Registration Statement on Form S-4 (File No. 33-67171) filed November 12, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

(4) Incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 33-67171) filed January 27, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

(5) Incorporated by reference to the Form 10-Q (File No. 33-95928) filed by LS Power Funding Corporation, LSP - Whitewater Limited Partnership and LSP - Cottage Grove, L.P. on May 17, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is endorsed in parentheses at the end of the description of the exhibit above.


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COGENTRIX ENERGY, INC.
                                         (Registrant)


May 17, 1999                             /s/ Thomas F. Schwartz
                                         -------------------------------------
                                         Thomas F. Schwartz
                                         Senior Vice President - Finance
                                         Treasurer
                                         (Principal Financial and Accounting
                                         Officer)