Form 10-Q
period 1999-06-30
COGENTRIX ENERGY INC
filed 1999-08-16
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                        Commission File Number: 33-74254

                             COGENTRIX ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                         NORTH CAROLINA                                                 56-1853081
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification Number)


9405 ARROWPOINT BOULEVARD, CHARLOTTE, NORTH CAROLINA                                   28273-8110
         (Address of principal executive offices)                                       (Zipcode)

                                 (704) 525-3800
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



On August 16, 1999, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                                                                                        PAGE NO.
                                                                                        --------
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at June 30, 1999 (Unaudited)
            and December 31, 1998                                                            3

         Consolidated Statements of Income for the Three-Months and Six-Months
            Ended June 30, 1999 and 1998 (Unaudited)                                         4

         Consolidated Statements of Cash Flows for the Six-Months
            Ended June 30, 1999 and 1998 (Unaudited)                                         5

         Notes to Consolidated Condensed Financial Statements (Unaudited)                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                        9

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                                   16

Signatures                                                                                  18

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998
                             (dollars in thousands)

                                                                               June 30,        December 31,
                                                                                 1999              1998
                                                                             ----------        ----------
                                                                             (Unaudited)
                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $   44,342        $   48,207
  Restricted cash                                                                42,995            40,604
  Accounts receivable                                                            69,435            66,586
  Inventories                                                                    17,795            18,697
  Other current assets                                                            5,318             4,061
                                                                             ----------        ----------
    Total current assets                                                        179,885           178,155

NET INVESTMENT IN LEASES                                                        499,387           498,614

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation:  June 30, 1999, $244,676; December 31, 1998, $225,928           454,559           473,065

LAND AND IMPROVEMENTS                                                             3,991             3,981

DEFERRED FINANCING AND ORGANIZATION
  COSTS, net of accumulated amortization:  June 30, 1999, $17,884
  December 31, 1998, $15,557                                                     35,458            37,007

NATURAL GAS RESERVES                                                              1,138             1,557

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                        288,364           251,312

OTHER ASSETS                                                                     62,911            56,160
                                                                             ----------        ----------
                                                                             $1,525,693        $1,499,851
                                                                             ==========        ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                          $   88,262        $   86,255
  Accounts payable                                                               20,483            25,511
  Accrued compensation                                                            2,794             8,096
  Accrued interest payable                                                        8,095             7,729
  Accrued dividends payable                                                        --               7,398
  Other accrued liabilities                                                      13,795            13,492
                                                                             ----------        ----------
    Total current liabilities                                                   133,429           148,481

LONG-TERM DEBT                                                                1,136,726         1,127,184

DEFERRED INCOME TAXES                                                            58,540            52,306

MINORITY INTERESTS                                                               64,326            61,167

OTHER LONG-TERM LIABILITIES                                                      25,073            22,850
                                                                             ----------        ----------
                                                                              1,418,094         1,411,988
                                                                             ----------        ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                                           130               130
  Accumulated earnings                                                          107,469            87,733
                                                                             ----------        ----------
                                                                                107,599            87,863
                                                                             ----------        ----------
                                                                             $1,525,693        $1,499,851
                                                                             ==========        ==========

     The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
  For the Three-Months and Six-Months Ended June 30, 1999 and 1998 (Unaudited)
          (dollars in thousands, except for earnings per common share)


                                                                           Three-Months Ended                Six-Months Ended
                                                                                June 30,                         June 30,
                                                                        -------------------------       -------------------------
                                                                          1999            1998            1999             1998
                                                                        ---------       ---------       ---------       ---------

OPERATING REVENUE:
  Electric                                                              $  70,958       $  72,433       $ 145,366       $ 146,368
  Steam                                                                     6,199           6,364          12,911          13,705
  Lease                                                                    11,170          11,119          22,331          12,433
  Service revenue under sales-type capital leases                          11,024          11,956          22,894          13,252
  Income from unconsolidated investments in power projects                  5,322             874          10,732           1,797
  Other                                                                     4,225           4,891           8,103           7,301
                                                                        ---------       ---------       ---------       ---------
                                                                          108,898         107,637         222,337         194,856
                                                                        ---------       ---------       ---------       ---------

OPERATING EXPENSES:
  Fuel                                                                     18,957          18,979          35,463          38,014
  Operations and maintenance                                               17,243          17,009          34,219          33,182
  Cost of services under sales-type capital leases                         12,509          13,941          26,180          15,339
  General, administrative and development                                   8,181           9,797          20,830          19,152
  Depreciation and amortization                                            10,905          10,441          21,776          20,615
                                                                        ---------       ---------       ---------       ---------
                                                                           67,795          70,167         138,468         126,302
                                                                        ---------       ---------       ---------       ---------
OPERATING INCOME                                                           41,103          37,470          83,869          68,554

OTHER INCOME (EXPENSE):
  Interest expense                                                        (23,575)        (19,842)        (47,307)        (33,085)
  Investment and other income, net                                            929           1,489           3,020           3,865
  Equity in net loss of affiliates                                            (67)           (529)           (106)            (85)

INCOME BEFORE MINORITY INTERESTS IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS                                      18,390          18,588          39,476          39,249

MINORITY INTERESTS IN INCOME BEFORE
  EXTRAORDINARY LOSS                                                       (2,656)         (3,658)         (6,482)         (5,613)
                                                                        ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                                       15,734          14,930          32,994          33,636

PROVISION FOR INCOME TAXES                                                 (6,393)         (6,082)        (13,259)        (13,405)
                                                                        ---------       ---------       ---------       ---------

INCOME BEFORE EXTRAORDINARY LOSS                                            9,341           8,848          19,735          20,231

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of minority interest and income tax benefit of $473           --              --              --              (743)
                                                                        ---------       ---------       ---------       ---------


NET INCOME                                                              $   9,341       $   8,848       $  19,735       $  19,488
                                                                        =========       =========       =========       =========

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                                      $   33.12       $   31.38       $   69.98       $   71.74
  Extraordinary loss                                                         --              --              --             (2.63)
                                                                        ---------       ---------       ---------       ---------
                                                                        $   33.12       $   31.38       $   69.98       $   69.11
                                                                        =========       =========       =========       =========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                282,000         282,000         282,000         282,000
                                                                        =========       =========       =========       =========


     The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six-Months Ended June 30, 1999 and 1998 (Unaudited)
                             (dollars in thousands)

                                                                                      Six-Months Ended
                                                                                          June 30,
                                                                                ---------------------------
                                                                                   1999              1998
                                                                                ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  19,735         $  19,488
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                  21,776            20,615
    Deferred income taxes                                                           6,234             6,192
    Extraordinary loss on early extinguishment of debt, non-cash portion             --               2,145
    Minority interests in income, net of dividends                                  3,028           (18,909)
    Equity in net income of unconsolidated affiliates, net of dividends             2,800             1,716
    Minimum lease payments received                                                21,558            11,742
    Amortization of unearned lease income                                         (22,331)          (12,433)
    Increase in accounts receivable                                                (2,849)           (2,939)
    (Increase) decrease in inventories                                              1,321              (787)
    Decrease in accounts payable                                                   (5,028)           (1,989)
    Decrease in accrued liabilities                                                (4,633)           (4,208)
    Increase in other                                                              (5,522)           (2,827)
                                                                                ---------         ---------
  Net cash flows provided by operating activities                                  36,089            17,806
                                                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions, net                                     (592)           (1,994)
    Decrease in marketable securities                                                --              42,118
    Investments in unconsolidated affiliates                                      (39,852)             (146)
    Acquisition of Facilities, net of cash acquired                                  --            (155,324)
    Decrease (increase) in restricted cash                                         (2,391)           12,716
                                                                                ---------         ---------
  Net cash flows used in investing activities                                     (42,835)         (102,630)
                                                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                                 (7,398)           (2,140)
    Proceeds from issuance of debt                                                 54,280           150,400
    Repayments of debt                                                            (43,223)         (102,640)
    Increase in deferred financing costs                                             (778)           (1,018)
                                                                                ---------         ---------
  Net cash flows provided by financing activities                                   2,881            44,602
                                                                                ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (3,865)          (40,222)

CASH AND CASH EQUIVALENTS, beginning of period                                     48,207            71,833
                                                                                ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                                        $  44,342         $  31,611
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

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

1.       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc. ("Cogentrix Energy") and its subsidiary companies (collectively, the "Company"). Wholly-owned and majority-owned subsidiaries, including a 50%-owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner, are consolidated. Less-than-majority-owned subsidiaries, and subsidiaries for which control is deemed to be temporary are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Cogentrix Energy, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated condensed financial statements.

         Information presented as of June 30, 1999 and for the three-months and six-months ended June 30, 1999 and 1998 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-months ended June 30, 1999 and 1998. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

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

         Certain reclassifications have been made to the prior year's financial statements to conform with the classification used in the financial statements as of June 30, 1999, and for the three-months and six-months ended June 30, 1999.

2.       COGENTRIX OF PENNSYLVANIA, INC.

         In January, 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate the Ringgold facility's power purchase agreement. This termination agreement was the result of a request for proposals to buy back or restructure power sales agreements issued to all major operating independent power producer projects in Penelec's territory in April, 1997. The termination agreement with Penelec provides for a payment to the Company of approximately $22.0 million which will be sufficient to retire all of Cogentrix of Pennsylvania, Inc.'s ("CPA") outstanding project debt. The buy back of the power purchase agreement is subject to the issuance of an order by the Pennsylvania Public Utility Commission granting Penelec the authority to fully recover from its customers the consideration paid to CPA under the buyout agreement. Management does not expect this event to have an adverse impact on the Company's consolidated results of operations, cash flows or financial position.

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

         The Company accounted for the LS Acquisition using the purchase method of accounting. The accompanying consolidated condensed balance sheets as of June 30, 1999 and December 31, 1998 reflect 100% of the assets and liabilities of the partnerships acquired. The minority owner's share of the partnerships' net assets is included in "minority interests" on the accompanying consolidated condensed balance sheets as of June 30, 1999 and December 31, 1998. The accompanying consolidated statements of income for the three-months and six-months ended June 30, 1998 includes the results of operations of the acquired facilities since the closing date of the LS Acquisition on March 20, 1998. The accompanying consolidated statements of income for the three-months and six-months ended June 30, 1999 includes the results of operations of the acquired facilities for six months.

         Batesville Acquisition

         In August, 1998, the Company acquired an approximate 53% interest in an 800-megawatt, gas-fired electric generating facility under construction in Batesville, Mississippi (the "Batesville Acquisition"). The Company has committed to provide an equity contribution to the project subsidiary of approximately $54 million upon the earliest to occur of (i) the incurrence of construction costs after all project financing has been expended, (ii) an event of default under the project subsidiary's financing arrangements or (iii) June 30, 2001. This equity commitment is supported by a $54 million letter of credit provided under the Company's corporate credit facility. The Company expects the Batesville facility, which will be operated by the Company, to commence commercial operation in June, 2000. Electricity generated by the Batesville facility will be sold under long-term power purchase agreements with two investment-grade utilities. The Company accounts for its interest in the Batesville facility using the equity method, as its 53% ownership is deemed to be temporary.

         Bechtel Asset Acquisition

         In October, 1998, the Company acquired from Bechtel Generating Company, Inc. ("BGCI") ownership interests in twelve electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline in the United States (the "Bechtel Acquisition").

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

         On June 4, 1999, the Company entered into an agreement to purchase an additional 40% interest in one of these twelve electric generating facilities. The agreement calls for the purchase to be made during 1999 in three phases, the first of which, the purchase of a 19.9% interest, occurred on June 4, 1999. The first phase of the acquisition was accounted for as a purchase, and resulted in a premium of approximately $19.6 million, that will be amortized over the remaining life of the facility. The two remaining phases will be completed during September and

October, 1999. The Company will account for the acquisition of these additional interests as a purchase, and will use the equity method of accounting to account for its entire ownership in the facility.

4.       PENDING CLAIMS AND LITIGATION

         Three of our indirect, wholly-owned subsidiaries are parties to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. We cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsels retained to represent these subsidiaries in defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations or Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

         In addition, we experience other routine litigation in the normal course of our business. Our management is of the opinion that none of this routine litigation should have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

5.       New Accounting Pronouncements

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

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" delaying the effectiveness of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000.

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

         We currently own - entirely or in part - a total of 25 electric generating plants in the United States. Our 25 plants are designed to operate at a total production capability of approximately 4,000 megawatts. After taking into account our part interests in the 16 plants that are not wholly-owned by us, which range from 3.3% to approximately 74.0%, our net equity interest in the total production capability of our 25 electric generating plants is approximately 1,766 megawatts. We currently operate 12 of our plants, 10 of which we developed and constructed.

         When our plant under construction in Batesville, Mississippi begins operation, we will have ownership interests in a total of 26 domestic electric generating plants that are designed with a total production capability of 4,800 megawatts. Our net equity interest in the total production capability of those 26 facilities will be approximately 2,186 megawatts.

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

RESULTS OF OPERATIONS - THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 1999 AND 1998

                                          THREE-MONTHS ENDED JUNE 30,                      SIX-MONTHS ENDED JUNE 30,
                                  ------------------------------------------      ------------------------------------------
                                          1999                    1998                     1999                   1998
                                  ------------------------------------------      ------------------------------------------

Total operating revenues          $108,898       100%     $107,637       100%     $222,337       100%     $194,856       100%
Operating costs                     48,709        45        49,929        46        95,862        43        86,535        44
General, administrative
       and development               8,181         7         9,797         9        20,830         9        19,152        10
Depreciation and amortization       10,905        10        10,441        10        21,776        10        20,615        11
                                  --------     -----      --------     -----      --------     -----      --------     -----

Operating income                  $ 41,103        38%     $ 37,470        35%     $ 83,869        38%     $ 68,554        35%
                                  ========     =====      ========     =====      ========     =====      ========     =====


         Total operating revenues increased 1.2% to $108.9 million for the second quarter of 1999 as compared to the second quarter of 1998. This increase was primarily attributable to $4.5 million in earnings in the second quarter of 1999 from the power projects acquired in the Bechtel Acquisition in October, 1998. To a lesser extent, operating revenues were impacted by an increase in electric revenue from the Richmond and Rocky Mount facilities related to an increase in megawatt hours sold to the purchasing utility. These increases in operating revenue were partially offset by decreases in electric revenue at the other facilities resulting from reduced megawatt hours sold to the purchasing utilities.

         Our operating revenues for the six-month period ended June 30, 1999, which increased 14.1% to $222.3 million as compared to $194.9 million for the six-month period ended June 30, 1998, were largely influenced by the same factors discussed above: the Bechtel Acquisition, the increase in electric revenue at the Richmond and Rocky Mount facilities, and the decrease in megawatt hours sold to the purchasing utilities at the other facilities. The increase in operating revenues for the six-month period ended June 30, 1999 was also attributable to the lease and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater facilities in which we acquired our interests on March 20, 1998. Lease and service revenues include a full six-months of activity for the Cottage Grove and Whitewater facilities in the six-month period ended June 30, 1999 as compared to less than four months in the six-month period ended June 30, 1998.

         Our operating costs decreased 2.4% to $48.7 million for the second quarter of 1999 as compared to the second quarter of 1998. This decrease resulted primarily from the decrease in cost of services at the Cottage Grove and Whitewater facilities, and a decrease in fuel expense as a result of a decrease in megawatt hours sold to the purchasing utilities at the Lumberton, Kenansville, Southport and Roxboro facilities. The decrease in operating costs was partially offset by routine maintenance expenses incurred at the Hopewell facility in the three-months ended June 30, 1999 and an increase in fuel expense as a result of an increase in megawatt hours sold to the purchasing utility at the Richmond and Rocky Mount facilities. The decrease in operating expenses were further offset by expenses incurred at the Elizabethtown, Lumberton, Kenansville and Portsmouth facilities related to the settlement in March, 1999 of claims brought by the fuel suppliers of these facilities.

         The Company's operating costs for the six-month period ended June 30, 1999, increased 10.8% to $95.9 million as compared to $86.5 million for the six-month period ended June 30, 1998. This increase was primarily the result of a significant increase in the year to date costs of services incurred at the Cottage Grove and Whitewater facilities, in which we acquired out interests on March 20, 1998. Costs of services included a full six months of activity in the six-month period ended June 30, 1999 as compared to less than four months in the six-month period ended June 30, 1998. The increase in operating costs were also attributable to the factors discussed above: the settlement of the fuel litigation at the Portsmouth, Elizabethtown, Lumberton and Kenansville facilities, routine maintenance expenses incurred at the Hopewell facility and an increase in fuel expense as a result of an increase in megawatt hours sold to the purchasing utility at the Richmond and Rocky Mount facilities. The increase in operating expenses were partially offset by the factor discussed above: a decrease in fuel expense as a result of a decrease in the megawatt hours sold to the purchasing utility at the Lumberton, Kenansville, Southport and Roxboro facilities.

         General, administrative and development expense decreased 16.5% to $8.2 million for the second quarter of 1999 as compared to the second quarter of 1998. This decrease related primarily to a decrease in incentive compensation expense related to the restructuring of a retirement plan agreement with a former executive officer expensed in the second quarter of 1998 and a decrease in travel expenses related to international development activity. General, administrative and development expenses increased 8.8% to $20.8 million for the six-month period ended June 30, 1999 as compared to the corresponding period of 1998. The increase is primarily attributable to increased costs related to payroll and employee benefits. The increase in general, administrative and development costs for the six-months ended June 30, 1999 was partially offset by the factors discussed above: the expense recorded in the six-months ended June 1998 related to the restructuring of a retirement plan agreement with a former executive officer, and a decrease in travel expenses related to a reduction in international development activity.

         Interest expense increased 18.8% to $23.6 million for the quarter ended June 30, 1999 and 43.0% to $47.3 million for the six-months ended June 30, 1999 as compared to the corresponding periods of 1998. Our weighted average long-term debt increased to $1.2 billion, with a weighted average interest rate of 7.76% through the second quarter of 1999, as compared to weighted average long-term debt of $860 million, with a weighted average interest rate of 7.70% through the second quarter of 1998. The increases in interest expense and weighted average debt outstanding were related to the inclusion of the project finance debt of the Cottage Grove and Whitewater facilities acquired in March, 1998. The increases also relate to our issuance of $255 million of 8.75% senior notes in October and November, 1998, and $53.8 million of borrowings incurred during the first six months of 1999 under revolving credit facilities at some subsidiaries. The increase in interest expense discussed above was partially offset by a decrease in interest expense at several of our project subsidiaries due to the scheduled repayment of outstanding project finance debt.

         The decrease in minority interest in income for the second quarter of 1999 as compared to the second quarter of 1998 related primarily to a decrease in earnings at the Hopewell facility related to routine maintenance expenses incurred during the three-months ended June 30, 1999. The increase in minority interest in income for the six-month period ended June 30, 1999 as compared to the corresponding period of 1998 related to an increase in earnings associated with the Cottage Grove and Whitewater facilities, interests in which we acquired on March 20, 1998. The results of operations for the six-month period ended June 30, 1999 include a full six months of earnings for the Cottage Grove and Whitewater facilities, as compared to less than four months for the six-month period ended June 30, 1998.

         The extraordinary loss on early extinguishment of debt for the first quarter of 1998 related to the refinancing of the Hopewell facility's project debt in February, 1998. The loss consisted of a write-off of the deferred financing costs on the Hopewell facility's original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

LIQUIDITY AND CAPITAL RESOURCES

         The principal components of operating cash flow for the six-month period ended June 30, 1999 were net income of $19.7 million, increases due to adjustments for depreciation and amortization of $21.8 million, deferred income taxes of $6.2 million, minority interest in income, net of dividends, of $3.0 million, and equity in net income of unconsolidated affiliates, net of dividends of $2.8 million, which were partially offset by amortization of unearned lease income, net of minimum lease payments received, of $0.8 million and a net $16.6 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $36.1 million, proceeds from borrowings of $54.3 million and cash on hand at the beginning of the period of $3.9 million were primarily used to purchase property, plant and equipment of $0.6 million, repay project finance borrowings of $43.2 million, pay deferred financing costs of $0.8 million, pay a common stock dividend of $7.4 million, fund $2.4 million of escrow, and purchase additional interest in unconsolidated affiliates of $39.9 million.

         Historically, we have financed each facility primarily under financing arrangements and related documents, which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit, and interest thereon, is secured solely by the physical assets, agreements, cash flow and, in some cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing". The project financing debt of our subsidiaries and joint ventures, aggregating $813.7 million as of June 30, 1999, is non-recourse to Cogentrix Energy and our other project subsidiaries, except in connection with transactions in which Cogentrix Energy has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits that the projects may experience as a result of incurring some types of costs, subject to an aggregate cap of $51.9 million.

         In addition, Cogentrix, Inc., which is an indirect subsidiary of Cogentrix Energy, has guaranteed two project subsidiaries' obligations to the purchasing utility under five power sales agreements. Three of these power sales agreements provide that in the event of early termination that is not for cause, the project subsidiary must pay the utility a termination charge equal to the excess paid for capacity and energy over what would have been paid to the utility under the utility's published five-year capacity credit and variable energy rates plus interest. The remaining two power sales agreements provide that in the event of early termination, the project subsidiary must pay the utility the cost of replacing the electricity from a third party for the remainder of the agreement's term. Because these project subsidiaries' obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of potential exposure under these guarantees cannot be quantified. If we or our subsidiary were required to satisfy all of these guarantees and other obligations or even one or more of the significant ones, it could have a material adverse effect on our results of operations, financial position or cash flows.

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

         The ability of our project subsidiaries and the project entities in which we have an investment to pay dividends and management fees periodically to Cogentrix Energy, Inc. is subject to limitations in their project credit documents. These limitations generally require that: (a) project debt service payments be current, (b) project debt service coverage ratios be met, (c) all project debt service and other reserve accounts be funded at required levels and
(d) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project entities in which we have an investment.

         As of June 30, 1999, we had long-term debt, including the current portion thereof, of approximately $1.2 billion. With the exception of the $355 million of senior notes currently outstanding, substantially all of such indebtedness is project financing debt, a large portion of which is non-recourse to Cogentrix Energy. Future annual maturities of long-term debt range from $54.7 to $86.3 in the five-year period ending December 31, 2003. We believe that our project subsidiaries and the project entities in which we have an investment will generate sufficient cash flow to pay all required debt service on the project financing debt and to allow us to pay management fees and dividends to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on outstanding balances under the corporate credit facility and the senior notes, to fund a significant portion of its development activities and to meet its other obligations. If, as a result of unanticipated events, our ability to generate cash from operating activities is significantly impaired, we could be required to curtail our development activities to meet our debt service obligations.

         We have a corporate credit facility that provides direct advances to us, or the issuance of letters of credit for our benefit, in an amount up to $125 million. The corporate credit facility is unsecured and imposes covenants on us substantially the same as the covenants contained in the indentures, under which we issued our outstanding senior notes due 2004 and 2008, as well as financial condition covenants. We have used approximately $60 million of the credit availability under the corporate credit facility for letters of credit issued in connection with the Bechtel Acquisition and the Batesville Acquisition. The balance of the commitment under the corporate credit facility is available, subject to any limitations imposed by the covenants contained therein and in the indentures, under which we issued our outstanding senior notes due 2004 and 2008, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

         Several of our subsidiaries maintain revolving credit facilities. These facilities, which are non-recourse to Cogentrix Energy, aggregate $68.5 million. As of June 30, 1999, we had no remaining funds available under these facilities.

         As a result of a March, 1999 arbitration award related to a contract dispute with a coal supplier, we were obligated to pay the coal supplier approximately $8 million in 1999. This payment was made from cash on hand in the second quarter of 1999. Approximately $3 million of this award related to the reduction in purchase quantities for prior periods and approximately $5 million relates to the reduction in purchase quantities from the date of the award through the balance of the term of the coal contract, which ends in September, 2001. The future reduction in purchase quantities provides a future economic benefit to our project subsidiary.

         In June, 1999, we entered into an agreement to purchase an additional 40% ownership interest in the Indiantown Cogeneration facility in a three phase transaction. We paid $39.8 million to acquire a 19.9% interest in the facility in June, 1999. We funded the purchase of this interest with proceeds from revolving credit facilities at certain of our subsidiaries. The acquisition of an additional 20.1% interest in the facility for a purchase price of $40.2 million is scheduled to be completed in September and October, 1999.

         For the fiscal year ended December 31, 1998, our board of directors declared a dividend on our outstanding common stock of $7.4 million which was paid in March, 1999. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures for our outstanding senior notes due 2004 and 2008 and the corporate credit facility, our ability to pay dividends and make other distributions to our shareholders is restricted.

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

         Changes in interest rates could have a significant impact on us. Interest rate changes affect the cost of capital needed to construct projects as well as interest expense of existing project financing debt. As with fuel price escalation risk, we attempt to hedge against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps on a portion of our indebtedness.

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

Interest Rate Sensitivity

         We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of June 30, 1999, there have been no significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 1998 filed with the Commission on March 31, 1999.

OTHER FINANCIAL RATIO DATA

         Set forth below are certain other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                                     LAST TWELVE-MONTHS ENDED          SIX-MONTHS ENDED
                                                            JUNE 30, 1999               JUNE 30, 1999
                                                     ------------------------           ----------------
              Parent EBITDA                                    $64,143                       $35,941
              Parent Fixed Charges                              25,322                        16,150
              Parent EBITDA/Parent Fixed Charges                  2.53                          2.23

         Parent EBITDA represents cash flow to Cogentrix Energy prior to debt service and income taxes of Cogentrix Energy. Parent Fixed Charges include cash payments made by Cogentrix Energy related to outstanding indebtedness of Cogentrix Energy and the cost of funds associated with Cogentrix Energy's guarantees of some of its subsidiaries' indebtedness. Parent EBITDA is not presented here as a measure of operating results. Our management believes Parent EBITDA is a useful measure of Cogentrix Energy's ability to service debt. Parent EBITDA should not be construed as an alternative either (a) to operating income (determined in accordance with generally accepted accounting principles) or (b) to cash flows from operating activities (determined in accordance with generally accepted accounting principles).

YEAR 2000 COMPLIANCE

         We continue to assess our readiness with the Year 2000 issue. Our corporate business critical systems were year 2000 compliant at June 30, 1999. We expect that our other business critical systems, such as embedded technology systems, business partners and vendor systems will be Year 2000 compliant by the fourth quarter of 1999. Non-compliance with the embedded technology systems, or business partner and vendor systems could result in temporary shutdown of the facilities and equipment damage. The investigation, analysis, remediation and contingency planning for embedded technology at the facilities was completed before January 1, 1999. The investigation and analysis identified no significant Year 2000 issues. Our facilities, as currently configured, require no action to be Year 2000 operational, but remediation is underway and scheduled for completion by October, 1999 to address non-operational Year 2000 functions. We will continue to communicate with critical suppliers, vendors, joint venture partners and major customers to assess their compliance efforts and our exposure to their efforts. We have not incurred any significant additional expenses related to the Year 2000 issue in the quarter ended June 30, 1999. At this time, we do not expect a major impact from non-compliant Year 2000 suppliers, vendors, joint venture partners or major customers. We have developed contingency plans for all of the critical systems. These plans were developed to address our most likely worse case scenario which is the inability of our facilities to produce and distribute power. These plans have been tested, and appear to be adequate. Despite our current expectations, we cannot guarantee that no interruptions or other limitations of financial and operating system functionality will occur or that we will not ultimately incur significant, unplanned costs to avoid such interruptions or limitations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Three of our indirect, wholly-owned subsidiaries are parties to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. We cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsels retained to represent these subsidiaries in defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations, or on Cogentrix Energy's ability to generate cash flow to service its outstanding debt.

         In addition, we experience other routine litigation in the normal course of our business. Our management is of the opinion that none of this routine litigation should have a material adverse effect on our consolidated financial position, results of operation, or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits


                  Exhibit No.                    Description of Exhibit
                  -----------                    ----------------------

                    3.1 Articles of Incorporation of Cogentrix Energy, Inc. (3.1) (1)

                    3.2 Amended and Restated Bylaws of Cogentrix Energy, Inc., as amended. (3.2)(5)

                    4.1 Indenture, dated as of March 15, 1994, between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note. (4.1)(2)

                    4.2 Indenture, dated as of October 20, 1998 between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note. (4.2) (3)

                    4.3 First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee. (4.3) (3)

                    4.4 Registration Agreement, dated as of October 20, 1998, by and among Cogentrix Energy, Inc., Salomon Smith Barney Inc., Goldman, Sachs & Co. and CIBC Oppenheimer Corp. (4.4)
                                    (3)

                    4.5 Registration Agreement, dated as of November 25, 1998, between Cogentrix Energy, Inc. and Salomon Smith Barney, Inc. (4.5) (3)

                    4.6 Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee. (4.6) (4)

                   10.1 Second Amendment, dated as of April 20, 1999, to Coal Sales Agreement, dated as of December 15, 1986, by and between Cogentrix Virginia Leasing Corporation and Arch Coal Sales Company. (*)

                   10.2 Amendment No. 1 to the Third Amended and Restated Loan Agreement dated December 22, 1997 between Cogentrix Virginia Leasing Company and several banks and other financial institutions.

                   10.3 Steam Purchase Contract, effective as of January 1, 1999, by and between Celanese Chemical Inc. and Cogentrix Virginia Leasing Corporation. (*)

                   10.4 Steam Purchase Contract, effective as of January 1, 1999, by and between BASF Corporation and Cogentrix Virginia Leasing Corporation. (*)

                   27 Financial Data Schedule, which is submitted electronically to the U.S. Securities and Exchange Commission for information only and is not filed.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter covered by this report.

                  (*) Certain portions of this exhibit have been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                  (1) Incorporated by reference to Registration Statement on Form S-1 (File No. 33-74254) filed January 19, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

                  (2) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

                  (3) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-67171) filed November 12, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

                  (4) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 33-67171) filed January 27, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

                  (5) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 17, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COGENTRIX ENERGY, INC.
                                   (Registrant)


August 16, 1999                               /s/Thomas F. Schwartz
                                   --------------------------------------------
                                   Thomas F. Schwartz
                                   Senior Vice President - Finance
                                   Treasurer
                                   (Principal Financial and Accounting Officer)