Form 10-Q
period 1999-09-30
COGENTRIX ENERGY INC
filed 1999-11-15
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



On November 15, 1999, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                                                                                        PAGE NO.
                                                                                        --------
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at September 30, 1999 (Unaudited)
            and December 31, 1998                                                            3

         Consolidated Statements of Income for the Three-Months and Nine-Months
            Ended September 30, 1999 and 1998 (Unaudited)                                    4

         Consolidated Statements of Cash Flows for the Nine-Months
            Ended September 30, 1999 and 1998 (Unaudited)                                    5

         Notes to Consolidated Condensed Financial Statements (Unaudited)                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                        9

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                                   16

Signatures                                                                                  18

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (dollars in thousands)

                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                   1999            1998
                                                                                ----------      ----------
                                                                                (Unaudited)      (Audited)
                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $   46,562      $   48,207
  Restricted cash                                                                   53,227          40,604
  Accounts receivable                                                               70,870          66,586
  Inventories                                                                       19,794          18,697
  Other current assets                                                               4,690           4,061
                                                                                ----------      ----------
    Total current assets                                                           195,143         178,155

NET INVESTMENT IN LEASES                                                           499,786         498,614

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation:  September 30, 1999, $253,958; December 31, 1998, $225,928         445,289         473,065

LAND AND IMPROVEMENTS                                                                4,800           3,981

DEFERRED FINANCING AND ORGANIZATION COSTS,
  net of accumulated amortization:  September 30, 1999, $18,612;
  December 31, 1998, $15,557                                                        34,318          37,007

NATURAL GAS RESERVES                                                                   934           1,557

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                           326,937         251,312

OTHER ASSETS                                                                        74,434          56,160
                                                                                ----------      ----------
                                                                                $1,581,641      $1,499,851
                                                                                ==========      ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                             $   89,360      $   86,255
  Accounts payable                                                                  30,326          25,511
  Accrued compensation                                                               6,254           8,096
  Accrued interest payable                                                          18,293           7,729
  Accrued dividends payable                                                           --             7,398
  Other accrued liabilities                                                         20,838          13,492
                                                                                ----------      ----------
    Total current liabilities                                                      165,071         148,481

LONG-TERM DEBT                                                                   1,140,458       1,127,184

DEFERRED INCOME TAXES                                                               58,540          52,306

MINORITY INTERESTS                                                                  68,700          61,167

OTHER LONG-TERM LIABILITIES                                                         25,182          22,850
                                                                                ----------      ----------
                                                                                $1,457,951      $1,411,988
                                                                                ----------      ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
    282,000 shares issued and outstanding                                              130             130
  Accumulated earnings                                                             123,560          87,733
                                                                                ----------      ----------
                                                                                   123,690          87,863
                                                                                ----------      ----------
                                                                                $1,581,641      $1,499,851
                                                                                ==========      ==========

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
     For the Three-Months and Nine-Months Ended September 30, 1999 and 1998 (Unaudited) (dollars in thousands, except for earnings per common share)

                                                                           THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                        -------------------------       -------------------------
                                                                          1999            1998            1999             1998
                                                                        ---------       ---------       ---------       ---------

OPERATING REVENUE:
  Electric                                                              $  88,405       $  84,832       $ 233,771       $ 231,200
  Steam                                                                     5,869           5,620          18,780          19,325
  Lease                                                                    11,178          11,134          33,509          23,567
  Service revenue under capital leases                                     12,089          12,703          34,983          25,955
  Income from unconsolidated investments in power projects                  5,570             829          16,302           2,626
  Other                                                                     4,359           7,554          12,462          14,855
                                                                        ---------       ---------       ---------       ---------
                                                                          127,470         122,672         349,807         317,528
                                                                        ---------       ---------       ---------       ---------

OPERATING EXPENSES:
  Fuel                                                                     25,855          23,576          61,318          62,500
  Operations and maintenance                                               17,156          17,309          51,375          49,581
  Cost of services under capital leases                                    12,617          14,019          38,797          29,358
  General, administrative and development                                   8,214           8,613          29,044          27,765
  Depreciation and amortization                                            10,863          10,308          32,639          30,923
                                                                        ---------       ---------       ---------       ---------
                                                                           74,705          73,825         213,173         200,127
                                                                        ---------       ---------       ---------       ---------
OPERATING INCOME                                                           52,765          48,847         136,634         117,401

OTHER INCOME (EXPENSE):
  Interest expense                                                        (24,158)        (19,726)        (71,465)        (52,811)
  Investment and other income, net                                          1,887           1,304           4,907           5,169
  Equity in net loss of affiliates, net                                       (60)         (3,157)           (166)         (3,242)
                                                                        ---------       ---------       ---------       ---------

INCOME BEFORE MINORITY INTERESTS IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS                                      30,434          27,268          69,910          66,517

MINORITY INTERESTS IN INCOME BEFORE
  EXTRAORDINARY LOSS                                                       (4,393)         (4,187)        (10,875)         (9,800)
                                                                        ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                                       26,041          23,081          59,035          56,717

PROVISION FOR INCOME TAXES                                                 (9,949)         (8,832)        (23,208)        (22,237)
                                                                        ---------       ---------       ---------       ---------

INCOME BEFORE EXTRAORDINARY LOSS                                           16,092          14,249          35,827          34,480

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of minority interest and income tax benefit of $473           --              --              --              (743)
                                                                        ---------       ---------       ---------       ---------

NET INCOME                                                              $  16,092       $  14,249       $  35,827       $  33,737
                                                                        =========       =========       =========       =========

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                                      $   57.06       $   50.53       $  127.05       $  122.27
  Extraordinary loss                                                         --              --              --             (2.63)
                                                                        ---------       ---------       ---------       ---------
                                                                        $   57.06       $   50.53       $  127.05       $  119.64
                                                                        =========       =========       =========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                282,000         282,000         282,000         282,000
                                                                        =========       =========       =========       =========

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                             (dollars in thousands)

                                                                                NINE-MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           ---------------------------
                                                                              1999              1998
                                                                           ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  35,827         $  33,737
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             32,639            30,923
    Deferred income taxes                                                      6,234            10,996
    Extraordinary loss on early extinguishment of debt                          --               2,067
    Minority interests in income, net of dividends                             7,345           (14,933)
    (Income) loss from investments in unconsolidated power projects          (15,911)              390
    Distributions from unconsolidated power projects                          16,784             6,842
    Minimum lease payments received                                           32,337            22,242
    Amortization of unearned lease income                                    (33,509)          (23,567)
    Increase in accounts receivable                                           (4,284)           (6,410)
    Increase in inventories                                                     (474)           (2,392)
    Increase (decrease) in accounts payable                                    4,815            (3,479)
    Increase in accrued liabilities                                           16,068             5,213
    Increase in other                                                        (17,197)           (6,350)
                                                                           ---------         ---------
       Net cash flows provided by operating activities                        80,674            55,279
                                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                                   (1,538)           (4,510)
    Decrease in marketable securities                                           --              42,118
    Investments in affiliates                                                (76,498)           (1,000)
    Acquisition of facilities, net of cash acquired                             --            (155,324)
    Decrease (increase) in restricted cash                                   (12,623)            9,868
                                                                           ---------         ---------
       Net cash flows used in investing activities                           (90,659)         (108,848)
                                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                            (7,398)           (2,140)
    Proceeds from issuance of debt                                            86,280           170,900
    Repayments of debt                                                       (69,768)         (155,673)
    Increase in deferred financing costs                                        (774)           (1,713)
                                                                           ---------         ---------
       Net cash flows provided by financing activities                         8,340            11,374
                                                                           ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,645)          (42,195)

CASH AND CASH EQUIVALENTS, beginning of period                                48,207            71,833
                                                                           ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                                   $  46,562         $  29,638
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

         Information presented as of September 30, 1999 and for the three-months and nine-months ended September 30, 1999 and 1998 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-months ended September 30, 1999 and 1998. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

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

         Certain reclassifications have been made to the prior year's financial statements to conform with the classification used in the financial statements as of September 30, 1999, and for the three-months and nine-months ended September 30, 1999.

2.       COGENTRIX OF PENNSYLVANIA, INC.

         In January, 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate the Ringgold facility's power purchase agreement. This termination agreement was the result of a request for proposals to buy-back or restructure power sales agreements issued to all major operating independent power producer projects in Penelec's territory in April, 1997. The termination agreement provides for a payment to the Company of approximately $21.0 million, which will be sufficient to retire all of Cogentrix of Pennsylvania, Inc.'s ("CPA") outstanding project debt. The buy back of the power purchase agreement is subject to the issuance of a non-appealable, final order by the Pennsylvania Public Utility Commission granting Penelec the authority to fully recover from its customers the consideration paid to CPA under the buyout agreement. The original agreement expired in December, 1998 and was extended through June, 1999. The Company further extended the agreement through December, 1999. Management does not expect this event, if it occurs, to have an adverse impact on the Company's consolidated results of operations, cash flows or financial position.

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

         The Company accounted for the LS Acquisition using the purchase method of accounting. The accompanying consolidated condensed balance sheets as of September 30, 1999 and December 31, 1998 reflect 100% of the assets and liabilities of the partnerships acquired. The minority owner's share of the partnerships' net assets is included in "minority interests" on the accompanying consolidated condensed balance sheets as of September 30, 1999 and December 31, 1998. The accompanying consolidated statement of income for the nine-months ended September 30, 1998 includes the results of operations of the acquired facilities since the closing date of the LS Acquisition on March 20, 1998. The accompanying consolidated statement of income for the nine-months ended September 30, 1999 includes the results of operations of the acquired facilities for nine months.

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

         The Bechtel Acquisition was accounted for using the purchase method of accounting, which resulted in the recognition of a net purchase premium of approximately $66.5 million. The purchase premiums or discounts related to the Bechtel Acquisition are being amortized over the remaining lives of the facilities or over the remaining terms of the power purchase agreements. The Company is using the equity method of accounting to account for its ownership interests in eight of these twelve facilities and the cost method to account for its ownership interests in the other four.

         On June 4, 1999, the Company entered into an agreement to purchase an additional 40% interest in the Indiantown facility, one of the twelve electric generating facilities included in the Bechtel Acquisition. The agreement calls for the purchase to be made during 1999 in three phases, the first of which, the purchase of a 19.9% interest, occurred on June 4, 1999. The second phase, a purchase of an additional 20% interest occurred on September 20, 1999. The first and second phases of the acquisition were accounted for as a purchase and resulted in a total premium of approximately $37.9 million that will be amortized over the remaining life of the facility. The remaining phase, comprising a 0.1% interest, will be completed during the fourth quarter of 1999. The Company will account for the acquisition of the additional interest as a purchase, and will use the equity method of accounting to account for its entire ownership in the Indiantown facility.

4.       COGENTRIX EASTERN AMERICA REVOLVING CREDIT FACILITY

         Cogentrix Eastern America (CEA), an indirect wholly-owned subsidiary of Cogentrix Energy, has entered into a $75 million, three-year revolving credit facility. CEA is a special purpose holding company formed to hold Cogentrix Energy's ownership interests in the twelve electric generating facilities acquired in the Bechtel Acquisition. The commitment under the credit facility reduces to $67.5 million after one year and $60 million after two-years. This credit facility will be used to finance a portion of the purchase price for the additional ownership interest in the Indiantown facility acquired in 1999.

5.       PENDING CLAIMS AND LITIGATION

         One of Cogentrix Energy's indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, the subsidiary will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent this subsidiary in defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on the Company's consolidated financial position or results of operations or Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

         In addition, the Company experiences other routine litigation in the normal course of its business. The Company's management is of the opinion that none of this routine litigation should have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

6.       NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheets as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item on the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that hedge accounting.

         In June, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying the effectiveness of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000.

         The Company has not yet quantified the impacts of SFAS No. 133 on its consolidated financial statements and has not yet determined the timing or method of adoption of SFAS No. 133. SFAS No. 133 could, however, increase volatility in earnings.

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

GENERAL

         Cogentrix Energy is an independent power producer that, through its direct and indirect subsidiaries, acquires, develops, owns and operates electric generating plants, principally in the United States. We derive most of our revenue from the sale of electricity, but we also produce and sell steam. We sell the electricity we generate, principally under long-term power purchase agreements, to regulated electric utilities. We sell the steam we produce to industrial customers with manufacturing or other facilities located near our electric generating plants. We were one of the early participants in the market for electric power generated by independent power producers that developed as a result of energy legislation the United States Congress enacted in 1978. We believe we are one of the largest independent power producers in the United States based on our total project megawatts in operation.

         We currently own - entirely or in part - a total of 25 electric generating plants in the United States. Our 25 plants are designed to operate at a total production capability of approximately 4,000 megawatts. After taking into account our part interests in the 16 plants that are not wholly-owned by us, which range from 3.3% to approximately 74.0%, our net equity interest in the total production capability of our 25 electric generating plants is approximately 1,842 megawatts. We currently operate 12 of our plants, 10 of which we developed and constructed.

         When our plant under construction in Batesville, Mississippi begins operation, we will have ownership interests in a total of 26 domestic electric generating plants that are designed with a total production capability of 4,800 megawatts. Our net equity interest in the total production capability of those 26 facilities will be approximately 2,262 megawatts.

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

Results of Operations - Three-Months and Nine-Months Ended September 30, 1999 and 1998:

                                        Three-Months Ended September 30,                Nine-Months Ended September 30,
                                  -------------------------------------------     -------------------------------------------
                                          1999                   1998                    1999                    1998
                                  -------------------     -------------------     -------------------     -------------------
                                        (Dollars in thousands, unaudited)              (Dollars in thousands, unaudited)

Total operating revenues          $127,470       100%     $122,672       100%     $349,807       100%     $317,528       100%
Operating costs                     55,628        44        54,904        45       151,490        43       141,439        44
General, administrative
       and development               8,214         6         8,613         7        29,044         8        27,765         9
Depreciation and amortization       10,863         9        10,308         8        32,639        10        30,923        10
                                  --------     -----      --------     -----      --------     -----      --------     -----

Operating income                  $ 52,765        41%     $ 48,847        40%     $136,634        39%     $117,401        37%
                                  ========     =====      ========     =====      ========     =====      ========     =====

         Total operating revenues increased 3.9% to $127.5 million for the third quarter of 1999 as compared to the third quarter of 1998. This increase was primarily attributable to $4.7 million in earnings in the third quarter of 1999 from the power projects acquired in the Bechtel Acquisition in October, 1998. To a lesser extent, operating revenues were impacted by an increase in electric revenue from the Richmond, Hopewell, and Portsmouth facilities related to an increase in megawatt hours sold to the purchasing utility and an increase in capacity revenue at the Southport and Roxboro facilities related to the declaration of electric capacity.

         Our operating revenues for the nine-month period ended September 30, 1999, which increased 10.2% to $349.8 million as compared to $317.5 million for the nine-month period ended September 30, 1998, were largely influenced by some of the same factors discussed above: the Bechtel Acquisition, the increase in electric revenue at the Richmond and Portsmouth facilities and the increase in capacity revenue at the Southport and Roxboro facilities. The increase in operating revenues for the nine-month period ended September 30, 1999 was also attributable to an increase in lease and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater facilities in which we acquired our interests on March 20, 1998. The increase in operating revenues was partially offset by a decrease in electric revenue at the Lumberton and Kenansville facilities related to a decrease in megawatt hours sold to the purchasing utility and a decrease in capacity revenue related to the declaration of electric capacity.

         Our operating costs increased 1.3% to $55.6 million for the third quarter of 1999 as compared to the third quarter of 1998. This increase resulted primarily from the increase in fuel expense as a result of an increase in megawatt hours sold to the purchasing utilities at the Richmond, Hopewell and Portsmouth facilities. The increase in operating costs was partially offset by a decrease in fuel expense at the Rocky Mount facility related to a decrease in megawatt hours sold to the purchasing utility for the three-month period ended September 30, 1999.

         Our operating costs for the nine-month period ended September 30, 1999, increased 7.1% to $151.5 million as compared to $141.4 million for the nine-month period ended September 30, 1998. This increase was primarily the result of a significant increase in the costs of services incurred at the Cottage Grove and Whitewater facilities. We also had an increase in routine maintenance expenses at the Hopewell and Ringgold facilities, an increase in operating expenses at ReUse Technology, Inc., a wholly owned subsidiary of Cogentrix Energy and an increase in fuel expense as a result of an increase in megawatt hours sold to the purchasing utilities at the Richmond and Portsmouth facilities. The increase in operating expenses was partially offset by a decrease in operating costs incurred at the Richmond facility related to routine maintenance performed during the nine-month period ended September 30, 1998, a decrease in fuel expense at the Southport facility related to reduced steam demand from the steam host and a decrease in fuel expense as a result of a decrease in the megawatt hours sold to the purchasing utility at the Rocky Mount facility.

         General, administrative and development expense decreased 4.6% to $8.2 million for the third quarter of 1999 as compared to the third quarter of 1998. This decrease related primarily to a decrease in travel and other development expenses related to international development activity. The decrease is also the result of capitalizing costs related to several projects in active development in the third quarter of 1999, as compared to expensing all development costs in the third quarter of 1998. These decreases were partially offset by increases in information system consulting costs. General, administrative and development expenses increased 4.6% to $29.0 million for the nine-month period ended September 30, 1999 as compared to the corresponding period of 1998. The increase for the nine-month period is primarily attributable to increased costs related to payroll and employee benefits and also to an increase in information system consulting costs. The increase in general, administrative and development expenses was partially offset by the factors discussed above: a decrease in travel and other project development expenses related to a reduction in international development activity, and the capitalization of costs related to several projects in active development.

         Interest expense increased 22.5% to $24.2 million for the quarter ended September 30, 1999 and 35.3% to $71.5 million for the nine-months ended September 30, 1999 as compared to the corresponding periods of 1998. Our weighted average long-term debt increased to $1.2 billion, with a weighted average interest rate of 7.8% through the third quarter of 1999, as compared to weighted average long-term debt of $968 million, with a weighted average interest rate of 7.27% through the third quarter of 1998. The increases in interest expense and weighted average debt outstanding were related to the inclusion of the project finance debt of the Cottage Grove and Whitewater facilities acquired in March, 1998. The increases also relate to our issuance of $255 million of 8.75% senior notes during the fourth quarter of 1998, and borrowings incurred during the first nine months of 1999 under revolving credit facilities at some subsidiaries. The increase in interest expense was partially offset by a decrease in interest expense at several of our project subsidiaries resulting from the scheduled repayment of outstanding project finance debt.

         The increase in minority interest in income for the third quarter of 1999 as compared to the third quarter of 1998 related primarily to an increase in earnings at the Cottage Grove and Whitewater facilities related to a decrease in operating costs at the Cottage Grove facility due to a decrease in fuel costs, and an increase in the variable energy rate charged to the purchasing utility at the Whitewater facility. The increase in minority interest in income for the nine-month period ended September 30, 1999 as compared to the corresponding period of 1998 related to an increase in earnings associated with the Cottage Grove and Whitewater facilities, interests in which we acquired on March 20, 1998. The results of operations for the nine-month period ended September 30, 1999 include a full nine months of earnings for the Cottage Grove and Whitewater facilities, as compared to less than seven months for the nine-month period ended September 30, 1998.

         The extraordinary loss on early extinguishment of debt for 1998 related to the refinancing of the Hopewell facility's project debt in February, 1998. The loss consisted of a write-off of the deferred financing costs on the Hopewell facility's original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

LIQUIDITY AND CAPITAL RESOURCES

         The principal components of operating cash flow for the nine-month period ended September 30, 1999 were net income of $35.8 million, increases due to adjustments for depreciation and amortization of $32.6 million, deferred income taxes of $6.2 million, minority interest in income, net of dividends, of $7.3 million, and equity in net income of unconsolidated affiliates, net of dividends of $0.9 million, which were partially offset by amortization of unearned lease income, net of minimum lease payments received, of $1.1 million and a net $1.0 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $80.7 million, proceeds from borrowings of $86.3 million and cash on hand at the beginning of the period of $1.6 million were primarily used to purchase property, plant and equipment of $1.5 million, repay project finance borrowings of $69.8 million, pay financing costs of $0.8 million, pay a common stock dividend of $7.4 million, fund $12.6 million of escrow, and purchase additional interests in unconsolidated affiliates of $76.5 million.

         Historically, we have financed each facility primarily under financing arrangements and related documents, which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit, and interest thereon, is secured solely by the physical assets, agreements, cash flow and, in some cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing". The project financing debt of our subsidiaries and joint ventures, aggregating $830.4 million as of September 30, 1999, is non-recourse to Cogentrix Energy and our other project subsidiaries, except in connection with transactions in which Cogentrix Energy has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits that the projects may experience as a result of incurring some types of costs, subject to an aggregate cap of $51.9 million.

         In addition, Cogentrix, Inc., which is an indirect subsidiary of Cogentrix Energy, has guaranteed two project subsidiaries' obligations to the purchasing utility under five power sales agreements. Three of these power sales agreements provide that, in the event of early termination that is not for cause, the project subsidiary must pay the utility a termination charge equal to the excess paid for capacity and energy over what would have been paid to the utility under the utility's published five-year capacity credit and variable energy rates plus interest. The remaining two power sales agreements provide that, in the event of early termination, the project subsidiary must pay the utility the cost of replacing the electricity from a third party for the remainder of the agreement's term. Because these project subsidiaries' obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of potential exposure under these guarantees cannot be quantified. If we or our subsidiary were required to satisfy all of these guarantees and other obligations or even one or more of the significant ones, it could have a material adverse effect on our results of operation, financial position or cash flows.

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

         The ability of our project subsidiaries and the project entities in which we have an investment to pay dividends and management fees periodically to Cogentrix Energy is subject to limitations in their project credit documents. These limitations generally require that: (a) project debt service payments be current, (b) project debt service coverage ratios be met, (c) all project debt service and other reserve accounts be funded at required levels and (d) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project entities in which we have an investment.

         As of September 30, 1999, we had long-term debt, including the current portion thereof, of approximately $1.2 billion. With the exception of the $355 million of senior notes currently outstanding, substantially all of our indebtedness is project financing debt, a large portion of which is non-recourse to Cogentrix Energy. Future annual maturities of long-term debt range from $54.7 to $90.0 million in the five-year period ending December 31, 2003. We believe that our project subsidiaries and the project entities in which we have an investment will generate sufficient cash flow to pay all required debt service on the project financing debt and to allow them to pay management fees and dividends to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on outstanding balances under its corporate credit facility and the senior notes, to fund a significant portion of its development activities and to meet its other obligations. If, as a result of unanticipated events, our ability to generate cash from operating activities is significantly impaired, we could be required to curtail our development activities to meet our debt service obligations.

         We have a corporate credit facility with an existing term through October 2002, that provides direct advances to us, or the issuance of letters of credit for our benefit, in an amount up to $125 million. The corporate credit facility is unsecured and imposes covenants on us substantially the same as the covenants contained in the indentures, under which we issued our outstanding senior notes due 2004 and 2008, as well as financial condition covenants. We have used approximately $60 million of the credit availability under the corporate credit facility for letters of credit issued in connection with the Bechtel Acquisition and the Batesville Acquisition. The balance of the commitment under the corporate credit facility is available, subject to any limitations imposed by the covenants contained therein and in the indentures, under which we issued our outstanding senior notes due 2004 and 2008, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

         In September 1999, Cogentrix Eastern America, Inc., our subsidiary formed to hold our interests in the twelve electric generating facilities we acquired in the Bechtel Acquisition, entered into its own $75 million, three-year revolving credit facility. The commitment under this facility reduces to $67.5 million after one-year and to $60 million after two years. With the closing of this credit facility, our subsidiaries now maintain revolving credit facilities, which are non-recourse to Cogentrix Energy, with aggregate commitments of $143.7 million. As of September 30, 1999, we had $57.2 million available under these facilities.

         As a result of a March, 1999 arbitration award related to a contract dispute with a coal supplier, we were obligated to pay the coal supplier approximately $8 million in 1999. We made this payment from cash on hand in the third quarter of 1999. Approximately $3 million of this award was related to the reduction in purchase quantities for prior periods and approximately $5 million was related to the reduction in purchase quantities from the date of the award through the balance of the term of the coal contract, which ends in September, 2001. The future reduction in purchase quantities provides a future economic benefit to our project subsidiary.

         In June, 1999, we entered into an agreement to purchase an additional 40% ownership interest in the Indiantown cogeneration facility in a three-phase transaction. We paid $39.8 million to acquire a 19.9% interest in the facility in June, 1999 and $36.6 million to acquire a 20% interest in the facility in September, 1999. We funded the purchase of these interests with proceeds from revolving credit facilities. The acquisition of an additional 0.1% interest in the Indiantown facility is scheduled to be completed in the fourth quarter of 1999.

         We have entered into commitments with a turbine supplier to purchase a specified number of turbines with specified delivery dates. We have made $8.6 million in non-refundable deposits related to these commitments through September 30, 1999. We expect to make additional progress payments of $19.3 million in 1999 prior to closing the financing for the projects that will use the turbines.

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

Interest Rate Sensitivity

         We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of September 30, 1999, there have been no significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 1998 filed with the Commission on March 31, 1999.

OTHER FINANCIAL RATIO DATA

         Set forth below are other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                                      Nine-Months Ended       Last Twelve-Months Ended
                                                     September 30, 1999          September 30, 1999
                                                  ------------------------       ------------------
              Parent EBITDA                              $ 60,272                    $ 78,982
              Parent Fixed Charges                       $ 24,426                    $ 31,256
              Parent EBITDA/Parent Fixed Charges             2.47                        2.53

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

YEAR 2000 COMPLIANCE

         We have completed our investigation, analysis, remediation and contingency planning for our corporate business critical systems, as well as our embedded technology systems for our mission critical facilities. The investigation and analysis identified no significant Year 2000 issues. We will continue to communicate with critical suppliers, vendors, joint venture partners and major customers to assess their compliance efforts and our exposure to any Year 2000 problems they may experience. We did not incur any significant additional expenses related to the Year 2000 issue in the quarter ended September 30, 1999. At this time, we do not expect a major impact from non-compliant Year 2000 suppliers, vendors, joint venture partners or major customers. We have developed contingency plans for all of the critical systems. These plans were developed to address our most likely worse case scenario which is the inability of our facilities to produce and distribute power. These plans have been tested, and appear to be adequate. We cannot guarantee, however, that no interruptions or other limitations of financial and operating system functionality will occur or that we will not ultimately incur significant, unplanned costs to avoid such interruptions or limitations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         One of our indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. We cannot currently estimate the range of possible loss, if any, our subsidiary will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent this subsidiary in defense of these claims
- that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations, or on Cogentrix Energy's ability to generate cash flow to service its outstanding debt.

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

                  4.5 Registration Agreement, dated as of November 25, 1998, between Cogentrix Energy, Inc. and Salomon Smith Barney, Inc. (4.5) (3)

                  4.6 Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee. (4.6) (4)

                  10.1 Credit Agreement, dated as of September 8, 1999, between Cogentrix Eastern America, Inc. and Dresdner Bank, AG, as administrative agent.

                  10.2 Pledge Agreement, dated as of September 8, 1999 between Cogentrix Delaware Holdings, Inc. and Dresdner Bank AG as administrative agent.

                  10.3              Amendments to Cogentrix Energy, Inc.
                                    Supplemental Retirement Savings Plan.

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



                                    COGENTRIX ENERGY, INC.
                                    (Registrant)


November 15, 1999                   /s/Thomas F. Schwartz
                                    --------------------------------------------
                                    Thomas F. Schwartz
                                    Senior Vice President - Finance
                                    Treasurer
                                    (Principal Financial and Accounting Officer)