Form 10-K405
period 1999-12-31
COGENTRIX ENERGY INC
filed 2000-03-30
CIK 917711

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Number of shares of Common Stock, no par value, outstanding at March 30,
2000:       282,000

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COGENTRIX ENERGY, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                         PAGE
                                                                         ----
PART I
Item 1:    Business....................................................    3
Item 2:    Properties..................................................   23
Item 3:    Legal Proceedings...........................................   23
Item 4:    Submission of Matters to a Vote of Security Holders.........   23

PART II
Item 5:    Market for the Registrant's Common Stock and Related
           Shareholder Matters.........................................   24
Item 6:    Selected Consolidated Financial Data........................   25
Item 7:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   26
Item 8:    Financial Statements and Supplementary Data.................   37
Item 9:    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   68

PART III
Item 10:   Directors and Executive Officers of the Registrant..........   68
Item 11:   Executive Compensation......................................   71
Item 12:   Security Ownership of Certain Beneficial Owners and
           Management..................................................   75
Item 13:   Certain Relationships and Related Transactions..............   76

PART IV
Item 14:   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   77

Signatures.............................................................   86

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Cogentrix Energy, Inc. is an independent power producer that through its direct and indirect subsidiaries acquires, develops, owns and operates electric generating plants, principally in the United States. We derive most of our revenue from the sale of electricity, but we also produce and sell steam. We sell the electricity we generate, primarily under long-term power purchase agreements, to regulated electric utilities and power marketers. We sell the steam we produce to industrial customers with manufacturing or other facilities located near our electric generating plants. We were one of the early participants in the market for electric power generated by independent power producers that developed as a result of energy legislation the United States Congress enacted in 1978. We believe we are one of the larger independent power producers in the United States based on our total project megawatts in operation.

     We currently own -- entirely or in part -- a total of 25 electric generating facilities in the United States. Our 25 plants are designed to operate at a total production capability of approximately 4,000 megawatts. After taking into account our part interests in the 16 plants that are not wholly-owned by us, which range from 1.7% to approximately 74%, our net ownership interests in the total production capability of our 25 electric generating facilities is approximately 1,840 megawatts. We currently operate 12 of our facilities, 10 of which we developed and constructed.

     We also have an ownership interest in and will operate three facilities currently under construction in Mississippi, Oklahoma and Idaho. Once these facilities begin operation, we will have ownership interests in a total of 28 domestic electric generating facilities that are designed with a total production capability of approximately 5,870 megawatts. Our net equity interest in the total production capability of those 28 facilities will be approximately 3,190 megawatts.

     Unless the context requires otherwise, references in this report to "we," "us," "our," or "Cogentrix" refer to Cogentrix Energy, Inc. and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix Energy" refers only to Cogentrix Energy, Inc., which is a development and management company that conducts its business primarily through subsidiaries. Cogentrix Energy's subsidiaries that are engaged in the development, ownership or operation of cogeneration facilities are sometimes referred to individually as a "project subsidiary" and collectively as Cogentrix Energy's "project subsidiaries."

TRENDS AFFECTING THE DOMESTIC ELECTRIC GENERATING INDUSTRY AND OUR BUSINESS

  Increasing Competition in the Domestic Electric Generating Industry

     In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives are currently being adopted or considered at both state and federal levels to increase competition in the domestic electric generating industry. We believe that these regulatory initiatives will lead to the transformation of the existing regulated market, which sells to a captive customer base, to a more competitive market in which end users may purchase electricity from a variety of suppliers, including non-utility generators, power marketers, public utilities and others. Our management believes that these market trends will create significant new business opportunities for us because we have demonstrated our ability to construct and operate efficient, low-cost electric generating facilities.

  Growing Market for Sale of Electric Generating Assets

     Regulatory initiatives to restructure the United States electric industry have led to the development of a growing market for the sale of electric generating assets principally by utilities, but also by independent power producers and industrial companies. In addition to regulatory pressure, some utilities' managements have decided for strategic reasons to sell some or all of their generating assets and to concentrate on the transmission and distribution segments of the power supply market. If this trend continues, it may create additional investment opportunities for us. In connection with acquiring -- entirely or in part -- any additional electric generating assets, we expect to reduce our exposure to electric market price risk by entering into contractual arrangements with fuel suppliers, utilities and/or power marketers under which they would assume some or all of the risks associated with fluctuations in energy prices.

  Expansion of our Options Resulting from Passage of the Energy Policy Act

     The passage of the Energy Policy Act in 1992 significantly expanded the options available to independent power producers, particularly with respect to siting a generating facility. Among other things, the Energy Policy Act enables independent power producers to obtain an order from the Federal Energy Regulatory Commission requiring an intermediary utility to give access to its transmission lines to transmit or "wheel" electric power from a generating facility to its utility purchaser. The availability of wholesale transmission "wheeling" could be an important aspect in the development of new projects. For example, we may be able to develop a project in one utility's service territory and "wheel" the electric power produced by the project through the transmission lines of that utility to a second utility or another wholesale purchaser. The Energy Policy Act also created a new class of generator -- exempt wholesale generators -- that, unlike qualifying facilities, are not required to use alternative or renewable fuels or to have useful thermal energy output. See "Regulation -- Energy Regulations" herein.

OUR DEVELOPMENT AND ACQUISITION STRATEGY

     We intend to remain among the leaders in the independent power industry by developing and constructing or acquiring -- entirely or in part -- electric generating facilities in the United States and in foreign countries where the political climate is conducive to increased foreign investment.

     We have targeted three market segments for our future acquisition and development activities. They are:

     - Developing new, electric generating facilities using natural gas as fuel

     - Acquiring interests in existing domestic electric generating plants

     - Developing, owning, managing and operating on-site cogenerating facilities for large industrial customers with significant energy needs

     Developing New Electric Generating Plants. We intend to pursue domestic development of new, highly-efficient, low-cost plants, concentrating on facilities that use natural gas as fuel. We expect these facilities to enter into long-term contractual arrangements with fuel suppliers, electric utilities or power marketers. These contractual arrangements will provide us a scheduled and/or indexed payment for electricity and result in the fuel supplier, electric utility or power marketer assuming the risks associated with energy price fluctuations. We also intend to pursue international project development opportunities on a highly selective basis. We expect to do so only in those countries where demand for power is growing rapidly, private investment is encouraged and favorable financing conditions exist.

     Acquiring Interests in Existing Domestic Electric Generating Plants. Our candidates for future acquisitions will generally already have entered into power sales contracts with electric utilities or other customers whose senior unsecured debt carries investment-grade credit ratings. We may also seek to acquire interests in electric generating facilities that do not have contracts in place but are nonetheless highly efficient, low-cost providers that can take advantage of opportunities in a rapidly deregulating energy market. If we do, we intend to protect Cogentrix against the risk of changes in the market price for electricity by entering into contracts at the time of acquisition with fuel suppliers, utilities or power marketers which reduce or eliminate our exposure to this risk by establishing future prices and quantities for the electricity produced independent of the short-term market.

     Developing New or Managing Existing Plants for Industrial Companies. Many large, industrial companies with significant energy needs own on-site facilities for generating the electricity and producing the steam they require for their manufacturing, refining or other operations. We believe that cogenerating facilities with state-of-the-art technology developed by us could replace or upgrade existing facilities employing older technology that many of these industrial companies currently operate themselves. We also expect that many industrial companies choosing not to replace their existing facilities will seek to contract with companies like Cogentrix to manage and operate their existing facilities.

     We are concentrating on opportunities to develop or acquire interests in mid-sized electric generating facilities which use low-cost, state-of-the-art proven technology. We target projects that will allow us to capitalize on our reputation as a low-cost, efficient and reliable provider. We seek to manage the risks associated with owning and operating electric generating facilities by emphasizing diversification and balance among our investments in terms of the following criteria:

     - the geographic location of the facilities in which we have an ownership interest

     - the electric utility or power marketing customers for the electricity we generate and the industrial customers for the steam we produce

     - the technology we employ to generate electricity and produce steam

     - the coal, gas and other fuel suppliers to our plants

PROJECTS UNDER DEVELOPMENT

     Rathdrum, Idaho Project. We are developing jointly with Avista Power, Inc. a 270-megawatt electric generating facility to be located in Rathdrum, Idaho. Avista Turbine Power, Inc. will deliver natural gas to the plant and purchase the electrical output of the facility under a 25 year power purchase agreement. Cogentrix will have a 51% ownership interest and Avista Power will have a 49% ownership interest in the facility. We will have the lead role for the development, construction and operation of the facility.

     Subsequent to December 31, 1999, we closed the financing with a bank and a financial institution on a $126 million construction loan to fund the construction of the facility in Rathdrum, Idaho. We have begun construction and expect commercial operations to commence in the third quarter of 2001.

     Dominican Republic Project. We are in the advanced stages of developing a 300 megawatt electric generating facility in the Dominican Republic. The project will utilize fuel oil-fired, combined-cycle technology. We are serving as lead developer in a partnership with Commonwealth Development Corporation of Great Britain. The facility will sell electricity under a 20-year power purchase agreement with the Corporacion Dominicana de Electricidad ("CDE") supported by a Dominican government guarantee of the payment obligations. The project is expected to close financing and commence construction in the second quarter of 2000 with a commencement of operations in 2001.

PROJECT AGREEMENTS, FINANCING AND OPERATING ARRANGEMENTS FOR OUR FACILITIES

  Project Agreements

     Our facilities have long-term power sales agreements to sell electricity to electric utilities and power marketers. A facility's revenue from a power sales agreement usually consists of two components: variable payments, which vary in accordance with the amount of energy the facility produces, and fixed payments, which are received in the same amounts whether or not the facility is producing energy. Variable payments, which are generally intended to cover the costs of actually generating electricity, such as fuel costs, if supplied by the operating facility, and variable operation and maintenance expense, are based on a facility's net electrical output measured in kilowatt hours. Variable payment rates are either scheduled or indexed to the fuel costs of the electricity purchaser and/or an inflationary index.

     Fixed payments, which are intended to compensate us for the costs incurred by the project subsidiary whether or not it is generating electricity, such as debt service on the project financing, are more complex and are calculated based on a declared production capability of a facility. Declared production capability is the electric generating capability of a plant in megawatts that the project subsidiary contractually agrees to make available to the electricity purchaser. It is generally less than 100% of the facility's design production capability dictated by its equipment and design specifications. Fixed payments are based either on a facility's net electrical output and paid on a kilowatt-hour basis or on the facility's declared production capability and can be adjusted if actual production capability varies significantly from declared production capability.

     Many power sales agreements permit the electricity purchaser to direct the facility to deliver a variable amount of electrical output within limited parameters. This means the purchaser may, within those parameters, direct the facility to reduce or suspend the delivery of electricity. The power sales agreements of substantially all our facilities provide the electricity purchaser with the right to reduce or suspend their purchases of electricity whenever they determine that they can obtain lower cost power either by generating power at their own plants or by purchasing electricity in bulk from others. The power sales agreements for these facilities are structured in a manner such that when the amount of electrical output is reduced, the facility continues to receive the fixed payments, which cover fixed operating costs and debt service requirements and provide substantially all of the project subsidiary's profits. The variable payments, which cover the operating, maintenance and fuel costs incurred by the operating subsidiary to generate electricity, are received only for each kilowatt hour delivered.

     With some exceptions, our facilities produce process steam for use by an industrial customer which has a manufacturing or other facility located nearby. Our industrial customers, which include textile manufacturing companies, pharmaceutical manufacturing companies, chemical producers and synthetic fiber plants, use the process steam in their manufacturing processes. Our steam sales contracts with these industrial customers generally are long-term contracts that provide payment on a per thousand pound basis for steam delivered.

     With the exception of facilities in which the electricity purchaser is responsible for providing the fuel, each of our facilities purchases fuel under long-term supply agreements. Substantially all fuel supply contracts are structured so that the scheduled increases in the fuel cost are generally matched by increases in the variable payments received by the project subsidiary for electricity under its power sales agreement. This matching is typically affected by having the fuel prices escalate as a function of the solid fuel index of the purchasing utility. The matching is sometimes affected by contracting for scheduled increases in the variable payments under our power sales agreements designed to offset scheduled increases in fuel prices.

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

     Our facilities are financed using a high proportion of debt to equity. This leveraged financing permits us to develop projects with a limited equity base but also increases the risk that a reduction in revenues could adversely affect a particular project's ability to meet its debt or lease obligations. The lenders to each project subsidiary have security interests covering some or all of the aspects of the project, including the facility, related facility support agreements, the stock or partnership interest of our project subsidiaries, licenses and permits necessary to operate the facility and the cash flow derived from the facility. In the event of a foreclosure after a default, the project subsidiary would only retain an interest in the property remaining, if any, after all debts and obligations were paid.

     In addition, the debt of each operating project may reduce the liquidity of our interest in such project since any sale or transfer of its interest would, in most cases, be subject both to a lien securing such project debt and to transfer restrictions in the relevant financing agreements. Also, our ability to transfer or sell our interest in some of our projects is restricted by purchase options we have granted to an industrial steam customer and to a utility and certain rights of first refusal we have granted in favor of our power and steam purchasers.

     Because the project debt is "non-recourse", the lenders under these project financing structures cannot look to Cogentrix Energy or its other projects for repayment unless Cogentrix Energy or another project subsidiary expressly agrees to undertake liability. Cogentrix Energy has agreed to undertake limited financial support for certain of its project subsidiaries in the form of limited obligations and contingent liabilities. These obligations and contingent liabilities take the form of guarantees, indemnities, capital infusions and agreements to pay debt service deficiencies. To the extent Cogentrix Energy becomes liable under such guarantees and other agreements with respect to a particular project, distributions received by Cogentrix Energy from other projects may be used to satisfy these obligations. To the extent of these obligations, the lenders to a project may look to Cogentrix Energy and the distributions it receives from other projects for repayment. The aggregate contractual liability of Cogentrix Energy to its project lenders is, in each case, a small portion of the aggregate project debt. Thus, the project financing structures are generally described throughout this report as being "non-recourse" to Cogentrix Energy and its other projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our facilities are insured in accordance with covenants in each project's debt financing agreements. Coverages for each plant include workers' compensation, commercial general liability, supplemented by primary and excess umbrella liability, and a master property insurance program including property, boiler and machinery and business interruption.

  Operating Arrangements

     Unlike many independent power producers who contract with third-party operators, we operate many of our facilities. When we do operate a facility, our project subsidiary employs directly the persons required to operate the facility. We invest in training our operating personnel and structure our facility bonus program to reward safe, efficient and cost-effective operation of the facilities. Our management meets and conducts, several times a year, on-site facility performance reviews with each facility manager.

     We have established a strong record of safety, efficiency and reliability in operating our electric generating plants, which reliability is measured in the industry by a generating plant's "availability" to generate and sell electricity. The table below shows the average "availability" of the plants we operate for the periods indicated.

                           PERIOD                             AVERAGE AVAILABILITY
                           ------                             --------------------
Year ended December 31, 1999................................         95.6%
Year ended December 31, 1998................................         96.4%
Year ended December 31, 1997................................         97.2%

     We provide to all but one of the facilities we operate administrative and management services for a periodic fee, which in some cases is adjusted annually by an inflation factor. The ability of a project subsidiary to pay these management fees is contingent upon the continuing compliance by the project subsidiary with covenants under its project financing agreements and may be subordinated to the payment of obligations under those agreements. We have earned and will continue to earn incentive compensation from our Hopewell facility, in which Cogentrix Energy holds a 50% general partnership interest and is, through a subsidiary, the managing general partner, if the facility achieves the contractually specified net income levels.

  Ash Removal

     Project subsidiaries owning nine of our coal-fired plants contract with our subsidiary, ReUse Technology, to remove coal ash generated by such facilities. As an alternative to disposing coal ash in landfills, ReUse Technology uses coal ash in the manufacturing and production of various ash derived products for resale.

FACILITIES UNDER CONSTRUCTION

     In August 1998, we acquired an approximate 52% interest in a 800-megawatt combined-cycle, natural gas-fired electric generating facility under construction in Batesville, Mississippi. We will operate this facility, which is scheduled to begin operation in summer 2000. Electricity generated by the plant will be sold under long-term power purchase agreements with two utilities. Both of these utilities have senior, unsecured debt outstanding that nationally-recognized credit rating agencies have rated investment grade.

     In December 1999, Cogentrix closed financing and commenced construction on an 800 megawatt combined-cycle, natural gas-fired electric generating facility in Jenks, Oklahoma. PECO Energy's Power Team will deliver natural gas to the plant and purchase the electricity under a long term power purchase agreement. This facility, which we will operate and manage, is scheduled to commence commercial operations in early 2002.

FACILITIES IN OPERATION

     Our facilities described below rely on power sales agreements for the majority of their revenues. During the fiscal year ended December 31, 1999, two regulated utility customers accounted for approximately 64% of our consolidated revenues. The failure of either of these utility customers to fulfill its contractual obligations for a prolonged period of time would have a material adverse effect on our primary source of revenues. Both of these utilities have senior, unsecured debt outstanding that nationally-recognized credit rating agencies have rated investment grade. As a result of recent growth, our future operations will be more diverse with regard to both geography and fuel source and less dependent on any single project or customer.

                                                                                                OUR
                                                                                  OUR       NET EQUITY
                                                                                PERCENT     INTEREST IN
                                                                     PLANT     OWNERSHIP       PLANT              POWER
        FACILITY                 LOCATION              FUEL        MEGAWATTS   INTEREST      MEGAWATTS      PURCHASING UTILITY
        --------                 --------              ----        ---------   ---------    -----------   ----------------------
Elizabethtown...........  Elizabethtown, NC       Coal                 35          100%         35.0      CP&L*
Lumberton...............  Lumberton, NC           Coal                 35          100          35.0      CP&L*
Kenansville.............  Kenansville, NC         Coal                 35          100          35.0      CP&L*
Roxboro.................  Roxboro, NC             Coal                 60          100          60.0      CP&L*
Southport...............  Southport, NC           Coal                120          100         120.0      CP&L*
Hopewell................  Hopewell, VA            Coal                120         50.0          60.0      Virginia Power
Portsmouth..............  Portsmouth, VA          Coal                120          100         120.0      Virginia Power
Rocky Mount.............  Rocky Mount, NC         Coal                120          100         120.0      Virginia Power
Ringgold................  Ringgold, PA            Gas                15.5          100          15.5      Pennsylvania Electric
                                                                                                            Company
Richmond................  Richmond, VA            Coal                240          100         240.0      Virginia Power
Birchwood...............  King George, VA         Coal                240         50.0         120.0      Virginia Power
Cottage Grove...........  Cottage Grove, MN       Gas                 245         73.2         179.3      Northern States Power
                                                                                                            Company
Whitewater..............  Whitewater, WI          Gas                 245         74.2         181.8      Wisconsin Electric
                                                                                                            Power Corporation
Logan...................  Logan Township, NJ      Coal                218         50.0         109.0      Atlantic City Electric
Northampton.............  Northampton County, PA  Waste coal          110         50.0          55.0      Metropolitan Edison
Indiantown..............  Martin County, FL       Coal                380         50.0         190.0      Florida Power & Light
Carneys Point...........  Carneys Point, NJ       Coal                262         10.0          26.2      Atlantic City Electric
Panther Creek...........  Carbon County, PA       Waste coal           83         12.2          10.1      Metropolitan Edison
                          Scrubgrass Township,
Scrubgrass..............  PA                      Waste coal           85         20.0          17.0      Pennsylvania Electric
Selkirk.................  Albany, NY              Gas                 396          5.1          20.2      Con Edison & Niagara
                                                                                                            Mohawk
Cedar Bay...............  Jacksonville, FL        Coal                260         16.0          41.6      Florida Power & Light
Mass Power..............  Springfield, MA         Gas                 258          1.7           4.4      Boston Edison
Gilberton...............  Frackville, PA          Waste coal           82         19.6          16.1      Pennsylvania Power &
                                                                                                            Light
Pittsfield..............  Pittsfield, MA          Gas                 173         10.9          18.9      New England Power
Morgantown..............  Morgantown, WV          Coal/Waste Coal      62         15.0           9.3      Monongahela Power
Iroquois Gas              Long Island, NY to      --                   --          0.5            --      --
  Transmission System...  Waddington, NY

---------------

* Commonly-used acronym for Carolina Power & Light Company

DESCRIPTION OF FACILITIES IN WHICH WE OWN A SIGNIFICANT ECONOMIC INTEREST

  Elizabethtown, Lumberton and Kenansville, North Carolina Facilities

     Our subsidiary, Cogentrix Eastern Carolina Corporation, owns and operates three 35-megawatt stoker coal-fired cogeneration plants in Elizabethtown, Lumberton and Kenansville, North Carolina.

     The Elizabethtown, Lumberton and Kenansville facilities sell electricity to CP&L under separate power sales agreements, which were amended effective in September 1996. The power sales agreements for the Elizabethtown and Lumberton facilities expire in November 2000, and the power sales agreement for the Kenansville facility has an initial term expiring in September 2001. Each of the facilities may operate at a declared production capability of up to approximately 33 megawatts. Another subsidiary, Cogentrix, Inc., has guaranteed the performance of CECC under the power sales agreements. Alamac Knit Fabrics, Inc. purchases steam for its apparel fabrics division mills from the Lumberton facility and the Elizabethtown facility under separate steam sales agreements. Guilford Mills, Inc. purchases steam from the Kenansville facility for use in its textile manufacturing plant.

     Each of the power sales agreements provides that in the event of a termination prior to the expiration of the initial term of the power sales agreements, our project subsidiary must pay CP&L a termination charge. In the event of a material breach by the utility, our project subsidiary may terminate the power sales agreement prior to its expiration without incurring the termination charge. The termination charge is an amount equal to the excess paid for capacity and energy over what would have been paid to our project subsidiary under the state utilities commission's published rates plus interest.

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

  Portsmouth, Virginia Facility

     Our facility located in Portsmouth, Virginia is a 120-megawatt stoker coal-fired cogeneration facility. The Portsmouth facility provides Virginia Power declared production capability of up to 115 megawatts under a power sales agreement which expires in June 2008. The Portsmouth facility also sells process steam to BASF Corporation and Celanese Chemical, Inc.

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

     The power sales agreement for this facility provides that in the event the state utility commission prohibits North Carolina Power from recovering from its customers payments made by North Carolina Power under the power sales agreement to our project subsidiary, our project subsidiary would recognize a reduction in payments received under the power sales agreement after the 18th anniversary of commencement of commercial operations of the facility to the extent necessary to repay North Carolina Power the amount disallowed by the utility commission with interest. In light of this provision in the power sales agreement, the project lender for the Rocky Mount facility has established a reserve account, which is required to be funded at any time a disallowance of payments occurs or, from and after January 1, 2004, any meritorious filing with the utility commission challenging the pass-through of payments made by the utility under the power sales agreement is made.

     If a disallowance event occurs during the period from 1998 through 2002, then 25% of cash flow from the facility must be deposited to the regulatory disallowance reserve account until the balance of such account is equal to the amount required to be funded. If a disallowance event occurs during the period from 2003 through 2013, then 100% of the cash flow from the facility must be deposited to the reserve account until the balance of the reserve account is equal to the amount required to be funded. The amount required to be funded in such account is an amount equal to the lesser of:

     - Projected reduction in cash flows from 2009 through 2013 as a result of the disallowance of payments made by the utility and,

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

  Ringgold, Pennsylvania Facility

     Our facility located in Ringgold, Pennsylvania, is a 15.5-megawatt gas-fired cogeneration facility using an internal combustion engine fueled primarily by natural gas. Pennsylvania Electric Company purchases energy from the facility. Under the power sales agreement, the failure of our facility to generate and sell electricity throughout the term of the agreement at an annual average level which is at least equal to 85% of the average output achieved during a rolling three-year period of operation would result in the payment of a penalty.

     In January 1998, we signed an agreement with Pennsylvania Electric Company to terminate this facility's power purchase agreement. This termination agreement was the result of a request for proposals from the utility to buy-back or restructure power sales agreements issued to all major operating independent power projects in its territory in April 1997. The termination agreement provides for a payment to our project subsidiary of approximately $20.4 million, which will be sufficient to retire all of the project subsidiary's outstanding debt. The buy-back of the power purchase agreement is subject to the issuance of a satisfactory final order by the Pennsylvania Public Utility Commission granting Pennsylvania Electric Company the authority to fully recover from its customers the consideration paid under the buyout agreement. We do not expect the termination of this facility's power purchase agreement, if it occurs, to have an adverse impact on our consolidated results of operations or financial position.

     The Ringgold facility provides hot water to a 10-acre greenhouse owned by our project subsidiary which is leased to and operated by Village Farms, L.P. The lease has a ten-year term, which may be extended with our consent.

  Richmond, Virginia Facility

     Our 240-megawatt stoker coal-fired cogeneration plant in Richmond, Virginia provides 209 megawatts of declared production capability to Virginia Power under two 25-year power sales agreements expiring in 2017. Our Richmond facility also provides steam to E. I. DuPont de Nemours & Company.

     Each of the power sales agreements provides that in the event the state utilities commission prohibits Virginia Power from recovering from its customers payments made by Virginia Power to our project subsidiary, our subsidiary would recognize a reduction in payments received under such power sales agreements after the 18th anniversary of commencement of commercial operations of the facility to the extent necessary to repay the amount of the disallowed payments to Virginia Power with interest.

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

  Birchwood, Virginia Facility

     Through an indirect, wholly-owned subsidiary we have a 50% interest in a partnership that owns a 240-megawatt stoker coal-fired cogeneration facility in King George, Virginia. The Southern Company, a public utility holding company, owns the remaining 50% of the facility. The 36-acre greenhouse located adjacent to the facility, which is jointly owned by us and The Southern Company, uses steam from the facility. An affiliate of The Southern Company manages and operates the Birchwood facility.

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

     We manage and administer the partnership's business with respect to the Cottage Grove facility, and provide certain management and administrative services to the general partner of the partnership. Also, one of our wholly-owned subsidiaries operates the facility pursuant to an O&M Agreement with the partnership.

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

     We manage and administer the partnership's business with respect to the Whitewater facility, and provide management and administrative services to the general partner of the partnership. Also, one of our wholly-owned subsidiaries operates the facility pursuant to an O&M Agreement with the partnership.

  Logan (New Jersey) Facility

     A Delaware limited partnership owns the Logan facility, which is a 218-megawatt pulverized coal-fired cogeneration generating plant located on the Delaware River in Logan Township, New Jersey. The partnership leases the Logan facility to another Delaware limited partnership. An indirect, wholly-owned subsidiary of Cogentrix, owns a 50% general partnership interest in each of the first limited partnership and each of the partners of the second limited partnership. An indirect, wholly-owned subsidiary of PG&E Generating Company ("PG&E") is the sole limited partner in each of the first partnership and the partners of the second limited partnership, owning a 1% limited partnership interest. The PG&E subsidiary also owns a 49% general partnership interest in each of the first partnership and each of the partners of the second limited partnership.

     The Logan facility, which began operation in September 1994, provides up to 203 megawatts of declared production capability to Atlantic City Electric Company under a power sales agreement which expires in 2024. The Logan facility has the capability to provide up to approximately 15 megawatts of excess production capability and energy to third parties. The Logan facility sells steam to Solutia, Inc.

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

     An affiliate of PG&E operates the Logan facility pursuant to an operation and maintenance agreement with an initial term expiring in 2004. PG&E provides management services pursuant to a management services agreement which expires in 2027.

  Northampton (Pennsylvania) Facility

     A Delaware limited partnership owns this 110-megawatt anthracite waste coal-fired electric generating facility in Northampton County, Pennsylvania. An indirect, wholly-owned subsidiary of Cogentrix owns a 50% general partnership interest in this partnership. An indirect, wholly-owned subsidiary of PG&E owns an aggregate 50% equity interest in the partnership that owns this project, which consists of a 48% general partnership interest and 2% limited partnership interest.

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

     An affiliate of PG&E operates and maintains the Northampton facility pursuant to an operation and maintenance agreement with an initial term expiring in 2020. PG&E provides management and administration services for the Northampton facility pursuant to a management services agreement with an initial term expiring in 2020.

     In addition to the partners' original equity contributions to the partnership that owns the Northampton facility, the partners have posted letters of credit or corporate guarantees in an aggregate amount of $9 million as a standby equity commitment to be used for certain fuel-related costs. They have also posted a letter of credit in the amount of $2.2 million as a standby equity commitment to be used solely to establish the bank debt service reserve fund for the exclusive benefit of the banks. Cogentrix provides letters of credit or corporate guarantees for 50% of those standby equity commitments.

  Indiantown (Florida) Facility

     A Delaware limited partnership owns this 380-megawatt pulverized coal-fired cogeneration facility located in Martin County, Florida. An entity controlled by PG&E owns a 50% general partnership interest in the partnership, and we own a 50% general partnership interest. The Indiantown facility began operation in December 1995 and sells steam to Caulkins Indiantown Citrus Company.

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

     An affiliate of PG&E provides operation and maintenance services for the Indiantown facility pursuant to an operating agreement which expires in 2025. PG&E manages and administers the business of the partnership that owns the facility pursuant to a management service agreement which expires in 2029.

  Carneys Point (New Jersey) Facility

     A Delaware limited partnership owns this 262-megawatt pulverized coal-fired cogeneration facility located within the grounds of the DuPont Chamber Works, a chemical complex in Carneys Point, New Jersey. The partnership leases the Carneys Point facility to a partnership of wholly-owned subsidiaries of PG&E. Lease payments are structured to equal project cash flow, and the lessee partnership derives no net cash flow or benefit from the lease. We own a 10% general partnership interest in the limited partnership that owns the facility. The other general partner is an indirect, wholly-owned subsidiary of PG&E, which owns a 50% general partnership interest. The sole limited partner is an indirect, wholly-owned subsidiary of General Electric Capital Corporation, which owns a 40% limited partnership interest.

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

     An affiliate of PG&E operates the Carneys Point facility under an operation and maintenance agreement with an initial term expiring in 2004. PG&E provides management services for the facility pursuant to a management services agreement with a term expiring in 2018.

PRINCIPAL CUSTOMERS

     Electric utility customers accounting for more than ten percent of our consolidated revenue for the fiscal years ended December 31, 1999, 1998 and 1997 were as follows:

                                                          FISCAL YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                          1999         1998         1997
                                                          -----        -----        -----
CP&L....................................................   17%          19%          22%
Virginia Power..........................................   47           50           64

     As a result of our recent growth, our future operations will be more diverse with regard to both geography and fuel source and less dependent on any single project or customer.

REGULATION

     Our plants are subject to federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of electric generating facilities. Federal laws and regulations govern transactions, types of fuel utilized, the type of energy produced and power plant ownership. State regulatory commissions may approve the rates and, in some instances, other terms under which utilities purchase electricity from independent producers. These state commissions may have broad jurisdiction over non-utility owned power plants. Power plants also are subject to laws and regulations governing environmental emissions and other substances produced by a plant, along with the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before construction or operation of a power plant commences and that the power plant operates in compliance with them. We strive to comply with all environmental laws, regulations, permits and licenses but, despite such efforts, at times we have been in non-compliance.

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

     If one of our facilities were to lose its status as a QF, the subsidiary could lose its exemptions from PUHCA and the FPA and from state laws and regulations. This could subject the subsidiary to regulation under the FPA and, in such event, would result in Cogentrix Energy inadvertently becoming a public utility holding company. Our other facilities could in turn lose their QF status. Moreover, loss of QF status could result in utility customers terminating their power sales agreement with the nonqualifying facility. If loss of QF status were threatened for a facility, we could avoid holding company status and thereby protect the QF status of our other facilities by applying to the FERC to obtain exempt wholesale generator ("EWG") status for the owner of the nonqualifying facility. See "-EWGs under the Energy Policy Act of 1992" herein. Alternatively, the FERC may grant a limited waiver to the QF that would provide continued exemption under PUHCA, provided the facility's rates were regulated under the FPA.

     EWGS UNDER THE ENERGY POLICY ACT OF 1992. The passage of the Energy Policy Act has significantly expanded the options available to independent power producers with respect to their regulatory status. In addition to or in lieu of QF status, an independent power producer selling exclusively at wholesale now can also apply to the FERC to be granted status as an EWG. Except for existing cost-of-service based facilities for which state consents are required, any owner of a facility may apply for status as an EWG. An EWG, like a QF, is exempt from regulation under PUHCA. However, EWG status does not exempt a facility from FERC and state public utility commission ("PUC") regulatory reviews, which may be more expansive than those applicable to QFs. Several of Cogentrix Energy's facilities, which are QFs, have also been determined to be EWGs. In addition, several project subsidiaries developing new generating facilities have also been determined to be EWGs.

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

     FPA. The FPA grants the FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce, including ongoing as well as initial rate jurisdiction, which enables the FERC to revoke or modify previously approved rates. While QFs under PURPA typically are exempt from the traditional rate-making and certain other provisions of the FPA, projects not qualifying for QF status, for example, most EWGs, are subject to the FPA and to FERC rate making jurisdiction. Power marketers are also subject to FERC review of their wholesale rates, and to FERC oversight of various business dealings such as corporate reorganizations. Pursuant to the FPA, our power marketing subsidiary has filed its wholesale electric power rates with the FERC and obtained authorization to sell electric power at rates set by supply and demand in the marketplace. In addition, the Logan facility and certain other facilities in which Cogentrix Energy owns a small interest have filed their rates with the FERC and obtained authorization to sell all of their power pursuant to those rates. Several of our projects under development have also filed and obtained from FERC market-based rates for sales of power from these facilities.

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

     In April 1996, the FERC issued a rulemaking order under the FPA, Order 888, requiring all jurisdictional public utilities to file "open access" transmission tariffs. Compliance with Order 888 has been virtually universal. However, many utilities are seeking permission from the FERC to recover for "stranded investment" through add-ons to their transmission rates. To the extent that the FERC permits such charges, the cost of transmission may be too high on some systems to be of practical use to wholesale sellers like Cogentrix. Therefore, the full value of Order 888 remains to be determined.

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

     We expect that environmental regulations will continue to become more stringent as environmental legislation previously passed becomes implemented and new laws are enacted. Accordingly, we plan to continue a strong emphasis on implementation of environmental standards and procedures at the facilities we operate and at our other facilities to minimize the environmental impact of energy generation at these facilities.

     CLEAN AIR ACT. In late 1990, Congress passed the Clean Air Act Amendments of 1990 (the "1990 Amendments") which affect existing facilities as well as new project development. The original Clean Air Act of 1970 set guidelines for emissions standards for major pollutants from newly-built sources. All of the facilities we operate are in compliance with federal performance standards mandated for such facilities under the Clean Air Act and the 1990 Amendments. The 1990 Amendments attempt to reduce emissions from existing sources -- particularly large older facilities that were exempted from certain regulations under the original Clean Air Act.

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

     The 1990 Amendments also contain other provisions that could affect our projects. Provisions dealing with geographical areas the EPA has designated as in "nonattainment" with national ambient air quality standards require that existing sources of air pollutants in a nonattainment area be retrofit with reasonably available control technology ("RACT") for all pollutants for which an area is designated nonattainment. The technology currently installed at the plants we operate should uniformly meet or exceed RACT for those pollutants. The nonattainment provisions also require that each new or expanded source of air pollutants in designated nonattainment areas must obtain emissions reductions from existing sources that more than offset the emissions from the new or expanded source. While the "offset" requirements may hamper new project development in certain geographical areas, development of new projects has and will likely continue, particularly as markets for "offsets" develop.

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

     The hazardous air pollutant provisions of the 1990 Amendments presently exclude electric steam generating facilities, such as our facilities. Studies of the emissions from such facilities have been submitted to Congress. Until Congress either amends the Clean Air Act further or the EPA promulgates regulations, the federal hazardous air pollutants emissions restrictions, which will be applied to our facilities and other electric steam generating facilities, will remain uncertain.

     In July 1997, the EPA promulgated more restrictive ambient air quality standards for ozone and for particulate matter: less than 25 microns in diameter -- PM-2.5. These new standards will likely increase the number of nonattainment areas for both ozone and PM-2.5. If our facilities are in these new nonattainment areas, further emission reduction requirements could result in the installation of additional control technology. In May 1999, the D.C. Circuit Court of Appeals remanded these standards. However, we will continue to track these standards and the potential impact on us.

     In addition, the Ozone Transport Assessment Group ("OTAG"), composed of state and local air regulatory officials from the 37 Eastern states, has recommended additional NO(x) emission reductions that go beyond current federal standards. These recommendations include reductions from utility and industrial boilers. In the fall of 1998, the EPA adopted regulations requiring revisions to state implementation plans ("SIPs"). These regulations implement some of the OTAG's recommendations and go beyond some of the OTAG's recommendations for reductions in NO(x) emissions. As a result of these more stringent NO(x) emission standards, we may be required to install additional NO(x) emission control technologies and/or obtain allowances from other emitters. We will continue to monitor the potential effects this proposed regulation will have on Cogentrix.

     In December 1999, the EPA issued a final rule requiring reductions of NOx emissions from 392 generating and other facilities in 12 Eastern and Midwestern states, including North Carolina and Virginia, by May of 2003. This rule responds to petitions by Northeastern States under CAA Section 126 for controls on upwind NOx emission sources, which the states demonstrated prevents them from attaining the ozone ambient standard. The Section 126 rule is an alternative to the NOx SIP-Call rule and is very similar in structure. We are considering all options in complying with this rule including installation of control equipment and/or purchasing of NOx allowances.

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

     CLEAN WATER ACT. Our facilities are subject to a variety of state and federal regulations governing existing and potential water/wastewater and stormwater discharges from the facilities. Generally, federal regulations promulgated through the Clean Water Act govern overall water/wastewater and stormwater discharges through National Pollutant Discharge Elimination System permits. Under current provisions of the Clean Water Act, existing permits must be renewed every five years, at which time permit limits are under extensive review and can be modified to account for more stringent regulations. In addition, the permits have re-opener clauses which can be used to modify a permit at anytime. Several of the facilities we operate have either recently gone through permit renewal or will be renewed within the next few years. Based upon recent renewals, we do not anticipate more stringent monitoring requirements for any of the facilities we operate. We believe that we are in material compliance with applicable discharge requirements under the Clean Water Act.

     EMERGENCY PLANNING AND COMMUNITY RIGHT-TO-KNOW ACT. In April of 1997, the EPA expanded the list of industry groups required to report the Toxic Release Inventory under Section 313 of the Emergency Planning and Community Right-to-Know Act to include electric utilities. Our operating facilities are required to complete a toxic chemical inventory release form for each listed toxic chemical manufactured, processed or otherwise used in excess of threshold levels. The purpose of this requirement is to inform the EPA, states, localities and the public about releases of toxic chemicals to the air, water and land that can pose a threat to the community.

     COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorized the EPA to take any necessary response action at Superfund sites, including ordering potentially responsible parties ("PRPs") liable for the release to take or pay for such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of, as well as generators of wastes sent to a site. At present, we are not subject to liability for any Superfund matters and take measures to assure that CERCLA will not apply to properties we own or lease. However, we do generate certain wastes in the operation of our plants, including small amounts of hazardous wastes, and send certain wastes to third-party waste disposal sites. As a result, there can be no assurance that we will not incur liability under CERCLA in the future.

     RESOURCE CONSERVATION AND RECOVERY ACT ("RCRA"). RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous wastes. We are exempt from the solid waste requirements under RCRA regarding coal combustion by-products. We are classified as a conditionally exempt small quantity generator of hazardous wastes at all of our facilities. We will continue to monitor regulations under this rule and will strive to maintain the exempt status.

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

EMPLOYEES

     At December 31, 1999, we employed 524 people, none of whom is covered by a collective bargaining agreement.

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

     We also lease office space in Prince George, Virginia and Portland, Oregon.

     We believe that our facilities and properties have been satisfactorily maintained, are in good condition, and are suitable for our operations.

ITEM 3.  LEGAL PROCEEDINGS

  Claims and Litigation

     One of our indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent the subsidiary in the defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

     In addition to the litigation described above, we experience other routine litigation in the normal course of business. Our management is of the opinion that none of this routine litigation will have a material adverse impact on our consolidated financial position or results of operations.

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

(c) Dividends -- For the year ended December 31, 1999, our board of directors declared a dividend on our outstanding common stock of $8.7 million, which was paid in March 2000. Our board of directors declared a dividend on our outstanding common stock of $7.4 million for the fiscal year ended December 31, 1998, which was paid in March 1999. The board of directors has adopted a policy, which is subject to change at any time, of maintaining a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures under which Cogentrix Energy has senior debt outstanding and the corporate credit facility agreement, our ability to pay dividends and make other distributions to our shareholders is restricted.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data as of and for the five years ended December 31, 1999, which should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1999 set forth below has been derived from our consolidated financial statements.

                                                         YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------
                                            1999       1998       1997       1996        1995
                                          --------   --------   --------   --------   -----------
                                                          (DOLLARS IN THOUSANDS)      (UNAUDITED)
Operating revenue:
     Electric...........................  $294,185   $293,083   $307,104   $340,681    $361,694
     Steam..............................    25,236     25,043     26,123     28,987      23,328
     Lease..............................    44,697     34,715         --         --          --
     Service revenue under capital
       leases...........................    43,888     34,470         --         --          --
     Income from unconsolidated
       investments in power projects....    25,464      6,474      1,412      3,408          --
     Other..............................    14,093     14,908     15,275     15,769      12,655
                                          --------   --------   --------   --------    --------
          Total operating revenue.......   447,563    408,693    349,914    388,845     397,677
                                          --------   --------   --------   --------    --------
Operating expenses:
     Operating costs....................   195,142    185,567    190,098    232,199     238,261
     General, administrative and
       development......................    39,014     36,490     41,650     31,245      28,853
     Depreciation and amortization......    43,713     42,535     41,844     37,455      38,848
     Loss on impairment and cost of
       removal of cogeneration
       facilities.......................        --         --         --     65,628          --
                                          --------   --------   --------   --------    --------
          Total operating expenses......   277,869    264,592    273,592    366,527     305,962
                                          --------   --------   --------   --------    --------
Operating income........................   169,694    144,101     76,322     22,318      91,715
Other income (expense):
     Interest expense...................   (94,956)   (74,949)   (53,864)   (56,950)    (59,362)
     Investment and other income........    11,213      9,226      9,789     10,942       8,232
     Equity in net income (loss) of
       affiliates, net..................      (208)    (3,274)    (1,538)    (2,135)        109
Minority interest in income.............   (14,752)   (12,458)    (4,672)    (5,621)     (3,558)
                                          --------   --------   --------   --------    --------
Income (loss) before income taxes and
  extraordinary gain (loss).............    70,991     62,646     26,037    (31,446)     37,136
Benefit (provision) for income taxes....   (27,576)   (24,914)    (9,754)    11,273     (13,783)
                                          --------   --------   --------   --------    --------
Income (loss) before extraordinary
  loss..................................    43,415     37,732     16,283    (20,173)     23,353
Extraordinary loss on early
  extinguishment of debt, net...........        --       (743)    (1,502)      (703)         --
                                          --------   --------   --------   --------    --------
Net income (loss).......................  $ 43,415   $ 36,989   $ 14,781   $(20,876)   $ 23,353
                                          ========   ========   ========   ========    ========

OTHER FINANCIAL RATIO DATA

     Set forth below are other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                1999            1998
                                                              --------        --------
Parent EBITDA...............................................  $96,982         $63,884
Parent Fixed Charges........................................  $32,548         $14,217
Parent EBITDA/Parent Fixed Charges..........................     2.98            4.49

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

                                                              AS OF DECEMBER 31,
                                           --------------------------------------------------------
                                              1999         1998        1997       1996       1995
                                           ----------   ----------   --------   --------   --------
BALANCE SHEET DATA:
Total Assets.............................  $1,998,386   $1,499,851   $822,974   $865,941   $914,136
                                           ==========   ==========   ========   ========   ========
Project financing debt (1)...............  $1,204,983   $  877,653   $567,705   $620,885   $639,823
                                           ==========   ==========   ========   ========   ========
Parent debt (2)..........................  $  355,000   $  355,000   $100,000   $100,000   $100,000
                                           ==========   ==========   ========   ========   ========
Total shareholders' equity...............  $  121,451   $   87,863   $ 58,298   $ 50,631   $ 75,891
                                           ==========   ==========   ========   ========   ========

---------------

(1) Project financing debt with respect to each of our facilities is "substantially non-recourse" to Cogentrix Energy and its other project subsidiaries. For a discussion of the term "substantially non-recourse," see "Business -- Project Agreements, Financing and Operating Arrangements for Our Facilities -- Project Financing" herein.
(2) Parent debt represents obligations of Cogentrix Energy only and does not include non-recourse obligations of our project subsidiaries.

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

TRENDS AFFECTING OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Effect of Recent Power Purchase Agreement Restructurings on our Revenues, Expenses and Cash Flow

     Each of our electric generating facilities in operation produces electricity for sale to a utility and thermal energy for sale to an industrial user. The electricity and thermal energy generated by these facilities are typically sold under long-term power or steam sales agreements.

     A number of the generating facilities we originally developed sold electricity under long-term contracts that obligated the electric utility to purchase all electricity generated by the facility. We subsequently negotiated amendments to the majority of these contracts to provide the electric utility the ability to suspend or reduce its purchases of electricity from each facility if the electric utility determines the utility can operate its system for a designated period of time more economically.

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

     The restructuring of these power purchase agreements represents a positive development both for us and for the electric utilities. Even when the fixed payments the utilities must make to us are combined with their cost of obtaining electricity from alternative sources, those payments still represent a significant reduction from the rates the electric utilities would have paid us for electricity generated by our facilities had the power purchase agreements not been restructured.

  Termination Dates of Seven of our Power Sales Agreements

     The power sales agreements at seven of our facilities either terminate in years 2000 through 2002 or provide for a significant reduction in fixed payments received under such agreements after 2002. Accordingly, revenues recognized by us under these power sales agreements will, after 2002, be eliminated or significantly reduced. Our management believes, however, that our project subsidiaries and unconsolidated affiliates will generate sufficient cash flow to allow them to pay management fees and dividends to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on our outstanding senior notes and our corporate credit facility, fund a significant portion of our development activities and permit Cogentrix Energy to meet its other obligations.

  Legislative Proposals to Restructure the Electric Generating Industry

     The domestic electric generating industry is currently going through a period of significant change as many states are implementing or considering regulatory initiatives designed to increase competition. In addition to restructuring activities in various states, there have also been several industry restructuring bills introduced in Congress. We cannot predict the final form or timing of the proposed restructurings and the impact, if any, that such restructurings would have on our existing business or consolidated results of operations. Because these restructuring proposals have generally included a grandfathering provision for contracts entered into prior to repeal of existing legislation, we believe that any such restructuring would not have a material adverse effect on our power sales agreements. Accordingly, we believe that our existing business and results of consolidated operations would not be materially adversely affected, although there can be no assurance in this regard.

  Recent Acquisitions, Development and Other Changes in our Portfolio of Generating Plants

     Our recent growth has substantially increased our electric production capability. The acquisition of ownership interests in the Cottage Grove and Whitewater facilities, whose power sales agreements are accounted for as "sales-type" capital leases, has resulted in the recognition of lease and service revenues, as well as cost of services under "sales-type" leases. The acquisition of ownership interests in twelve electric generating facilities has significantly impacted the amount of income recognized from unconsolidated power projects. These acquisitions were financed with debt and as a result, have impacted the interest expense reported in our results of operations. Our facilities under construction will not have a significant impact on our results of operations until they begin commercial operations, at which time, we will experience an increase in operating revenues, operating expenses and interest expense.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations and percentage of total operating revenues represented by the components of operating revenues and expenses for the years ended December 31, 1999, 1998 and 1997.

                                                           YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                   1999              1998              1997
                                              --------------    --------------    --------------
Total operating revenues....................  $447,563   100%   $408,693   100%   $349,914   100%
Operating costs.............................   195,142    44     185,567    45     190,098    54
General, administrative and development.....    39,014     9      36,490     9      41,650    12
Depreciation and amortization...............    43,713     9      42,535    11      41,844    12
                                              --------   ---    --------   ---    --------   ---
Operating income............................  $169,694    38%   $144,101    35%   $ 76,322    22%
                                              ========   ===    ========   ===    ========   ===

  Fiscal Year Ended December 31, 1999 as compared to Fiscal Year Ended December 31, 1998

     Total operating revenues increased 9.5% to $447.6 million for the year ended December 31, 1999 as compared to $408.7 million for the year ended December 31, 1998. This increase was primarily attributable to the $19.4 million increase in lease and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater facilities in which we acquired our interests in March, 1998. The increase in operating revenues also relates to a $19.0 million increase in income from unconsolidated investments in power projects. This increase was primarily attributable to the purchase of interests in 12 electric generating facilities in October, 1998. The increase in income from unconsolidated investments in power projects was also impacted by the purchase of an additional 40% interest in the Indiantown facility during 1999. The increase in total operating revenues was partially offset by a decrease in other operating revenue, due to the recognition of a $4.6 million construction management fee received in 1998 for the completion of a 248 megawatt, gas-fired electric generating facility in Clark County, Washington.

     Total operating expenses increased 5.1% to $195.1 million for the year ended December 31, 1999 as compared to $185.6 million for the year ended December 31, 1998. This increase was primarily attributable to the $9.9 million in cost of services incurred by the Cottage Grove and Whitewater facilities, interests in which we acquired in March, 1998. Total operating expenses also increased as a result of an increase in fuel expense of $3.4 million associated with an increase in overall megawatt hours sold to the purchasing utilities at our plants, the amortization of our fuel litigation settlement with a coal supplier and an increase in fuel sold to third parties at the Cottage Grove and Whitewater facilities. The increase in total operating expenses was partially offset by a $4.6 million decrease in operation and maintenance expenses due to routine maintenance expenses incurred at several of our facilities during the year ended December 31, 1998.

     General, administrative, and development expenses increased 6.8% to $39.0 million for the year ended December 31, 1999 as compared to $36.5 million for the year ended December 31, 1998. This increase is primarily due to an increase in compensation expense related to an increase in the number of corporate employees, an increase in incentive compensation expense related to our increased profitability, and expense related to the buyout of an executive's participation in an incentive compensation plan. General and administrative expense was also impacted, to a lesser extent, by an increase in information system consulting costs resulting from the implementation of various new core business systems. The increase in general, administrative, and development expenses was partially offset by the capitalization of development costs related to certain project development efforts during the year ended December 31, 1999 and a decrease in travel and other development costs related to international development activity.

     Interest expense increased 26.8% to $95.0 million for the year ended December 31, 1999 as compared to $74.9 million for the year ended December 31, 1998. Our average long-term debt increased to $1.2 billion, with a weighted average interest rate of 7.62% for the year ended December 31, 1999 as compared to average long-term debt of $1.0 billion, with a weighted average interest rate of 7.25% for the year ended December 31, 1998. The increases in interest expense and weighted average debt outstanding were related to the inclusion of the project debt of the Cottage Grove and Whitewater facilities acquired in March, 1998, the issuance of $255 million of 8.75% senior notes during the fourth quarter of 1998, and borrowings incurred during the year under revolving credit facilities at some subsidiaries related to acquisitions made during the year. The increase in average long-term debt outstanding was also impacted, to a lesser extent, by an outstanding construction loan of approximately $70 million in December, 1999, for the project under construction in Jenks, Oklahoma. The increase in interest expense was partially offset by a decrease in interest expense at several of our project subsidiaries resulting from the scheduled repayment of outstanding project finance debt, and the capitalization of interest costs on projects under construction.

     The increase in minority interest in income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 related to the inclusion of a full twelve months of operations for the Cottage Grove and Whitewater facilities in the year ended December 31, 1999, as compared to only nine months in the year ended December 31, 1998, and the settlement of the construction contract on the Whitewater and Cottage Grove facilities.

  Fiscal Year Ended December 31, 1998 as compared to Fiscal Year Ended December 31, 1997

     Total operating revenues increased 16.8% to $408.7 million for the year ended December 31,1998 as compared to $349.9 million for the year ended December 31, 1997. This increase was primarily attributable to the $69.2 million aggregate amount of lease revenue and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater facilities in which we acquired our interests in March 1998. Operating revenues were also impacted by an increase in income from unconsolidated investments in power projects. The increase was primarily the result of the acquisition of ownership interests in twelve electric generating facilities in October, 1998. We recognized approximately $2.8 million of revenue, net of premium amortization, related to these ownership interests. These increases in operating revenues were partially offset by a net decrease in electric revenue for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This decrease is primarily the result of a restructuring of power sales agreements at two of our facilities to give the purchasing utility the right to suspend or reduce purchases of energy. The decrease in electric revenues was partially offset by an increase in electric revenue at three of our facilities due to an increase in megawatt hours sold to the purchasing utilities.

     Our operating costs decreased approximately 2.4% to $185.6 million for the year ended December 31, 1998 as compared to $190.1 million for the year ended December 31, 1997. The decrease in operating expenses was primarily the result of a $38.3 million reduction in fuel expense at two of our facilities resulting from the restructuring of their power sales agreements. The decrease was also a result of a decrease in operating costs incurred by ReUse related to third-party agreements. This decrease was partially offset by the $39.4 million in cost of services incurred by the Cottage Grove and Whitewater facilities, interests in which we acquired in March 1998. Operating expenses were also impacted by the increases in fuel expense at two of our facilities associated with an increase in megawatt hours sold.

     General, administrative and development expenses for the year ended December 31, 1998 decreased 12.5% to $36.5 million as compared to $ 41.7 million for the year ended December 31, 1997. The decrease was primarily the result of $10.7 million of expense recognized in the year ended December 31, 1997 related to the restructuring or termination of incentive compensation arrangements for certain employees, as well as expense incurred related to severance payments to certain executive officers. The decrease was also due to a general decrease in salary expense during the year ended December 31, 1998 as a result of a restructuring we completed in the prior year. This decrease was partially offset by an increase in incentive compensation expense related to our profit-sharing plan as a result of the increase in our profitability for the year ended December 31, 1998, and expenses incurred related to our project development efforts.

     Interest expense increased 39.1% to $74.9 million for the year ended December 31, 1998 as compared to $53.9 million for the year ended December 31, 1997. Our average long-term debt increased to $1.0 billion, with a weighted average interest rate of 7.25%, for the year ended December 31, 1998 as compared to average long-term debt of $697 million, with a weighted average interest rate of 7.73%, for the year ended December 31, 1997. The increases in interest expense and weighted average debt outstanding are related to the inclusion of the project finance debt of the Cottage Grove and Whitewater facilities acquired in March

1998, and the increase in project finance debt outstanding at the Portsmouth Facility, which was refinanced in December 1997, and the Hopewell Facility, which was refinanced in February 1998. The increases also relate to the issuance of $255 million of 8.75% senior notes in the fourth quarter of 1998 and periodic borrowings under the corporate credit facility. The increase in interest expense discussed above was partially offset by a decrease in interest expense at several of our project subsidiaries due to the scheduled repayment of outstanding project finance debt.

     The increase in the equity in net loss of affiliates for the year ended December 31, 1998 relates to an increase in losses recognized by the partnerships operating tomato greenhouses in the states of New York and Texas. In December 1998, we entered into an agreement to sell our interests in these partnerships which resulted in the recognition of a $2.1 million gain included in investment and other income in the accompanying consolidated statements of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     The principal components of operating cash flow for the year ended December 31, 1999 were generated by net income of $43.4 million, increases due to adjustments for depreciation and amortization of $43.7 million, deferred income taxes of $23.9 million, minority interest in income, net of dividends of $8.5 million and equity in net income of unconsolidated affiliates, net of dividends, of $3.6 million which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $1.6 million and a net $12.5 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $109.0 million, proceeds from project finance borrowings of $191.3 million, and $12.2 million of cash escrows released, were primarily used to purchase property, plant and equipment additions of $4.3 million, to make investments in affiliates of $76.8 million, to pay deferred financing costs of $9.0 million, to repay project finance borrowings of $122.2 million, to pay a dividend to common shareholders of $7.4 million and to fund construction in progress and project development costs of $60.7 million.

     The principal components of operating cash flow for the year ended December 31, 1998 were net income of $37.0 million, increases due to adjustments for depreciation and amortization of $42.5 million, deferred income taxes of $14.2 million, a write-off of deferred financing costs of $2.2 million and equity in net income (loss) of unconsolidated affiliates, net of dividends of $10.2 million, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $2.0 million, minority interests in income, net of dividends, of $14.5 million, a gain on sale of investment in affiliates of $2.1 million and a net $12.8 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $74.7 million, proceeds from borrowings of $384.1 million, proceeds from the sale of marketable securities of $42.1 million, $23.0 million of cash escrows released and cash on hand at the beginning of the year of $23.6 million were primarily used to acquire interests in facilities of $155.3 million, purchase property plant and equipment of $7.4 million, make investments in affiliates of $180.3 million, repay project finance borrowings of $193.8 million, pay deferred financing costs of $8.6 million and pay a common stock dividend of $2.1 million.

     Historically, we have financed each facility primarily under financing arrangements and related documents which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing." The project financing debt of our subsidiaries and joint ventures (aggregating $1.2 billion as of December 31, 1999) is non-recourse to Cogentrix Energy and its other project subsidiaries, except in connection with certain transactions where Cogentrix Energy has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to two project subsidiaries to fund cash deficits the projects may experience as a result of incurring certain costs, subject to an aggregate cap of $40.6 million.

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

     The ability of our subsidiaries to pay dividends and management fees periodically to Cogentrix Energy is subject to certain limitations in their respective financing documents. Such limitations generally require that: (a) debt service payments be current, (b) debt service coverage ratios be met, (c) all debt service and other reserve accounts be funded at required levels and (d) there be no default or event of default under the relevant financing documents. There are also additional limitations that are adapted to the particular characteristics of each subsidiary. Management does not believe that such restrictions or limitations will adversely affect Cogentrix Energy's ability to meet its debt obligations.

     As of December 31, 1999, we had long-term debt (including the current portion thereof) of approximately $1.6 billion. With the exception of the $355 million of senior notes currently outstanding, substantially all of such indebtedness is project financing debt, a large portion of which is non-recourse to Cogentrix Energy. Future annual maturities of long-term debt range from $54.8 million to $105.9 million in the five-year period ending December 31, 2004. We believe that our project subsidiaries and the project entities in which we have an investment will generate sufficient cash flow to pay all required debt service on the project financing debt and to allow them to pay management fees and dividends to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on outstanding balances under the corporate credit facility, the 2004 notes and the 2008 notes and to fund a significant portion of its development activities and meet its other obligations. If, as a result of unanticipated events, our ability to generate cash from operating activities is significantly impaired, we could be required to curtail our development activities to meet our debt service obligations.

     In December 1997, we renegotiated the project financing arrangements for our Portsmouth facility. The amended agreements resulted in an extension of the final maturity date of the loan by three months and an increase in the amount of commitment provided by the project lenders in the form of a $43.5 million revolving credit facility. The revolving credit facility is available to be drawn by the project subsidiary owning the Portsmouth facility at any time for general corporate purposes, including paying dividends to Cogentrix Energy. During 1999, the project subsidiary borrowed $20.4 million under the revolving credit facility and distributed such amount to Cogentrix Energy for purposes of funding a portion of the purchase price related to the acquisition of a 40% interest in the Indiantown facility.

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

     In March 1998, we acquired from LS Power Corporation an approximate 74% ownership interest in the Whitewater facility and the Cottage Grove facility. Each of the Cottage Grove and Whitewater facilities is a 245-megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of the facilities commenced in the last half of calendar 1997. The aggregate acquisition price for our ownership interests in the Cottage Grove and Whitewater facilities was $158.0 million. In addition, we pre-funded a $16.7 million distribution to the previous owners. This distribution represented unused construction contingency funds and cash flows that were accumulated by the Cottage Grove and Whitewater facilities prior to January 1, 1998. Cogentrix Energy received a distribution of $15.7 million in April 1998, and received a distribution of the remaining $1.0 million in 1999. The purchase price was funded with the proceeds of the corporate credit facility and corporate cash balances.

     In August 1998, we acquired an approximate 52% interest in the Batesville facility. We have committed to provide an equity contribution to the project subsidiary of approximately $54 million upon the earliest to occur of (a) the incurrence of construction costs after all project financing has been expended,
(b) an event of default under the project subsidiary's financing arrangements or
(c) June 30, 2001. This equity commitment is supported by a $54 million letter of credit, which is provided under the corporate credit facility. We expect the Batesville facility, which we will operate, to begin operation in summer 2000. Electricity generated by the Batesville facility will be sold under long-term power purchase agreements with two investment-grade utilities.

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

     On October 29, 1998, we amended and restated the corporate credit facility to provide for direct advances to, or the issuance of letters of credit for, our benefit in an amount up to $125 million. The corporate credit facility is unsecured and imposes covenants on us substantially the same as the covenants contained in the indentures as well as certain financial condition covenants. We have used approximately $117 million of the credit availability under the corporate credit facility for letters of credit issued in connection with the Bechtel Acquisition, the Batesville Acquisition and the construction of the Oklahoma Facility. The balance of the commitment under the corporate credit facility is available, subject to any limitations imposed by the covenants contained therein and in the indentures, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development. Subsequent to December 31, 1999, the corporate credit facility was amended to provide for $175 million of revolving credit and to modify the covenants. The revolving credit facility has been extended through October 2002.

     As a result of a March 1999 arbitration award related to a contract dispute with a coal supplier, we were obligated to pay the coal supplier approximately $8 million in 1999. Approximately $3 million of this award relates to the reduction in purchase quantities for prior periods and approximately $5 million relates to the reduction in purchase quantities from the date of the award through the balance of the term of the coal contract, which ends in September 2001. The future reduction in purchase quantities provides a future economic benefit to our project subsidiary. The amount of damages awarded did not materially reduce the projected amount of cash flow to Cogentrix Energy for the current fiscal year and did not, therefore, have a material adverse impact on Cogentrix Energy's ability to service its outstanding debt.

     In June, 1999, we entered into an agreement to purchase an additional 40% ownership interest in the Indiantown cogeneration facility in a three-phase transaction. We paid $39.8 million to acquire a 19.9% interest in the facility in June, 1999, $36.6 million to acquire a 20% interest in the facility in September, 1999 and $0.2 million to acquire a 0.1% interest in the facility in November, 1999. We funded the purchase of these interests with proceeds from the CEA credit facility and the Portsmouth credit facility.

     In September 1999, one of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc., ("CEA") formed to hold our twelve electric generating facilities acquired in the Bechtel Acquisition, entered into a $75 million, three-year revolving credit facility. The commitment under this facility reduces to $67.5 million after one-year and to $60 million after two years. Certain covenants and financial conditions must be met under this credit facility prior to cash distributions received by CEA being available for distribution to Cogentrix Energy. With the closing of this credit facility, our subsidiaries now maintain revolving credit facilities, which are non-recourse to us, with aggregate commitments of $143.0 million. As of December 31, 1999, we had $42.6 million available under these facilities.

     In November 1999, Cottage Grove, Whitewater and the contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Cottage Grove, Whitewater and the contractor pursuant to the Cottage Grove and Whitewater construction contracts. The final settlement of the construction contracts provided for a payment to the contractor of approximately $4,030,000 from funds available in Cottage Grove's and Whitewater's construction retainage accounts. The contractor has also agreed to extend various warranty periods and perform various repairs and inspection. Cottage Grove and Whitewater, in turn, acknowledged that final acceptance shall have been deemed to have occurred. The value of the existing letters of credit provided in lieu of cash retainage was reduced from $11,030,000 to $5,000,000. The remaining value of these letters of credit will be decreased in stages as the contractor successfully completes the agreed upon inspections and additional work. The settlement provided for the release of approximately $9,441,000 of remaining restricted cash from the construction retainage accounts of Cottage Grove and Whitewater. These funds were distributed to Cogentrix in November, 1999.

     In December, 1999, we closed a $350 million construction loan with two banks and commenced construction on an approximate 800 megawatt, combined-cycle, natural gas-fired generating facility located in Jenks, Oklahoma. We have committed to provide an equity contribution to the project subsidiary of approximately $56.9 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) the incurrence of construction costs after all project financing has been expended, or (c) June 24, 2002. The equity contribution is reduced by approximately $8.2 million upon our receipt of a waste water discharge permit, and further reduced by contributions made by us once the construction loan proceeds are exhausted. This equity contribution commitment is supported by a letter of credit, which is provided under the corporate credit facility. We expect the Oklahoma facility, which we will operate, to begin operation in June 2002. Electricity generated by the Oklahoma facility will be sold under a long-term power purchase agreement to PECO Energy's Power Team.

     In March 2000, we closed a credit facility with a bank and a financial institution which provides for a $126 million construction loan and a $5 million debt service reserve letter of credit. Proceeds from the construction loan will be used to construct an approximate 270 megawatt combined-cycle natural gas-fired generating facility located in Rathdrum, Idaho. We own a 51% interest in a partnership that will own this facility and have committed to provide an equity contribution to the project subsidiary of approximately $16.7 million upon the earliest to occur of (a) an event of default under the project's subsidiary's financing agreement, (b) the incurrence of construction costs after all project financing has been expended, or (c) October 1, 2002. This equity contribution commitment is supported by a letter of credit, which is provided under the corporate credit facility. In addition, Cogentrix Energy has agreed to make additional stand-by equity contributions to cover certain contingent costs during the construction period capped at $3.6 million. An indirect, wholly-owned subsidiary of Cogentrix Energy has entered into an engineering, procurement and construction (EPC) contract with the partnership to construct the Rathdrum facility. Cogentrix Energy is providing a guarantee supporting the subsidiary's obligations under the EPC contract. We expect the Rathdrum facility, which we will operate, to begin operation in the third quarter of 2001. Electricity generated by the Rathdrum facility will be sold under a long-term power purchase agreement to Avista Turbine Power, Inc.

     We are in the advanced stages of developing a 300 megawatt electric generating plant in the Dominican Republic. This project will utilize fuel oil-fired, combined-cycle technology. We are serving as lead developer in a partnership with Commonwealth Development Corporation of Great Britain. This facility will sell electricity under a long-term power purchase agreement with the CDE supported by a Dominican government guarantee of the payment obligations. The project is expected to close financing and commence construction in the second quarter of 2000 with a commencement of operations in 2001. We currently anticipate requiring funds of approximately $50 million for the purpose of making our equity investment in the Dominican Republic project. We expect to fund this equity commitment from corporate cash balances.

     We have entered into commitments with a turbine supplier to purchase a specified number of turbines with specified delivery dates. We have made approximately $11.2 million in non-refundable deposits related to these commitments through December 31, 1999. We expect to make additional progress payments of $82.9 million in 2000, of which approximately $75.8 million would be repaid or funded from proceeds of financings we anticipate closing.

     For the fiscal year ended December 31, 1999, our board of directors declared a dividend on the outstanding common stock of $8.7 million, which was paid in March 2000. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures under which Cogentrix Energy has senior debt outstanding and corporate credit facility agreement, our ability to pay dividends and make other distributions to our shareholders is restricted.

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

     Under our power sales agreements, energy payments are indexed, subject to certain caps, to reflect the purchasing utility's solid fuel cost of producing electricity or provide periodic, scheduled increases in energy prices that are designed to match periodic, scheduled increases in fuel and transportation costs that are included in the fuel supply and transportation contracts for the facilities.

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

     Although hedged to a significant extent, our financial results will likely be affected to some degree by fluctuations in energy prices, interest rates and inflation. The effectiveness of the hedging techniques implemented by us is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contracts. We have sought to reduce this risk by entering into contracts with creditworthy organizations.

  Interest Rate Sensitivity

     The following tables provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, interest rate caps and debt obligations.

     The table below contains information on the interest rate sensitivity of our debt portfolio. This table presents principal cash flows and related weighted average interest rates by expected maturity dates for all of our debt obligations as of December 31, 1999. This table does not reflect scheduled future interest rate adjustments. The weighted average interest rates disclosed in the table are calculated based on interest rates as of December 31, 1999. Future interest rates are likely to vary from those disclosed in the table.

                                                 EXPECTED MATURITY DATE
                           ------------------------------------------------------------------
                            2000       2001       2002       2003        2004      THEREAFTER      TOTAL
                           -------    -------    -------    -------    --------    ----------    ----------
                                              (IN THOUSANDS)
Long-term Debt
  Fixed Rate.............  $ 6,386    $28,662    $30,227    $32,471    $ 54,934     $981,462     $1,134,142
    Weighted average
      interest rate......     7.50%      7.49%      7.51%      7.47%       7.47%        8.01%
  Variable Rate..........  $83,728    $77,247    $48,321    $22,317    $ 23,272     $151,315        406,200
                                                                                                 ----------
    Weighted average
      interest rate......     7.08%      7.07%      7.20%      7.63%       7.45%        7.48%    $1,540,342
                                                                                                 ==========

     The following tables contain information regarding interest rate swap and interest rate cap agreements entered into by some of our project subsidiaries to manage interest rate risk on their variable-rate project financing debt. The notional amounts of debt covered by these agreements as of December 31, 1999 was approximately $263,279,000. These agreements effectively changed the interest rate, including applicable margins, on the portion of debt covered by the notional amounts from a weighted average variable rate of 7.22% to a weighted average effective rate of 7.09% at December 31, 1999.

            FIXED RATE PAY/VARIABLE RATE RECEIVE INTEREST RATE SWAPS

  HEDGED                              FIXED     VARIABLE       FAIR
 NOTIONAL     EFFECTIVE   MATURITY    RATE        RATE        MARKET
  AMOUNT        DATE        DATE       PAY     RECEIVE(1)     VALUE
-----------   ---------   --------   -------   ----------   ----------
$51,000,000..  2/12/98    12/31/02   5.6875%      6.15%     $  711,875
  4,500,000..  8/30/90     8/30/00    9.503%     6.005%       (151,731)
 20,000,000..  7/31/00     7/31/02    6.995%         --        (31,272)
 58,163,000.. 12/20/95     7/31/06    6.078%     6.022%      1,985,472
 23,748,281.. 11/15/98     3/07/01    5.585%      6.15%        111,333
 26,304,000..  1/14/98     6/30/02    5.555%      6.21%        338,715
                                                            ----------
                                                            $2,964,392
                                                            ==========

                               INTEREST RATE CAPS

  HEDGED                             MAXIMUM     ACTUAL      FAIR
 NOTIONAL     EFFECTIVE   MATURITY   INTEREST   INTEREST    MARKET
  AMOUNT        DATE        DATE       RATE     RATE(1)      VALUE
-----------   ---------   --------   --------   --------   ---------
$6,824,000..  12/31/96    3/31/01     7.50%     6.2113%    $   1,312
26,304,000..   2/20/97    6/28/02     6.50%     6.2113%      119,137
80,000,000..   9/18/99    7/31/02     9.00%      6.022%           41
31,000,000..   7/31/00    7/31/02     9.00%          --       50,773
                                                           ---------
                                                           $ 171,263
                                                           =========

---------------

(1) The "variable rate receive" and "actual interest rate" are based on the interest rates in effect as of December 31, 1999. Interest rates in the future are likely to vary from those disclosed in the tables above.

CHANGE OF CORPORATE FISCAL YEAR

     Effective January 1, 1998, we changed our fiscal year to commence on January 1 and conclude on December 31 of each year. Our fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year. We have restated our consolidated financial statements for the 1997 fiscal year to a calendar basis.

YEAR 2000 COMPLIANCE

     The Year 2000 issue existed because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit fields to designate an applicable year. As a result, those systems and applications may not have properly recognized the year 2000 or processed data which included such date.

     We performed extensive investigation, analysis contingency planning and remediation to prepare our systems and applications for the Year 2000 issue. We also communicated extensively with our critical suppliers, vendors, joint venture partners, and major customers to assess their compliance, and our exposure, with the Year 2000 issue.

     Our systems were Year 2000 compliant before December 31, 1999, and there have been no significant transition issues in our computers related to the Year 2000 issue at any of our plants or our corporate headquarters. We have not encountered any Year 2000 issues with any of our business partners, critical suppliers, vendors, joint venture partners or major customers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   38
Consolidated Financial Statements:
     Consolidated Balance Sheets at December 31, 1999 and
      1998..................................................   39
     Consolidated Statements of Operations For the Years
      Ended December 31, 1999, 1998 and 1997................   40
     Consolidated Statements of Changes in Shareholders'
      Equity For the Years Ended December 31, 1999, 1998 and
      1997..................................................   41
     Consolidated Statements of Cash Flows For the Years
      Ended December 31, 1999, 1998 and 1997................   42
Notes to Consolidated Financial Statements..................   43
Financial Statement Schedules:
Schedule I -- Condensed Financial Information of the
  Registrant................................................   63

Schedules other than those listed above have been omitted, since they are not required, are not applicable or are unnecessary due to the presentation of the required information in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO COGENTRIX ENERGY, INC.:

     We have audited the accompanying consolidated balance sheets of Cogentrix Energy, Inc. (a North Carolina corporation) and subsidiary companies as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogentrix Energy, Inc. and subsidiary companies as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
March 9, 2000.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                 1999         1998
                                                              ----------   ----------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   80,344   $   48,207
  Restricted cash...........................................      81,647       40,604
  Accounts receivable.......................................      59,360       66,586
  Inventories...............................................      20,137       18,697
  Other current assets......................................       2,252        4,061
                                                              ----------   ----------
          Total current assets..............................     243,740      178,155
NET INVESTMENT IN LEASES....................................     500,195      498,614
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $262,963 and $225,928, respectively.......     437,483      473,065
LAND AND IMPROVEMENTS.......................................       5,764        3,981
CONSTRUCTION IN PROGRESS....................................     350,243          161
DEFERRED FINANCING COSTS, net of accumulated amortization of
  $23,950 and $15,557, respectively.........................      51,315       37,007
NATURAL GAS RESERVES........................................         744        1,557
INVESTMENTS IN AFFILIATES...................................     325,504      251,312
PROJECT DEVELOPMENT COSTS...................................       7,124           --
OTHER ASSETS................................................      76,274       55,999
                                                              ----------   ----------
                                                              $1,998,386   $1,499,851
                                                              ==========   ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $   90,114   $   86,255
  Accounts payable..........................................      37,588       25,511
  Accrued compensation......................................       8,415        8,096
  Accrued interest payable..................................      25,708        7,729
  Accrued dividends payable.................................       8,683        7,398
  Other accrued liabilities.................................      15,621       13,492
                                                              ----------   ----------
          Total current liabilities.........................     186,129      148,481
LONG-TERM DEBT..............................................   1,518,773    1,127,184
DEFERRED INCOME TAXES.......................................      72,980       52,306
MINORITY INTEREST...........................................      69,608       61,167
OTHER LONG-TERM LIABILITIES.................................      29,445       22,850
                                                              ----------   ----------
                                                               1,876,935    1,411,988
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 10)
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
     282,000 shares issued and outstanding..................         130          130
  Accumulated other comprehensive loss......................      (1,144)          --
  Accumulated earnings......................................     122,465       87,733
                                                              ----------   ----------
                                                                 121,451       87,863
                                                              ----------   ----------
                                                              $1,998,386   $1,499,851
                                                              ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
          (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER COMMON SHARE)

                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING REVENUE:
  Electric..................................................  $294,185   $293,083   $307,104
  Steam.....................................................    25,236     25,043     26,123
  Lease.....................................................    44,697     34,715         --
  Service...................................................    43,888     34,470         --
  Income from unconsolidated investment in power projects,
     net of premium amortization............................    25,464      6,474      1,412
  Other.....................................................    14,093     14,908     15,275
                                                              --------   --------   --------
                                                               447,563    408,693    349,914
                                                              --------   --------   --------
OPERATING EXPENSES:
  Fuel expense..............................................    81,835     78,420    118,731
  Cost of service...........................................    45,933     36,039         --
  Operations and maintenance................................    67,374     71,108     71,367
  General, administrative and development expenses..........    39,014     36,490     41,650
  Depreciation and amortization.............................    43,713     42,535     41,844
                                                              --------   --------   --------
                                                               277,869    264,592    273,592
                                                              --------   --------   --------
OPERATING INCOME............................................   169,694    144,101     76,322
OTHER INCOME (EXPENSE):
  Interest expense..........................................   (94,956)   (74,949)   (53,864)
  Investment and other income...............................    11,213      9,226      9,789
  Equity in net loss of affiliates, net.....................      (208)    (3,274)    (1,538)
                                                              --------   --------   --------
INCOME BEFORE MINORITY INTERESTS IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS.......................    85,743     75,104     30,709
MINORITY INTERESTS IN INCOME................................   (14,752)   (12,458)    (4,672)
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS...........    70,991     62,646     26,037
PROVISION FOR INCOME TAXES..................................   (27,576)   (24,914)    (9,754)
                                                              --------   --------   --------
INCOME BEFORE EXTRAORDINARY LOSS............................    43,415     37,732     16,283
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAX BENEFIT, AND MINORITY INTEREST.................        --       (743)    (1,502)
                                                              --------   --------   --------
NET INCOME..................................................  $ 43,415   $ 36,989   $ 14,781
                                                              ========   ========   ========
EARNINGS PER COMMON SHARE:
  Income before extraordinary loss..........................  $ 153.95   $ 133.80   $  57.74
  Extraordinary loss........................................        --      (2.63)     (5.33)
                                                              --------   --------   --------
                                                              $ 153.95   $ 131.17   $  52.41
                                                              ========   ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................   282,000    282,000    282,000
                                                              ========   ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
         (DOLLARS IN THOUSANDS, EXCEPT FOR DIVIDENDS PER COMMON SHARE)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                         COMMON   COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                         STOCK       INCOME        EARNINGS     INCOME (LOSS)    TOTAL
                                         ------   -------------   -----------   -------------   --------
Balance, December 31, 1996.............   $130       $    --       $ 50,501        $    --      $ 50,631
Comprehensive income
  Net income...........................     --        14,781         14,781             --
  Other comprehensive income, net of
     tax:
     Unrealized holding gain during
       year............................     --            26             --             26
                                                     -------
       Comprehensive income:...........              $14,807                                      14,807
                                                     =======
Common stock dividends ($25.32 per
  common share)........................     --                       (7,140)            --        (7,140)
                                          ----                     --------        -------      --------
Balance, December 31, 1997.............    130                       58,142             26        58,298
Comprehensive income
  Net income...........................     --        36,989         36,989             --
  Other comprehensive income, net of
     tax:
     Realized gains included in net
       income..........................     --           (26)            --            (26)
                                                     -------
       Comprehensive income:...........              $36,963                                      36,963
                                                     =======
Common stock dividends ($26.23 per
  common share)........................     --                       (7,398)            --        (7,398)
                                          ----                     --------        -------      --------
Balance, December 31, 1998.............    130                       87,733             --        87,863
Comprehensive income
  Net income...........................     --        43,415         43,415             --
  Other comprehensive loss, net of tax:
     Unrealized holding losses during
       year............................               (1,144)                       (1,144)
                                                     -------
       Comprehensive income:...........              $42,271                                      42,271
                                                     =======
Common stock dividends ($30.79 per
  common share)........................     --                       (8,683)            --        (8,683)
                                          ----                     --------        -------      --------
Balance, December 31, 1999.............   $130                     $122,465        $(1,144)     $121,451
                                          ====                     ========        =======      ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.............................................  $  43,415   $  36,989   $  14,781
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization........................     43,713      42,535      41,844
       Deferred income taxes................................     23,933      14,182       4,927
       Extraordinary loss on early extinguishment of debt...         --       2,172       2,458
       Minority interest in income of joint venture, net of
          dividends.........................................      8,461     (14,494)      1,935
       Gain on sale of investment in affiliate..............         --      (2,063)         --
       Equity in net (income) loss of unconsolidated
          affiliates........................................    (22,998)     (3,200)        126
       Dividends received from unconsolidated affiliates....     26,647      13,362      15,354
       Minimum lease payments received......................     43,116      31,500          --
       Amortization of unearned lease income................    (44,697)    (33,473)         --
       Decrease (increase) in accounts receivable...........      7,487      (7,278)      3,437
       Decrease (increase) in inventories...................       (627)     (1,029)      4,385
       Decrease in accounts payable.........................     (9,791)     (4,212)     (9,490)
       Increase in accrued liabilities......................      5,074       5,179         499
       Decrease (increase) in other, net....................    (14,732)     (5,425)      2,320
                                                              ---------   ---------   ---------
     Net cash flows provided by operating activities........    109,001      74,745      82,576
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Property, plant and equipment additions..............     (4,305)     (7,391)     (2,449)
       Decrease in marketable securities....................         --      42,118      21,577
       Investments in unconsolidated affiliates.............    (76,827)   (180,292)    (61,063)
       Acquisition of facilities, net of cash acquired......         --    (155,324)         --
       Construction in progress and project development
          costs.............................................    (60,697)         --          --
       Decrease in restricted cash..........................     12,243      22,952       1,532
                                                              ---------   ---------   ---------
     Net cash flows used in investing activities............   (129,586)   (277,937)    (40,403)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable and long-term debt.......    191,340     384,104      65,171
       Repayments of notes payable and long-term debt.......   (122,255)   (193,812)   (118,778)
       Increase in deferred financing costs.................     (8,965)     (8,586)       (921)
       Common stock dividends paid..........................     (7,398)     (2,140)     (5,000)
                                                              ---------   ---------   ---------
     Net cash flows provided by (used in) financing
       activities...........................................     52,722     179,566     (59,528)
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     32,137     (23,626)    (17,355)
CASH AND CASH EQUIVALENTS, beginning of year................     48,207      71,833      89,188
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year......................  $  80,344   $  48,207   $  71,833
                                                              =========   =========   =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Cogentrix Energy, Inc. and subsidiary companies (collectively, the "Company") is principally engaged in the business of acquiring, developing, owning and operating independent power generating facilities (individually, a "Facility," or collectively, the "Facilities"). As of December 31, 1999, the Company owned or had interests in 25 Facilities in operation in the United States with an aggregate installed capacity of approximately 4,000 megawatts. After taking into account the part interests in the 16 plants that are not wholly-owned by the Company, which range from 1.7% to approximately 74%, the Company's net equity interest in the total production capability of the 25 Facilities, in operation, is approximately 1,840 megawatts. Electricity generated by each Facility is sold to an electric utility (the "Utility") and steam is sold to an industrial company (the "Steam Purchaser"), all under long-term contractual agreements.

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

     Inventories -- Coal inventories consist of the contract purchase price of coal and all transportation costs incurred to deliver the coal to each Facility. Gas inventories represent the cost of natural gas purchased as fuel reserves that are forecasted to be consumed during the next fiscal year. Spare parts inventories consist of major equipment and recurring maintenance supplies required to be maintained in order to facilitate routine maintenance activities and minimize unscheduled maintenance outages. As of December 31, 1999 and 1998, fuel and spare parts inventories are comprised of the following (dollars in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                               1999           1998
                                                              -------        -------
Coal........................................................  $ 8,469        $ 8,028
Natural gas.................................................    2,875          2,773
Spare parts.................................................    8,138          7,377
Fuel oil....................................................      655            519
                                                              -------        -------
                                                              $20,137        $18,697
                                                              =======        =======

     Coal inventories at certain Facilities are recorded at last-in, first-out ("LIFO") cost, with the remaining Facilities' coal inventories recorded at first-in, first-out ("FIFO") cost. The cost of coal inventories recorded on a LIFO basis was approximately $374,000 and $305,000 less than the cost of these inventories on a FIFO basis as of December 31, 1999 and 1998, respectively. Spare parts inventories are recorded at average cost.

     Property, Plant and Equipment -- Property, plant and equipment is recorded at actual cost. Substantially all property, plant and equipment consists of cogeneration facilities which are depreciated on a straight-line

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES basis over their estimated useful lives (ranging from 9 to 30 years). Other property and equipment is depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from 3 to 10 years). Maintenance and repairs are charged to expense as incurred. Emergency and rotatable spare parts inventories are included in plant and are depreciated over the useful life of the related components.

     Construction in Progress -- Construction progress payments, engineering costs, insurance costs, wages, interest and other costs relating to construction in progress are capitalized. Construction in progress balances are transferred to property, plant and equipment when the assets are ready for their intended use. Interest is capitalized on projects during the development and construction period. For the year ended December 31, 1999, the Company capitalized $1,812,000 of interest in connection with the development and construction of power plants. There was no interest capitalized in 1998 or 1997.

     Deferred Financing Costs -- Financing costs, consisting primarily of legal and other direct costs incurred to obtain financing, are deferred and amortized over the financing term.

     Natural Gas Reserves -- Natural gas reserves consist of the cost of natural gas purchased as long-term fuel reserves for a Facility. These reserves are recorded at cost.

     Investments in Affiliates -- Investments in affiliates include investments in unconsolidated entities which own or derive revenues from power projects currently in operation and investments in unconsolidated development joint venture entities. The Company's share of income or loss from investments in operating power projects is included in operating revenues in the accompanying consolidated statements of operations. The Company's share of income or loss from investments in development joint venture entities and investments previously held in entities which own and operate greenhouses, is included in other income (expense) in the accompanying consolidated statements of operations.

     Project Development Costs -- The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a power plant. These costs include professional services, salaries, permits and other costs directly related to the development of a new project. These costs are generally transferred to construction in progress when financing is obtained, or expensed when the Company determines that a particular project will no longer be developed. Capitalized costs are amortized over the estimated useful life of the project.

     Revenue Recognition -- Revenues from the sale of electricity and steam are recorded based upon output delivered and capacity provided at rates specified under contract terms. Significant portions of the Company's revenues have been derived from certain electric utility customers. Two customers accounted for 47% and 17% of revenues in the year ended December 31, 1999, 50% and 19% of revenues in the year ended December 31, 1998 and 64% and 22% of revenues in the year ended December 31, 1997.

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

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

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

     Comprehensive Income -- The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and unrealized holding losses during the year in the Consolidated Statement of Shareholders' Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.

     New Accounting Pronouncements -- In April 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP No. 98-5 requires costs incurred for start-up activities to be expensed as incurred. For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing a new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). The Company adopted SOP No. 98-5 as of January 1, 1999. The adoption of SOP No. 98-5 did not have a material impact on the consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 requires the adoption of SFAS No. 133 to be effective for fiscal years beginning after June 15, 2000. Early adoption is allowed.

     The Company has not yet quantified the impacts of adopting SFAS No. 133 on the consolidated financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings.

     Change of Fiscal Year -- Effective January 1, 1998, the Company changed its fiscal year to commence on January 1 and conclude on December 31 of each year. The Company's fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year. The Company has restated its consolidated financial statements for the 1997 fiscal year to a calendar year basis.

     Reclassifications -- Certain amounts included in the accompanying consolidated financial statements for the fiscal year ended December 31, 1998 have been reclassified from their original presentation to conform with the presentation for the year ended December 31, 1999.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

3. ACQUISITIONS

     LS Power Acquisition -- In March 1998, the Company acquired from LS Power Corporation (the "LS Power Acquisition") an approximate 74% ownership interest in two partnerships which own and operate electric generating facilities located in Whitewater, Wisconsin (the "Whitewater Facility") and Cottage Grove, Minnesota (the "Cottage Grove Facility"). Each of the Cottage Grove and Whitewater Facilities is a 245-megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of both of these facilities commenced in the last half of calendar 1997. The Cottage Grove Facility sells capacity and energy to Northern States Power Company under a 30-year power sales contract terminating in 2027. The Whitewater Facility sells capacity and energy to Wisconsin Electric Power Company under a 25-year power sales contract terminating in 2022. Each of the power sales contracts has characteristics similar to a lease in that the agreement gives the purchasing utility the right to use specific property, plant and equipment. As such, each of the power sales contracts is accounted for as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." (see Note 7).

     The aggregate acquisition price for the equity interests in the Cottage Grove and Whitewater Facilities acquired by the Company was approximately $158.0 million. In addition, the Company pre-funded a $16.7 million distribution to the previous owners, which represented unused construction contingency funds and cash flows that were accumulated by the Cottage Grove and Whitewater Facilities prior to January 1, 1998. Cogentrix Energy, Inc. received $15.7 million of this distribution in April 1998 and received the remaining $1 million in 1999. The purchase price was ultimately funded with a portion of the net proceeds of the Company's 2008 senior notes (see Note 6) and corporate cash balances.

     The Company accounted for the LS Power Acquisition using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired based on their fair market values at the date of consummation. An adjustment in the amount of $22.2 million was recorded to reflect the Company's portion of the excess of the fair value of the Partnerships' fixed rate debt over its historical carrying value. This fair value adjustment, or debt premium, will be amortized to income over the life of the debt acquired using the effective interest method. The historical book values of the remaining assets and liabilities approximated their fair values at the date of consummation. The excess of the purchase price over the fair value of the net assets acquired was approximately $27.7 million. This excess is included in other assets on the accompanying balance sheets as of December 31, 1999 and 1998, and is being amortized on a straight line basis over the lives of the power purchase agreements for the two facilities. The minority owner's share of each partnership's net assets is included in minority interests on the accompanying consolidated balance sheets as of December 31, 1999 and 1998. The accompanying consolidated statement of operations for the year ended December 31, 1998 includes the results of operations of the acquired facilities for the period beginning March 20, 1998 (closing date of LS Power Acquisition) to December 31, 1998.

     During 1999, the Company and the contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of the Cottage Grove and Whitewater facilities and the contractor pursuant to the construction contracts. The final settlement of the construction contract provided for a payment to the contractor of approximately $4,030,000 from funds available in Cottage Grove's and Whitewater's construction retainage accounts. The contractor has also agreed to extend various warranty periods and perform various repairs and inspections. Cottage Grove and Whitewater, in turn, acknowledged that final acceptance shall have been deemed to have occurred. Upon the release of the remaining construction retainage accounts and settlement of outstanding warranty claims, the Company recorded a gain of approximately $6,257,000 before minority interests in income. The gain is included in other income in the accompanying consolidated statements of operations for the year ended December 31, 1999.

     Batesville Acquisition -- In August 1998, the Company acquired an approximate 52% interest in an 800-megawatt, gas-fired electric generating facility (the "Batesville Facility") under construction in Batesville,

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

Mississippi (the "Batesville Acquisition"). The Company has committed to provide an equity contribution to the project subsidiary of approximately $54 million upon the earliest to occur of (i) the incurrence of construction costs after all project financing has been expended, (ii) an event of default under the project subsidiary's financing arrangements or (iii) June 30, 2001. This equity commitment is supported by a $54 million letter of credit provided under the Company's corporate credit facility. The Company expects the Batesville Facility, which will be operated by the Company, to commence commercial operation in summer 2000. Electricity generated by the Batesville Facility will be sold under long-term power purchase agreements with two investment-grade utilities.

     The Batesville acquisition was originally accounted for under the equity method of accounting, as the Company originally deemed its approximate 52% interest to be temporary. As of December 31, 1999, the Company has reassessed its ownership, and has determined that it will maintain an approximate 51% interest in the project. As such, the Company has consolidated the net assets of the Batesville Facility in the accompanying consolidated balance sheets at December 31, 1999. The accompanying consolidated statements of operations at December 31, 1999 and 1998 recognized earnings from the Batesville facility under the equity method of accounting.

     Bechtel Asset Acquisition -- In October 1998, the Company acquired from Bechtel Generating Company, Inc. ("BGCI") ownership interests in 12 electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline in the United States (the "BGCI Acquisition"). The aggregate acquisition price, including acquisition costs, for the interests in the BGCI assets was approximately $189.7 million. The Company utilized a portion of the net proceeds from the issuance of $255 million of senior notes due 2008 to fund the BGCI Acquisition.

     The BGCI Acquisition has been accounted for using the purchase method of accounting, which resulted in the recognition of a net purchase premium of approximately $66.5 million. The purchase premiums or discounts related to the BGCI Acquisition are being amortized over the remaining lives of the facilities or over the remaining terms of the power purchase agreements. The Company uses the equity method of accounting to account for its ownership interests in eight of these facilities and uses the cost method of accounting for its ownership interests in the other four facilities (see Note 4).

     Subsequent to December 31, 1999, the Company purchased an additional 1% interest in the Logan and Northampton facilities, two of the twelve electric generating facilities included in the BGCI Acquisition. The Company paid approximately $1,650,000 for these additional interests. The Company will continue to account for its 50% interest in the Logan and Northampton facilities using the equity method.

     Indiantown Acquisition -- In June, 1999, the Company entered into an agreement to purchase an additional 40% ownership interest in the Indiantown cogeneration facility (the "Indiantown Acquisition"), one of the twelve electric generating facilities included in the BGCI Acquisition, in a three-phase transaction. The Company paid $39.8 million to acquire a 19.9% interest in the facility in June, 1999, $36.6 million to acquire a 20% interest in the facility in September, 1999 and $0.2 million to acquire a 0.1% interest in the facility in November, 1999. The Company funded the purchase of these interests with proceeds from credit facilities. These purchases resulted in a premium of approximately $38,000,000. This premium will be amortized over the remaining term of the power purchase agreement. The Company currently has a 50% interest in the Indiantown facility. This investment is accounted for using the equity method of accounting.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     The following unaudited pro forma consolidated results for the Company for the years ended December 31, 1999 and 1998 give effect to the LS Power Acquisition, the BGCI Acquisition and the Indiantown Acquisition as if these transactions had occurred on January 1, 1999 and January 1, 1998, respectively (dollars in thousands, except per share amount).

                                                                       PRO FORMA
                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                   1999          1998
                                                                ----------    ----------
Revenues....................................................     $452,891      $453,566
Net Income..................................................     $ 43,942      $ 37,336
Earnings per Share..........................................     $ 155.82      $ 132.41

4. INVESTMENTS IN UNCONSOLIDATED POWER PROJECTS

  Birchwood Power Partners, L.P.

     The Company owns a 50% interest in Birchwood Power Partners, L.P. ("Birchwood Power"), a partnership which owns a 220-megawatt, coal fired cogeneration facility (the "Birchwood Facility") which sells electricity to a utility and provides thermal energy to a 36-acre greenhouse under long-term contracts. The Birchwood Facility is operated by an affiliate of The Southern Company under a long-term operations and maintenance agreement. The Company has 50% representation on Birchwood Power's management committee, which must approve all material transactions of Birchwood Power. The Company is accounting for its investment in Birchwood Power under the equity method. The Company's share of net income of Birchwood Power is recorded net of the amortization of the $36.4 million premium paid to purchase the Company's 50% share interest in Birchwood Power. This premium is being amortized on a straight-line basis over the estimated useful life of the Birchwood Facility. The Company recognized approximately $3,509,000, $3,714,000 and $1,412,000 in income from unconsolidated investments in power projects, net of premium amortization, in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997, respectively, related to its investment in Birchwood Power. The following table presents summarized financial information for Birchwood Power as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                                           1999       1998
                                                         --------   --------
BALANCE SHEET DATA:
  Current assets.......................................  $ 48,805   $ 48,416
  Noncurrent assets....................................   333,318    344,374
                                                         --------   --------
          Total assets.................................  $382,123   $392,790
                                                         ========   ========
  Current liabilities..................................  $  9,882   $  7,952
  Noncurrent liabilities...............................   323,598    329,428
  Partners' capital....................................    48,643     55,410
                                                         --------   --------
                                                         $382,123   $392,790
                                                         ========   ========

                                                           1999       1998       1997
                                                         --------   --------   --------
INCOME STATEMENT DATA:
  Operating revenues...................................  $ 75,582   $ 71,908   $ 69,275
  Operating income.....................................    36,399     36,863     35,087
  Net income...........................................     9,740      9,747      6,451

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

  BGCI Assets

     The Company acquired interests in 12 electric generating facilities from BGCI on October 20, 1998 (the "BGCI assets") (see Note 3). The following table presents the Company's ownership interests at December 31, 1999 in the BGCI assets that are accounted for under the equity method:

                                                                    PERCENT          NET
                                                                   OWNERSHIP   EQUITY INTEREST
                                                         PLANT     INTEREST       IN PLANT
                       PROJECT                         MEGAWATTS   ACQUIRED       MEGAWATTS
                       -------                         ---------   ---------   ---------------
Logan................................................     218       49.0%           106.8
Northampton..........................................     110        49.0            53.9
Indiantown...........................................     380        50.0           190.0
Carney's Point.......................................     262        10.0            26.2
Panther Creek........................................      83        12.2            10.1
Scrubgrass...........................................      85        20.0            17.0
Gilberton............................................      82        19.6            16.1
Morgantown...........................................      62        15.0             9.3

     The Company recognized approximately $21,954,000 and $2,760,000 in income from unconsolidated investments in power projects in the accompanying consolidated statement of operations for the year ended December 31, 1999 and for the period from October 20, 1998 to December 31, 1998 related to its investment in the projects acquired from BGCI. The following table presents summarized combined financial data of the unconsolidated power projects acquired from BGCI being accounted for under the equity method as of December 31, 1999 and 1998 and for the year ended December 31, 1999 and for the period from October 20, 1998 to December 31, 1998 (dollars in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
BALANCE SHEET DATA:
  Current assets............................................  $  157,396   $  131,178
  Noncurrent assets.........................................   2,988,277    2,827,875
                                                              ----------   ----------
          Total assets......................................  $3,145,673   $2,959,053
                                                              ==========   ==========
  Current liabilities.......................................  $  205,667   $  137,205
  Noncurrent liabilities....................................   2,523,826    2,398,944
  Partners capital..........................................     416,180      422,904
                                                              ----------   ----------
                                                              $3,145,673   $2,959,053
                                                              ==========   ==========

                                                                             FOR THE PERIOD
                                                      FOR THE YEAR ENDED   OCTOBER 20, 1998 TO
                                                      DECEMBER 31, 1999     DECEMBER 31, 1998
                                                      ------------------   -------------------
INCOME STATEMENT DATA:
  Operating revenues................................       $624,010              $96,622
  Operating income..................................        365,429               51,948
  Net income........................................         56,818               15,071

5. INVESTMENT IN OTHER UNCONSOLIDATED AFFILIATES

     The Company makes investments in other joint venture partnerships whose purpose is to develop power projects. The Company utilizes the equity method of accounting for those partnerships in which it holds an ownership interest between 20% and 50%. The Company recognized approximately $208,000, $307,000, and $471,000 in equity losses for the years ended December 31, 1999, 1998 and 1997, respectively, related to its

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES investments in these partnerships. These losses are reflected in equity in loss of affiliates in the accompanying consolidated statements of operations.

     The Company entered into an agreement with Agro Power Development, Inc. a developer and operator of greenhouse facilities, ("Agro") to make investments in partnerships which develop, construct and operate greenhouses which produce tomatoes. The Company obtained a 50% interest in four limited partnerships which had a combined 107 acres of production capacity in operation. In December 1998, the Company entered into an agreement to sell its 50% interest in the partnerships to EcoScience Corporation ("EcoScience"), the parent of Agro. In return for its 50% interest, the Company received 1,000,000 shares of common stock of EcoScience and a note receivable from EcoScience (the "EcoScience Note") in the amount of approximately $20.6 million. The original note receivable from EcoScience accrued interest at 11.25% per annum with principal and interest due on March 15, 1999, (see below), and was secured by a pledge of all of the outstanding stock of Agro. The Company recognized a gain of $2.1 million related to the fair market value of common stock received from the sale of the greenhouse partnerships. This gain is included in investment and other income in the accompanying consolidated statement of operations for the year ended December 31, 1998. As of December 31, 1999, the Company has recorded an unrealized holding loss on the EcoScience common stock, which has been included in accompanying consolidated financial statements.

     On March 15, 1999, the Company agreed to extend the due date for principal and interest on the EcoScience Note to June 30, 1999. In exchange for this extension, the Company received an extension fee of $1 million in the form of a promissory note from EcoScience, which bears the same terms as the original note. As of December 31, 1999 and 1998, the Company had a recorded investment in the EcoScience Note of $21,600,000 and $20,600,000, respectively. The Company has an allowance for credit losses related to the entire balance of its recorded investment in the EcoScience Note of approximately $14,400,000 and $11,800,000 at December 31, 1999 and 1998, respectively. Currently, the Company is recording interest income only as cash is received. The Company recognized and received no interest on this note for the year ended December 31, 1999. The Company would have recognized gross interest income of approximately $2,400,000 for the year ended December 31, 1999 if EcoScience would have been current in their interest payments.

     Subsequent to December 31, 1999, the Company entered into an agreement to exchange the EcoScience Note and all outstanding interest due for a promissory note in the amount of $15,900,000. The promissory note bears interest at 5% per year, and is due in five annual installments of $3,180,000, beginning on December 1, 2003 until December 1, 2007. In consideration for this exchange, EcoScience authorized and issued 333,333 shares of Series A Preferred Stock of EcoScience to the Company.

     Prior to the sale of the greenhouse partnerships, the Company accounted for its investment in these partnerships under the equity method, and recognized approximately $2,967,000, and $1,066,000 in equity losses in the accompanying consolidated statements of operations for the years ended December 31, 1998 and 1997, respectively.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

6. LONG-TERM DEBT

     The following long-term debt was outstanding as of December 31, 1999 and 1998, respectively (dollars in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
PROJECT FINANCING DEBT:
HOPEWELL FACILITY:
     Note payable to banks..................................  $   51,000   $   67,000
PORTSMOUTH FACILITY:
     Note payable to banks..................................      41,649       43,129
ROCKY MOUNT FACILITY:
     Note payable to financial institution..................     120,182      123,422
RINGGOLD FACILITY:
     Note payable to banks..................................      10,995       13,440
RICHMOND FACILITY:
     Commercial paper notes payable, net of unamortized
       issue discount of $745 and $350, respectively, and
       tax-exempt bonds.....................................     171,848      185,814
ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES:
     Notes payable to banks.................................       6,824       16,964
ROXBORO AND SOUTHPORT FACILITIES:
     Note payable to banks..................................      52,608       73,400
COTTAGE GROVE AND WHITEWATER FACILITIES:
     Bonds payable, due 2010 and 2016, including unamortized
       fair market value adjustment related to purchase of
       facilities of $20,386 and $21,345....................     352,386      353,345
BATESVILLE FACILITY:
     Bonds payable, due 2014 and 2025.......................     326,000           --
OKLAHOMA FACILITY:
     Construction note payable to banks.....................      70,531           --
CEA CREDIT FACILITY.........................................      66,400           --
OTHER.......................................................         960        1,139
                                                              ----------   ----------
          Total Project Financing Debt......................   1,271,383      877,653
SENIOR NOTES (including net unamortized gain (loss) on hedge transactions of $(18,246) and $(20,048), respectively and
  net bond issuance premium of $750 and $835,
  respectively).............................................     337,504      335,786
                                                              ----------   ----------
Total Long-Term Debt........................................   1,608,887    1,213,439
Less: Current portion.......................................     (90,114)     (86,255)
                                                              ----------   ----------
Long-term portion...........................................  $1,518,773   $1,127,184
                                                              ==========   ==========

     Information related to each of these borrowings is as follows:

HOPEWELL FACILITY:

     The Hopewell Facility's project debt agreement was amended in February 1998 resulting in an extension of the final maturity of the note payable by six months to December 31, 2002. The amended terms of the loan agreement increased outstanding borrowings by $34.6 million, the proceeds of which (net of transaction costs) were paid as a distribution to the partners in that project. The amended note payable accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

1.00% (7.15% at December 31, 1999). The amended note payable also provides for a $5 million letter of credit to secure the project's obligation to pay debt service. Cogentrix Energy, Inc. has indemnified the lenders of the note payable for any cash deficits the Hopewell Facility could experience as a result of incurring certain costs, subject to a cap of $10.6 million.

     An extraordinary loss of $2.4 million was recorded in the first quarter of 1998 related to the write-off of unamortized deferred financing costs from the original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt. The Company's share of this extraordinary loss of approximately $700,000, net of a tax benefit of approximately $500,000 and $1.2 million of minority interest, is shown in the accompanying consolidated statements of operations.

PORTSMOUTH FACILITY:

     The Portsmouth Facility's project debt agreement was amended in December 1997, resulting in the extension of the final maturity of the loan by three months to December 31, 2002. The amended terms of the loan agreement also increased the outstanding credit commitment from the project lenders to $43.5 million in the form of a revolving credit facility. As of December 31, 1999, the balance outstanding under the credit facility is approximately $41,600,000 of which $20,400,000 was outstanding under the revolving credit facility. The amended terms of the loan agreement provide for interest to accrue at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of 1.0% (7.15% at December 31, 1999). The banks' outstanding credit commitment under the loan agreement is reduced quarterly, with interest payable the earlier of the maturity of the applicable LIBOR term or quarterly through December 2002. The loan agreement also provides for a $6 million letter of credit to secure the project's obligations to pay debt service. Cogentrix Energy, Inc. has indemnified the lenders of the senior credit facility for any cash deficits the Portsmouth Facility could experience as a result of incurring certain costs, subject to a cap of $30 million.

     An extraordinary loss of $2,458,000 was recorded in the year ended December 31, 1997 related to the write-off of unamortized deferred financing costs from the original senior loan of $1,395,000 and net swap termination fees of $1,063,000 related to interest rate swap agreements hedging the original project debt. This extraordinary loss is shown net of a tax benefit of $956,000 in the accompanying consolidated statement of operations.

ROCKY MOUNT FACILITY:

     The note payable to financial institution consists of a $120,182,000 senior loan which accrues interest at a fixed annual rate of 7.58%. Payment of principal and interest is due quarterly through December 2013.

RINGGOLD FACILITY:

     The note payable to banks consists of a senior loan which accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 1.35% per annum (7.36% at December 31, 1999). Interest is payable at the earlier of the maturity of the applicable LIBOR term or quarterly in arrears. Payments of principal under the senior loan are due semiannually through April 2004.

     In January 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate the project subsidiary's power purchase agreement. This termination agreement was the result of a request for proposals from the utility to buy-back or restructure power sales agreements issued to all major operating independent power producers in Penelec's territory in April 1997. The termination agreement with Penelec provides for a payment to the project subsidiary of approximately $20.4 million, which will be sufficient to retire all of the project subsidiary's outstanding debt. The buy-back of the power purchase agreement is subject to the issuance of a satisfactory final order by the Pennsylvania Public Utility

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

Commission, which is not subject to appeal, granting Penelec the authority to fully recover from its customers the consideration paid under the buyout agreement. Management does not expect the termination of this project subsidiary's power purchase agreement, if it occurs, to have an adverse impact on the Company's consolidated results of operations or financial position.

RICHMOND FACILITY:

     Commercial paper notes outstanding are supported by an irrevocable, direct-pay letter of credit provided by a syndicate of banks (the "Banks"). The maximum amount of commercial paper notes supported by the letter of credit is $124,600,000 as of December 31, 1999. The annual interest rate incurred is the yield on the commercial paper notes plus a 1.25% to 1.50% per annum fee (weighted average rate of 7.27% at December 31, 1999) paid to the Banks for providing the letter of credit.

     Tax-exempt industrial development bonds (the "Bonds") have been issued to support the purchase of certain pollution control and solid waste disposal equipment for the Facility ($48 million outstanding at December 31, 1999 and 1998). Principal and interest payments on the Bonds are supported by an irrevocable, direct-pay letter of credit provided by the Banks. The annual interest rate is the yield on the Bonds plus a 1.25% to 1.50% per annum fee (5.6% at December 31, 1999). The letters of credit described above are part of one credit facility (the "Credit Facility"). The Credit Facility provides for commitment reductions through September 2007.

ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES:

     The project debt on the Elizabethtown, Lumberton and Kenansville Facilities consists of a senior note payable that accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 1% (7.21% at December 31, 1999). Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through September 2000. The senior credit facility also provides for a $3.3 million letter of credit to secure the project's obligations to pay debt service.

ROXBORO AND SOUTHPORT FACILITIES:

     The project debt agreement for the Roxboro and Southport Facilities consists of a senior note payable that accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 1% through September 2001 and 1.125% thereafter (7.21% at December 31, 1999). Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through June 2002. The senior credit facility also provides for a $6.5 million letter of credit to secure the project's obligations to pay debt service.

COTTAGE GROVE AND WHITEWATER FACILITIES:

     The project debt of the Cottage Grove and Whitewater Facilities consist of the following senior secured bonds (dollars in thousands):

7.19% Senior Secured Bonds due June 30, 2010................  $105,551
8.08% Senior Secured Bonds due December 30, 2016............   226,449
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

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     In December 1998, Cogentrix Mid-America, Inc., a wholly-owned subsidiary, which holds the Company's interest in the Cottage Grove and Whitewater Facilities, entered into a credit agreement with a bank to provide for a $25 million revolving credit facility available in a form of the issuance of letters of credit to support the debt reserve requirements for the 2010 and 2016 Bonds which vary from $12.9 million to $28.1 million over the term of the Bonds. The credit agreement also provides for direct advances up to the amount of any excess of the $25 million commitment over the then debt service reserve requirement. As of December 31, 1999, letters of credit totalling $14.1 million were issued and outstanding under the credit agreement.

JENKS FACILITY:

     The construction loan agreement for the Jenks facility consists of a construction note payable up to $350 million to construct an 800-megawatt combined cycle natural gas-fired generating facility. The construction loan will convert to a term loan, due December 2006, upon commencement of commercial operations. The loan agreement provides for interest to accrue at an annual rate equal to the applicable LIBOR rate, as chosen by the Company plus 1.25% to 1.50% per annum. The loan facility also provides for an $8 million letter of credit to secure the project's obligation to pay debt service.

     In accordance with the terms of the project financing agreements, the Company is committed to provide an equity contribution to the project subsidiary of approximately $56.9 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) the incurrence of construction costs after all project financing has been expended or (c) June 24, 2002. The equity contribution commitment will be reduced by approximately $8.2 million upon the project subsidiary's receipt of a waste water discharge permit. This equity contribution commitment is supported by a letter of credit, which is provided under the corporate credit facility.

BATESVILLE FACILITY:

     The project debt of the Batesville Facility consists of the following senior secured bonds (dollars in thousands):

7.16% Senior Secured Bonds due January 15, 2014.............  $150,000
8.16% Senior Secured Bonds due June 15, 2025................   176,000
                                                              --------
                                                              $326,000
                                                              ========

     Interest and principal is due on these bonds semi-annually on January 15 and July 15 each year. Principal payments commence on July 15, 2001 for the 2014 Bonds, and July 15, 2014 for the 2025 Bonds.

CEA CREDIT FACILITY:

     In September 1999, one of the Company's wholly-owned subsidiaries, Cogentrix Eastern America, Inc., formed to hold the Company's ownership interest in twelve electric generating facilities acquired in the BGCI Acquisition, entered into a $75 million, three-year credit facility. The commitment under this facility reduces to $67.5 million after one year and to $60 million after two years. As of December 31, 1999, advances totalling $66.4 million were outstanding under this facility

INTEREST RATE PROTECTION AGREEMENTS:

     The Company has entered into interest rate cap and interest rate swap agreements (Note 12) to manage its interest rate risk on its variable-rate project financing debt. The notional amounts of debt covered by these agreements as of December 31, 1999 and 1998 were approximately $263,279,000 and $343,112,000, respectively. The agreements effectively change the interest rate on the portion of debt covered by the notional

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES amounts from a weighted average variable rate of 7.2% at December 31, 1999 to a weighted average effective rate of 7.1% at December 31, 1999. These agreements expire at various dates through July 2006.

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

     On October 20, 1998, Cogentrix Energy, Inc. issued $220 million of registered, unsecured 8.75% senior notes due 2008 (the "2008 Notes"). These notes were issued at a discount resulting in an effective rate of approximately 8.82%. On November 25, 1998, the Company issued an additional $35 million of the 2008 Notes at a premium.

     In March 1998, in anticipation of the offering of the 2008 Notes, the Company entered into an interest rate hedge agreement to protect against a possible increase in the general level of interest rates. The settlement costs of approximately $22.1 million related to this hedge agreement were deferred and are recognized over the term of the 2008 Notes, resulting in an overall effective rate of approximately 9.59%.

CORPORATE CREDIT FACILITY:

     In May 1997, the Company entered into a credit agreement with Australia and New Zealand Banking Group Limited, as agent for a group of lending banks. In October 1998, the Company amended and restated the corporate credit facility to provide for $125 million of revolving credit available through October 2001 in the form of direct advances or the issuance of letters of credit (the "Corporate Credit Facility"). Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating on Cogentrix Energy's 2004 and 2008 Notes. Commitment fees related to the Corporate Credit Facility are currently 50 basis points per annum, payable each quarter on the outstanding unused portion of the Corporate Credit Facility. As of December 31, 1999, the Company has used this credit facility to issue approximately $117 million of letters of credit in connection with investments made in electric-generating plants, and two plants under construction. Subsequent to December 31, 1999, the Corporate Credit Facility was amended to provide for $175 million of revolving credit and to modify the covenants. The revolving credit facility has been extended through October, 2002.

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

     The ability of the Company's subsidiaries to pay dividends and management fees periodically to the Company (as parent) is subject to certain limitations in their respective financing documents. Such limitations generally require that: (i) debt service payments be current, (ii) debt service coverage ratios be

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES met, (iii) all debt service and other reserve accounts be funded at required levels, and (iv) there be no default or event of default under the relevant credit documents. Dividends, when permitted, are declared and paid immediately to the Company at the end of such period.

     The Company's ability to pay dividends to its shareholders is restricted by certain covenants of the Indentures for the 2004 and 2008 Senior Notes and the Corporate Credit Facility agreement. These covenants did not restrict the Company's ability to declare dividends of $8.7 million and $7.4 million to the Company's shareholders for the years ended December 31, 1999 and 1998.

     Future maturities of long-term debt at December 31, 1999, excluding the unamortized issue discounts on commercial paper notes, the net unamortized premium on senior notes, the unamortized balance of the deferred gains and losses on hedge transactions and the unamortized fair market value adjustments are as follows (dollars in thousands):

YEAR ENDED
DECEMBER 31,
------------
2000....................................................   $   90,114
2001....................................................      105,911
2002....................................................      144,949
2003....................................................       54,789
2004....................................................       78,206
Thereafter..............................................    1,132,773
                                                           ----------
                                                           $1,606,742
                                                           ==========

     Cash paid for interest on the Company's long-term debt amounted to $92,228,000, $76,358,000, and $55,339,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

7. SALES TYPE CAPITAL LEASE

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

     The components of the net investment in the leases at December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                                 1999         1998
                                                              ----------   ----------
Gross Investment in Leases..................................  $1,097,787   $1,140,909
Unearned Income on Leases...................................    (597,592)    (642,295)
                                                              ----------   ----------
Net Investment in Leases....................................  $  500,195   $  498,614
                                                              ==========   ==========

     Gross investment in leases represents total capacity payments receivable over the terms of the power purchase agreements, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     Estimated minimum lease payments over the remaining term of the power purchase agreements as of December 31, 1999 are as follows (dollars in thousands):

2000....................................................   $   45,180
2001....................................................       45,187
2002....................................................       47,253
2003....................................................       49,052
2004....................................................       50,957
Thereafter..............................................      860,158
                                                           ----------
          Total.........................................   $1,097,787
                                                           ==========

8. INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997, consists of the following (dollars in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999       1998       1997
                                                         -------    -------    ------
Current
  Federal..............................................  $   980    $ 6,561    $3,619
  State................................................    2,663      3,698       252
                                                         -------    -------    ------
                                                           3,643     10,259     3,871
                                                         -------    -------    ------
Deferred
  Federal..............................................   22,402     13,565     3,942
  State................................................    1,531        617       985
                                                         -------    -------    ------
                                                          23,933     14,182     4,927
                                                         -------    -------    ------
                                                         $27,576    $24,441    $8,798
                                                         =======    =======    ======
Statements of Operations Captions
  Tax effect of extraordinary loss.....................  $    --    $  (473)   $ (956)
  Provision for income taxes...........................   27,576     24,914     9,754
                                                         -------    -------    ------
                                                         $27,576    $24,441    $8,798
                                                         =======    =======    ======

     Reconciliations between the federal statutory income tax rate and the Company's effective income tax rate are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999      1998      1997
                                                              -----     -----     -----
Federal statutory tax rate..................................  35.0%     35.0%     35.0%
State income taxes, net of loss carryforwards and federal
  tax impact................................................   4.7       3.4       3.4
Other.......................................................  (0.9)      1.4      (1.1)
                                                              ----      ----      ----
Effective tax rate..........................................  38.8%     39.8%     37.3%
                                                              ====      ====      ====

     The net current and noncurrent components of deferred income taxes reflected in the accompanying consolidated balance sheets as of December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Net current deferred tax liability (asset)..................  $   227    $(2,269)
Net noncurrent deferred tax liability.......................   72,980     52,306
                                                              -------    -------
Net deferred tax liability..................................  $73,207    $50,037
                                                              =======    =======

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Deferred tax liabilities:
  Depreciation/amortization and book/tax basis
     differences............................................  $ 56,436    $ 59,435
  Book/tax timing differences on joint venture interest.....    74,968      34,043
  Other.....................................................    21,663      10,124
                                                              --------    --------
                                                               153,067     103,602
                                                              --------    --------
Deferred tax assets:
  Depreciation/amortization and book/tax basis
     differences............................................    14,687      13,463
  Operating loss carryforwards..............................    20,202       3,852
  Accrued expenses not currently deductible.................     7,220       7,211
  Alternative minimum tax credit carryforwards..............    24,002      22,867
  Other.....................................................    13,749       6,172
                                                              --------    --------
                                                                79,860      53,565
                                                              --------    --------
  Net deferred tax liability................................  $ 73,207    $ 50,037
                                                              ========    ========

     As of December 31, 1999, the Company has net federal operating loss carryforwards available to offset future federal taxable income of approximately $25,082,000 which expire in 2019. The Company also has state net operating loss carryforwards available to offset future state taxable income of approximately $140,431,000 which expire from 2005 to 2019. In addition, the Company has alternative minimum tax credit carryforwards of approximately $24,002,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

     Cash paid for income taxes amounted to approximately $2,142,000, $11,367,000, and $12,127,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

9. LEASE COMMITMENTS

     The Company leases an office building and land from Equipment Leasing Partners ("ELP"), a partnership formed by several of the Company's shareholders, with remaining initial lease terms of 3 years and 47 years, respectively. The Company also leases certain equipment from ELP used to transport and handle coal and ash at certain Facilities. Future minimum lease payments under the agreements with ELP and agreements with other equipment providers at December 31, 1999 are as follows (dollars in thousands):

                                                        OTHER
YEAR ENDED                                            EQUIPMENT
DECEMBER 31,                                  ELP     PROVIDERS   TOTAL
------------                                 ------   ---------   ------
2000.......................................  $1,575     $182      $1,757
2001.......................................   1,375       96       1,471
2002.......................................   1,348       --       1,348
2003.......................................   1,118       --       1,118
2004.......................................   1,056       --       1,056
Thereafter.................................   5,076       --       5,076

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

10. COMMITMENTS AND CONTINGENCIES

     Long-Term Contracts -- The Company has several long-term contractual commitments that comprise a significant portion of its financial obligations. These contractual commitments with original terms varying in length from 10 to 30 years are the basis for a major portion of the revenue and operating expenses recognized by the Company and provide for specific services to be provided at fixed or indexed prices. The major long-term contractual commitments are as follows:

          (i) The Company is required to sell electricity generated by each Facility to a Utility and the Utility is required to purchase this electricity or make capacity payments at pre-established or annually escalating prices.

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

          (iii) The Company is obligated to purchase and fuel suppliers are required to supply all of the fuel requirements of each Facility. Fuel requirements include the quality and estimated quantity of fuel required to operate each Facility. The price of fuel escalates annually for the term of each contract. In addition, the Company has transportation contracts with various entities to deliver the fuel to each Facility. These contracts also provide for annual escalations throughout the term of the contracts.

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

     Under the terms of certain contracts with electricity purchasers, the Company is obligated to pay up to $37,350,000 in aggregate liquidated damages to the respective electricity purchasers if the respective facility does not demonstrate certain operating and reliability standards. Banks have issued letters of credit, non recourse to Cogentrix Energy, Inc., in favor of the electricity purchaser which secure the Company's obligations to the electricity purchaser under this provision of the contracts.

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

     Management Incentive Compensation Plans -- The Company has entered into various incentive compensation plans with certain employees which provide for compensation to the employees (during the period of employment) equal to a percentage, as determined by the board of directors, of the Company's income before income taxes or certain subsidiaries' cash flow. The Company incurred expense under these plans of approximately $8,236,000, $5,758,000, and $9,123,000 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. During the fiscal year ended December 31, 1997, the Company incurred $10.7 million of expenses in connection with the restructuring or termination of these incentive compensation plans.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     Employee Benefit Plans -- The Company sponsors a defined contribution 401(k) savings plan for its full-time employees. The Company matches employees' contributions to the plan up to specified limitations. Company contributions to the plan were approximately $1,664,000, $1,435,000, and $1,483,000 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

     The Company has a non-qualified Supplemental Retirement Plan agreement with certain directors and officers. Under the plan, the participants may elect to have up to 35% of their compensation deferred. In addition, the Company will credit the participant's deferral account, up to specified limitations, with an amount equal to the participant deferral. The participants' account balances are distributable upon termination of employment or death. The Company purchases insurance on the participants' lives (cash surrender value of approximately $10,350,000 and $4,853,000 at December 31, 1999 and 1998, respectively) which is used to fully fund the liability under the plan on an annual basis. The Company is owner and beneficiary of the policies.

     Guarantees -- In connection with its non-recourse project financings and certain other subsidiary contracts, the Company and its subsidiary, Cogentrix, Inc. have expressly undertaken certain limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments include guarantees by Cogentrix, Inc. of a certain subsidiary's obligation capped at $1.5 million and certain subsidiaries' performance under their contracts with one Utility. In addition, Cogentrix Energy, Inc. has indemnified the project lenders of certain subsidiaries for any cash deficits such subsidiaries could experience as a result of incurring certain costs, subject to an aggregate cap of $40.6 million.

     Cogentrix Delaware Holdings, Inc., a wholly-owned subsidiary of Cogentrix Energy, Inc., has guaranteed all of the existing and future senior, unsecured outstanding indebtedness for borrowed money of Cogentrix Energy, Inc. This guarantee, provided for in the credit agreement for the Corporate Credit Facility, expires by its terms in 2002, unless the term of the credit agreement is extended. The agreement under which the guarantee was given provides that the terms or provisions of the guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Cogentrix Delaware Holdings, Inc. and the agent bank for the lenders under the credit agreement.

     Turbine Deposits -- The Company has entered into commitments with a turbine supplier to purchase a specified number of turbines with specified delivery dates. The Company has made approximately $11,205,000 million in non-refundable deposits related to these commitments through December 31, 1999. The Company expects to make additional deposits of approximately $82.9 million, of which approximately $75.8 million would be repaid or funded from proceeds of financing the Company anticipates closing.

     Claims and Litigation -- One of the Company's indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, management believes -- based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent the subsidiary in the defense of such claims -- that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

     In addition to the litigation described above, the Company experiences other routine litigation in the normal course of business. The Company's management is of the opinion that none of this routine litigation will have a material adverse impact on its consolidated financial position or results of operations.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

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

     Funds held by the Trustees were approximately $118,494,000 and $56,637,000 at December 31, 1999 and 1998, respectively. Debt service account balances are reflected as restricted cash, whereas all other accounts are classified as cash and cash equivalents in the accompanying consolidated balance sheets.

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

     The carrying values reflected in the accompanying consolidated balance sheets at December 31, 1999 and 1998, approximate the fair values for cash and cash equivalents and variable-rate long-term debt. Investments in certificates of deposit and restricted investments are included in restricted cash and are reported at fair market value, which approximates cost, at December 31, 1999, and 1998. The fair value of the Company's fixed-rate borrowings at December 31, 1999 and 1998 is $30,480,000 lower and $84,194,000 greater than the historical carrying value of $1,133,181,000 and $810,422,000, respectively. In making such calculations, the Company utilized credit reviews, quoted market prices and discounted cash flow analyses, as appropriate.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to the Company's interest rate protection agreements (Note 6). The Company does not obtain collateral or other security to support such agreements but continually monitors its positions with, and the credit quality of, the counterparties to such agreements. As of December 31, 1999 and 1998, the net unrealized gain (loss) on the interest rate protection agreements was $2,325,000 and $(6,086,000), respectively.

13. RELATED PARTY TRANSACTIONS

     The Company has notes receivable and advances due from shareholders and an affiliated entity of approximately $1,105,000 and $405,000 as of December 31, 1999 and 1998, respectively. The notes receivable bear interest at various rates, all of which are in excess of the prime rate in effect from time to time, and have specified repayment terms. These notes have been classified as other assets in the accompanying consolidated balance sheets.

     The Company leases certain equipment, its principal executive office building and land from an affiliated entity. Payments by the Company under these lease agreements were approximately $1,887,000, $1,694,000, and $1,851,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

     A shareholder, director and former executive officer was a participant in management incentive compensation plans (Note 10) while employed as an executive officer of the Company and continues to receive incentive compensation annually pursuant to such plans equal to a percentage of net cash flow, as defined, of certain subsidiaries. Total compensation to the shareholder under the consulting agreement and incentive compensation plans was approximately $290,000, $278,000, and $324,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Subsequent to December 31, 1999, the Company entered into a consulting agreement with a shareholder, director and former executive officer to provide consulting services related to general business matters. The

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES agreement provides for monthly payments of $29,202 through December 31, 2000, monthly payments of $18,251 for January 2001 through December 2001, monthly payments of $15,644 for January 2002 through December 2003 and monthly payments of $10,429 for January 2004 through December 2004.

     Three shareholders, who were also employees of the Company, terminated their participation in certain management incentive compensation plans during the fiscal year ended December 31, 1997 (Note 10). The Company recognized $3.5 million of expense in the year ended December 31, 1997 related to the termination of the shareholders' participation in these plans.

14. SUBSEQUENT EVENT

     The Company has been developing jointly with Avista Power, Inc. a 270 megawatt, combined cycle, natural gas-fired electric generating facility to be located in Rathdrum, Idaho. The Company and Avista Power own a 51% and 49% interest, respectively, in a partnership that will own the Rathdrum facility. On March 9, 2000, the partnership closed a credit facility with a bank and a financial institution which provide for a $126 million construction loan and a $5 million debt service reserve letter of credit. In accordance with the terms of the financing agreements, the Company has committed to provide an equity contribution to the partnership of approximately $16.7 million upon the earliest to occur of (a) an event of default under the project's financing agreements,
(b) the incurrence of construction costs after all project financing has been expended, or (c) October 1, 2002. This equity contribution agreement is supported by a letter of credit, which is provided under the corporate credit facility. In addition, Cogentrix Energy has agreed to make additional stand-by equity contributions to cover certain contingent costs during the construction period capped at $3.6 million.

     An indirect, wholly-owned subsidiary of Cogentrix Energy has entered into an engineering, procurement and construction (EPC) contract with the partnership to construct the Rathdrum facility. Cogentrix Energy is providing a guarantee supporting the subsidiary's obligations under the EPC contract. The Rathdrum facility, which the Company will operate, is anticipated to begin operation in the third quarter of 2001. Avista Turbine Power, Inc. will deliver natural gas to the plant and purchase the electrical output of the facility under a 25 year power purchase agreement.

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.
                     CONDENSED BALANCE SHEETS OF REGISTRANT
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 35,243   $ 14,884
  Restricted cash...........................................     7,549      7,351
  Accounts receivable.......................................       436      1,313
  Accounts receivable from affiliates, net..................    37,678     20,997
  Other current assets......................................       279        200
                                                              --------   --------
          Total current assets..............................    81,185     44,745
                                                              --------   --------
INVESTMENT IN SUBSIDIARIES (ON THE EQUITY METHOD)...........   428,423    408,780
                                                              --------   --------
EQUIPMENT, net of accumulated depreciation..................     2,257      2,661
                                                              --------   --------
OTHER ASSETS:
  Income tax benefit........................................    77,981     59,020
  Deferred financing costs, net of accumulated
     amortization...........................................     7,991      8,547
  Notes receivable from affiliates..........................     4,891      5,801
  Other.....................................................    30,619      5,934
                                                              --------   --------
          Total other assets................................   121,482     79,302
                                                              --------   --------
          Total Assets......................................  $633,347   $535,488
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $    167   $  7,452
  Accrued liabilities.......................................    65,417     25,346
  Accrued dividends.........................................     8,683      7,398
                                                              --------   --------
          Total current liabilities.........................    74,267     40,196
                                                              --------   --------
LONG-TERM LIABILITIES:
  Notes payable to affiliates...............................    76,410     54,528
  Long-term debt............................................   337,504    335,787
  Other.....................................................    22,571     17,114
                                                              --------   --------
          Total long-term liabilities.......................   436,485    407,429
                                                              --------   --------
          Total liabilities.................................   510,752    447,625
                                                              --------   --------
SHAREHOLDERS' EQUITY:
  Common Stock..............................................       130        130
  Accumulated earnings......................................   122,465     87,733
                                                              --------   --------
          Total shareholders' equity........................   122,595     87,863
                                                              --------   --------
          Total Liabilities and Shareholders' Equity........  $633,347   $535,488
                                                              ========   ========

            The accompanying condensed notes to condensed financial
               statements are an integral part of this schedule.

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.
                  CONDENSED STATEMENTS OF INCOME OF REGISTRANT
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
INCOME:
  Development and construction management fees..............  $    618   $  4,471   $  5,329
  Operating management fees.................................    23,618     22,836     20,002
                                                              --------   --------   --------
          Total income......................................    24,236     27,307     25,331
                                                              --------   --------   --------
OPERATING EXPENSES:
  General, administrative and development expenses..........    37,981     34,310     40,765
  Depreciation and amortization.............................     2,115      1,467      1,304
                                                              --------   --------   --------
          Total operating expenses..........................    40,096     35,777     42,069
                                                              --------   --------   --------
OPERATING LOSS..............................................   (15,860)    (8,470)   (16,738)
                                                              --------   --------   --------
OTHER INCOME (EXPENSE):
  Interest expense..........................................   (34,466)   (15,018)   (10,635)
  Investment and other income...............................     1,456        236      2,137
                                                              --------   --------   --------
          Total other expense...............................   (33,010)   (14,782)    (8,498)
                                                              --------   --------   --------
LOSS BEFORE INCOME TAXES....................................   (48,870)   (23,252)   (25,236)
INCOME TAX BENEFIT..........................................    18,962      9,255      9,413
EQUITY IN EARNINGS OF SUBSIDIARIES..........................    73,323     50,986     30,604
                                                              --------   --------   --------
NET INCOME..................................................  $ 43,415   $ 36,989   $ 14,781
                                                              ========   ========   ========

            The accompanying condensed notes to condensed financial
               statements are an integral part of this schedule.

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.
                CONDENSED STATEMENTS OF CASH FLOWS OF REGISTRANT
              FOR THE YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1999       1998        1997
                                                              --------   ---------   --------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.............  $ 94,508   $  78,803   $ 36,860
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in restricted investments.............        --         250     19,750
  Property, plant and equipment additions...................      (389)     (2,485)      (201)
  Investments in subsidiaries...............................   (88,193)   (301,077)   (46,239)
                                                              --------   ---------   --------
  Net cash flows used in investing activities...............   (88,582)   (303,312)   (26,690)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayment) from notes payable to affiliate,
     net....................................................    21,882      10,123    (10,878)
  Increase in restricted cash...............................      (198)     (4,940)       (22)
  Proceeds from issuance of long term debt..................        --     233,705         --
  Decrease (increase) in notes receivable from affiliates...       910       1,325     (3,612)
  Increase in deferred financing costs......................      (763)     (6,944)      (661)
  Dividends paid............................................    (7,398)     (2,140)    (5,000)
                                                              --------   ---------   --------
  Net cash flows provided by (used in) financing
     activities.............................................    14,433     231,129    (20,173)
                                                              --------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    20,359       6,620    (10,003)
CASH AND CASH EQUIVALENTS, beginning of year................    14,884       8,264     18,267
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $ 35,243   $  14,884   $  8,264
                                                              ========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH DIVIDENDS RECEIVED...................................  $141,873   $  97,605   $ 59,291
                                                              ========   =========   ========

            The accompanying condensed notes to condensed financial
               statements are an integral part of this schedule.

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

1. SIGNIFICANT ACCOUNTING POLICIES

     These condensed notes should be read in conjunction with the consolidated financial statements and accompanying notes.

     Accounting for Subsidiaries -- Cogentrix Energy, Inc. has accounted for its investment in and earnings of its subsidiaries on the equity method in the condensed financial information.

     Income Taxes -- The benefit for income taxes has been computed based on the Company's consolidated effective income tax rate.

     Change of Fiscal Year -- Effective January 1, 1998, Cogentrix Energy, Inc. changed its fiscal year to commence on January 1 and conclude on December 31 of each year. Cogentrix Energy, Inc.'s fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year. Cogentrix Energy has restated its financial statements for the years ending December 31, 1997 fiscal year to a calendar year basis.

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

     On October 20, 1998, Cogentrix Energy, Inc. issued $220 million of registered, unsecured 8.75% senior notes due 2008 (the "2008 Notes"). These notes were issued at a discount resulting in an effective rate of approximately 8.824%. On November 25, 1998, the Company issued an additional $35 million of the 2008 Notes at a premium.

     In March 1998, in anticipation of the offering of the 2008 Notes, the Company entered into an interest rate hedge agreement to protect against a possible increase in the general level of interest rates. The settlement costs of approximately $22.1 million related to this hedge agreement were deferred and will be recognized over the term of the 2008 Notes resulting in an overall effective rate of approximately 9.59%.

                             COGENTRIX ENERGY, INC.

     Future maturities of long-term debt at December 31, 1999, excluding the unamortized balance of the net deferred hedge loss and excluding the net unamortized premium, are as follows (dollars in thousands):

YEAR ENDED
DECEMBER 31,
------------
2000....................................................    $      0
2001....................................................      20,000
2002....................................................      20,000
2003....................................................      20,000
2004....................................................      20,000
Thereafter..............................................     275,000
                                                            --------
                                                            $355,000
                                                            ========

  Corporate Credit Facility

     In May 1997, the Company entered into a credit agreement with Australia and New Zealand Banking Group Limited, as agent for a group of lending banks. In October 1998, the Company amended and restated the corporate credit facility to provide for $125 million of revolving credit available through October 2002 in the form of direct advances or the issuance of letters of credit (the "Corporate Credit Facility"). Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating on Cogentrix Energy's 2004 and 2008 Notes. Commitment fees related to the Corporate Credit Facility are currently 50 basis points per annum, payable each quarter on the outstanding unused portion of the Corporate Credit Facility. As of December 31, 1999, the Company has used this credit facility to issue approximately $117 million of letters of credit in connection with investments made in electric-generating plants, and two plants under construction. Subsequent to December 31, 1999, the Corporate Credit Facility was amended to provide for $175 million of revolving credit available through October, 2002.

     Cogentrix Delaware Holdings, Inc., a wholly-owned subsidiary of Cogentrix Energy, has guaranteed all of the existing and future senior, unsecured outstanding indebtedness for borrowed money of Cogentrix Energy. This guarantee, provided for in the credit agreement for the Corporate Credit Facility, expires by its terms in 2002, unless the term of the credit agreement is extended. The agreement under which the guarantee was given provides that the terms or provisions of the guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Cogentrix Delaware Holdings, Inc. and the agent bank for the lenders under the credit agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of Cogentrix Energy are as set forth below.

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
George T. Lewis, Jr. .....................  72    Chairman Emeritus and Director
David J. Lewis............................  43    Chairman of the Board, Chief Executive Officer and
                                                    Director
Mark F. Miller............................  45    President, Chief Operating Officer and Director
James E. Lewis............................  36    Vice Chairman and Director
Dennis W. Alexander.......................  53    Group Senior Vice President, General Counsel,
                                                  Secretary and Director
James R. Pagano...........................  40    Group Senior Vice President -- Development, Mergers
                                                  & Acquisitions
Bruno R. Dunn.............................  49    Group Senior Vice President -- Operations
Thomas F. Schwartz........................  38    Group Senior Vice President -- Chief Financial
                                                  Officer
Betty G. Lewis............................  70    Director
Robert W. Lewis...........................  46    Director
W. E. "Bill" Garrett......................  69    Director
John A. Tillinghast.......................  72    Director

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

     BRUNO R. DUNN has been Group Senior Vice President Operations since joining Cogentrix Energy in January 1999. Immediately prior to joining Cogentrix Energy, Mr. Dunn was Vice President Operations of Wheelabrator Technologies, Inc., an independent power and environmental services and product company as well as Vice President Operations of Wheelabrator Environmental Systems, Inc., the waste to energy and cogeneration subsidiary of Wheelabrator Technologies. From 1988 to 1995 Mr. Dunn was Vice President Construction for Wheelabrator Technologies, Inc. From 1980 to 1988 Mr. Dunn was a project manager and/or operations manager for various Wheelabrator trash-to-energy facilities.

     THOMAS F. SCHWARTZ has been Group Senior Vice President -- Finance and Chief Financial Officer since December 1999. From March 1997 until then he was Senior Vice President -- Finance and Treasurer of Cogentrix Energy, prior to which he was Vice President -- Finance and Treasurer since Cogentrix Energy's formation. Previously, Mr. Schwartz was Controller of Cogentrix, Inc. since April 1991. Prior to joining Cogentrix, he was an audit manager with Arthur Andersen, LLP's Small Business Advisory Division.

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

     W. E. "BILL" GARRETT has been a Director of Cogentrix Energy since its formation and became a Director of Cogentrix, Inc. in September 1993. Mr. Garrett served on the staff of the National Geographic Society for 36 years -- the last 10 as Editor-in-Chief of the magazine. As a member of the Board of Trustees of the National Geographic Society and its Research and Exploration Committee, he was instrumental in the Society's emergence as the world's largest educational and scientific institution. He resigned in 1990 and became the President of the La Ruta Maya Conservation Foundation, which is involved in cultural and conservation work with the Maya Indians. Mexico, Guatemala and Italy have honored him with prestigious awards for his work in the region. Mr. Garrett currently serves on the boards of the National Capital Bicentennial Celebration, the American Land Conservancy, Partners for Livable Communities and the Editorial Board of Nature's Best Magazine.

     JOHN A. TILLINGHAST was elected a Director of Cogentrix Energy on March 19, 1998. Mr. Tillinghast served from 1994 through May 1998 as President, Chairman and CEO of Great Bay Power Corporation, a public utility in Portsmouth, New Hampshire. He also has served from 1997 through May 1998 as the President, Chairman and CEO of BayCorp Holdings, Ltd., the holding company for Great Bay Power Corporation. Since May 1998 Mr. Tillinghast has served as Chairman of BayCorp Holdings and Great Bay Power. After graduating from Columbia University in 1949 with BS and MS degrees in mechanical engineering, Mr. Tillinghast began a 30-year career with American Electric Power Company, rising through the engineering ranks to become Vice Chairman of the Board in charge of engineering and construction. Prior to his current position at Bay Corp Holdings, LTD., he served as Chairman of the Energy Engineering Board of the National Academy of Sciences, Director of the Edison Electric Institute and is a Fellow of the American Society of Mechanical Engineers. Mr. Tillinghast is registered as a professional engineer in nine states and holds two U.S. and seven foreign patents.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information for the calendar years ended December 31, 1999, 1998 and 1997 concerning the annual compensation paid or accrued by Cogentrix to or for the account of each of the following: (1) the only person who served as the chief executive officer of Cogentrix during the fiscal year ended December 31, 1999 and (2) the four most highly compensated executive officers of Cogentrix incumbent at December 31, 1999, other than the chief executive officer, for the year then ended (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                         ALL OTHER COMPENSATION
                                                                                      -----------------------------
                                                                                       RETIREMENT      TERMINATION
                                                        ANNUAL COMPENSATION           CONTRIBUTIONS        OF
NAME AND                      TWELVE-MONTH      -----------------------------------        AND          INCENTIVE
PRINCIPAL POSITION            PERIOD ENDING     SALARY(1)    BONUS(2)      TOTAL        OTHER(3)      AGREEMENTS(4)
------------------          -----------------   ---------   ----------   ----------   -------------   -------------
David J. Lewis............  December 31, 1999   $641,392    $1,254,585   $1,895,977     $120,678        $      0
  Chairman and              December 31, 1998    633,428     1,117,302    1,750,730       62,010               0
  Chief Executive Officer   December 31, 1997    613,960       841,239    1,455,199       58,157         862,329
Mark F. Miller............  December 31, 1999   $387,452    $1,082,227   $1,469,679     $195,580        $      0
  President and Chief       December 31, 1998    386,412       779,057    1,165,469      127,989               0
  Operating Officer         December 31, 1997    249,164       173,046      422,210      193,243               0
James E. Lewis............  December 31, 1999   $378,664    $  902,530   $1,281,194     $ 66,498        $956,366
  Vice Chairman             December 31, 1998    378,788       679,642    1,058,430       32,570               0
                            December 31, 1997    364,524       415,163      779,687       25,831         884,692
James R. Pagano...........  December 31, 1999   $307,240    $1,052,530   $1,359,770     $ 67,048        $      0
  Group Senior Vice         December 31, 1998    291,118       660,227      951,345       29,169               0
 President -- Development,  December 31, 1997    223,532       345,033      568,565       28,412               0
  Mergers & Acquisitions
Dennis W. Alexander.......  December 31, 1999   $295,524    $  878,833   $1,174,357     $ 60,705        $      0
  Group Senior Vice         December 31, 1998    295,328       635,227      930,555       27,922               0
  President and             December 31, 1997    284,086       175,033      459,119       21,845               0
  General Counsel

---------------

(1) Amounts listed in this column include all fees for service on Cogentrix's board of directors.
(2) Amounts listed in this column reflect annual performance bonuses and annual distributions under our profit-sharing plan, executive incentive bonus plan and facility cash flow incentive compensation agreements discussed below. The amounts listed do not include the distributions made under such plan and agreements to the Named Executive Officers during any fiscal year in which such distribution was earned in the previous fiscal year.
(3) The amounts shown in this column include Cogentrix's matching contributions on behalf of the Named Executive Officers to Cogentrix's 401(k) savings plan in which all Cogentrix employees are eligible to participate and to a non-qualified Supplemental Retirement Savings Plan in which approximately 39 employees, including all of the Named Executive Officers, participate. The amounts shown for Mark F. Miller also include compensation related to relocation and a company-provided life insurance policy.
(4) The amounts shown in this column for the year ended December 31, 1997 include the payments made to David J. Lewis and James E. Lewis related to the termination of the facility cash flow incentive compensation agreements, net of the awards each of these Named Executive Officers would have otherwise received under these plans for the fiscal year ended June 30, 1997, which amounts are included under the column heading "Bonuses." The amount for James E. Lewis for the year ended December 31, 1999 represents severance benefits earned under our profit sharing plan related to his resignation effective January 1, 2000 from Cogentrix as an employee and officer.

COMPENSATION PURSUANT TO INCENTIVE COMPENSATION PLANS

  Profit-Sharing Plan

     We have a profit-sharing plan which is a non-qualified incentive compensation plan for the benefit of approximately 42 employees of Cogentrix. Under our profit-sharing plan, we have entered into arrangements with each of our executive officers, which provide for annual cash compensation distribution awards to each participant equal to a designated percentage of our adjusted net income before taxes each fiscal year plus the amount of any accrual for payments to be made under our profit-sharing plan, with the designated percentage determined annually at the discretion of our Chief Executive Officer or Chief Operating Officer based on criteria they deem appropriate. For the fiscal year ended December 31, 1999, David J. Lewis earned $796,971, Mark F. Miller earned $557,880, James E. Lewis and James R. Pagano each earned $478,183, and Dennis W. Alexander earned $398,486 under our profit sharing plan. In addition, James E. Lewis earned $956,366 in severance benefits under our profit sharing plan related to his resignation from Cogentrix as an executive officer.

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

  Executive Incentive Bonus Plan

     In addition to the annual cash compensation distribution awards payable under our profit-sharing plan, each of the Named Executive Officers, with the exception of David J. Lewis, may receive additional incentive cash compensation awards, determined on a sliding scale, if we achieve contractually specified levels of net income before income tax targets for a given fiscal year. For the fiscal year ended December 31, 1999, each of the Named Executive Officers, with the exception of David J. Lewis, earned $324,347 under the executive incentive bonus plan.

  Facility Cash Flow Incentive Compensation Agreements

     We previously had in effect non-qualified incentive compensation agreements with two of the Named Executive Officers, David J. Lewis and James E. Lewis, each of whom is a director and a shareholder of Cogentrix Energy. These agreements provided for each of these Named Executive Officers to receive, through June 30, 2007, annual distributions equal to a designated percentage of the net cash flow for the fiscal year of two of our facilities. In the fiscal year ended June 30, 1997, we terminated the facility cash flow incentive compensation agreements with these Named Executive Officers. In connection with the termination of these plans, David J. Lewis and James E. Lewis were paid $1,157,996 and $1,119,816 in the fiscal year ended June 30, 1997, respectively.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

  David J. Lewis

     In March 1999, the board of directors elected David J. Lewis Chairman of the Board of Cogentrix. He was previously elected Chief Executive Officer of Cogentrix in August 1995. George T. Lewis, Jr., the former Chief Executive Officer and Chairman of the Board, will serve as Chairman Emeritus. We have an employment agreement with David J. Lewis through August 2000 which provides for a base annual salary for each fiscal year at least equal to the base salary for the immediately preceding fiscal year. In addition to the base salary, Mr. Lewis is entitled to receive annual incentive compensation in an amount determined by the board of directors, which amount, when combined with the base salary payable to him, shall be at least sufficient to provide him with total annual compensation that is competitive with total annual compensation offered by other similarly situated companies to their employees in comparable positions.

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

DIRECTORS' COMPENSATION AND CONSULTING AGREEMENTS

     Directors, including employee directors, receive an annual retainer of $25,000 for service on the board of directors. In addition, for each meeting attended, each director receives a fee of $1,000. During the year ended December 31, 1999, there were five meetings of Cogentrix Energy's board of directors.

     We have entered into consulting agreements with Messrs. Garrett and Tillinghast each of which provides for payment of $15,000 annually for consulting services to be rendered to us.

  George T. Lewis, Jr.

     We previously had in effect a non-qualified incentive compensation agreement with George T. Lewis, Jr., the Chairman of the Board and a shareholder of Cogentrix Energy. This agreement provided for Mr. Lewis to receive, through June 30, 2007, annual distributions equal to a designated percentage of the net cash flow for the fiscal year of one of our facilities. In the fiscal year ended June 30, 1997, we terminated the facility cash flow incentive compensation agreement with Mr. Lewis. In connection with the termination of this plan, Mr. Lewis was paid $1,247,259 in the fiscal year ended June 30, 1997.

     In August 1995, we entered into a five-year employment and noncompetition agreement with George T. Lewis, Jr., a shareholder and then Chairman of the Board. Under the terms of the agreement, Mr. Lewis is required to be fully available to us during customary business hours for consultations, either in person or by telephone, with respect to our business and affairs as we may reasonably call on him to furnish. In addition, the restrictive covenants of the agreement substantially limit Mr. Lewis' ability to engage in consulting arrangements for other companies and prohibit his support of any company in the energy industry. Pursuant to the agreement, Mr. Lewis will receive base compensation of $618,000, adjusted annually based on an inflationary index, as well as performance bonuses, the amount of which will be determined in accordance with our policy by the Chief Executive Officer in consultation with the Chief Operating Officer. Mr. Lewis received base compensation of $676,672 for the year ended December 31, 1999.

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

  Robert W. Lewis

     While Robert W. Lewis was employed as an executive officer, Cogentrix entered into a non-qualified incentive compensation agreement with him similar to the agreements described above under "-- Facility Cash Flow Incentive Compensation Agreements" providing for him to receive incentive compensation annually equal to a designated percentage of the net cash flow for the fiscal year of two of our facilities. Our obligation to make such annual payments to him continues through June 30, 2007. We have agreed to pay him an annual minimum payment of $200,000 regardless of whether his actual annual distribution would yield such amount. Robert W. Lewis must repay to Cogentrix, on or before January 31, 2008, an amount equal to the aggregate amount of minimum payments made in excess of the actual annual distributions which he was entitled to receive. The actual amount of the distribution Mr. Lewis received pursuant to his facility cash flow compensation agreement for the year ended December 31, 1999 was $293,265.

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

  James E. Lewis

     On January 1, 2000, we entered into a consulting agreement with James E. Lewis, a shareholder, director, employee and officer of Cogentrix. Under the terms of the consulting agreement, Mr. Lewis is required, subject to certain limits, to be available during customary business hours for consultations, either in person or by telephone, with respect to such of our business and affairs as we may reasonably call on him to furnish.

     Pursuant to the consulting agreement, base compensation is payable to Mr. Lewis in the following amounts for the following periods:

                           PERIOD                             BASE COMPENSATION
                           ------                             -----------------
01-01-00 to 12-31-00........................................      $350,424
01-01-01 to 12-31-01........................................       219,015
01-01-02 to 12-31-03........................................       187,727
01-01-04 to 12-31-04........................................       125,151

     In the event of Mr. Lewis' death or inability to provide services due to disability, we are obligated to continue making payments, when due, to him or his estate.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the issued and outstanding shares of common stock of Cogentrix Energy are beneficially owned as follows:

                                                                NUMBER OF    PERCENTAGE
                            NAME                                 SHARES      OWNERSHIP
                            ----                                ---------    ----------
George T. Lewis, Jr. (1)....................................     73,320          26%
John C. Fennebresque (2)....................................     73,320          26
Betty G. Lewis..............................................     73,320          26
David J. Lewis..............................................     45,120          16
James E. Lewis..............................................     45,120          16
Robert W. Lewis.............................................     45,120          16

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

LEASES AND REAL PROPERTY TRANSACTIONS

     Equipment Leasing Partners ("ELP"), a North Carolina general partnership consisting of four of our shareholders, George T. Lewis, Jr., David J. Lewis, James E. Lewis and Robert W. Lewis, owns and leases certain equipment to our project subsidiaries related to the operations of the plants. Each of the partners in ELP is a member of our board of directors. David J. Lewis is Chairman and Chief Executive Officer of Cogentrix. Total rent paid by us to ELP under such equipment leases was $901,000, $726,000, and $896,000 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

     ELP also owns and leases to us our executive offices under a long term lease with an initial term expiring in 2004. Total rent paid by us to ELP under such lease was $868,000, $856,000 and $843,000 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

     ELP leases the land on which our executive offices are located under a long-term ground lease from an unrelated third party with an initial term expiring in 2047, all payments under which are guaranteed by Cogentrix. Total amounts paid by ELP under such lease were $118,000, $112,000 and $112,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

FACILITY CASH FLOW INCENTIVE COMPENSATION AGREEMENTS

     We have entered into agreements with four of the beneficial owners of our outstanding shares of common stock, each of whom is also a director, that provide for them to receive annual distributions equal to a designated percentage of the net cash flow for each fiscal year of one or both of two of our facilities. During the fiscal year ended June 30, 1997, we terminated these agreements for the three executive officers. See "Executive
Compensation -- Compensation Pursuant to Incentive Compensation Plans -- Facility Cash Flow Incentive Compensation Agreements" and "Executive Compensation -- Directors' Compensation and Consulting Agreements" herein.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements, Financial Statement Schedules and
          Exhibits -- The following documents are filed as part of this Form
          10-K.

          (1) Consolidated Financial Statements -- See index on page 37.

          (2) Financial Statement Schedules -- See index on page 37.

          (3) Index to Exhibits.

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
--------------   ----------------------
      2.1        Purchase Agreement, dated as of March 6, 1998, between
                 Cogentrix Energy, Inc. and Bechtel Generating Company, Inc.
                 (10.2). (*)(13)
      2.1(a)     Amendment No. 1, dated October 14, 1998, to Purchase
                 Agreement, dated March 6, 1998, between Cogentrix Energy,
                 Inc., a North Carolina corporation ("Buyer"), and Bechtel
                 Generating Company, Inc., a Delaware corporation ("Seller").
                 (21)
      2.2        Securities Purchase Agreement, dated March 6, 1998, by and among LS Power Corporation, a Delaware corporation, Granite
                 Power Partners, L.P., a Delaware Limited partnership
                 (collectively, the "Sellers"), Cogentrix Mid-America, Inc., a Delaware corporation, Cogentrix Cottage Grove, LLC, a
                 Delaware limited liability Company, and Cogentrix
                 Whitewater, LLC, a Delaware limited liability company
                 (collectively, the "Purchasers") and Cogentrix Energy, Inc.
                 (2). (12)
      3.1        Articles of Incorporation of Cogentrix Energy, Inc. (3.1).
                 (1)
      3.2        Amended and Restated Bylaws of Cogentrix Energy, Inc., as
                 amended (3.2). (11)
      4.1        Indenture, dated as of March 15, 1994, between Cogentrix
                 Energy, Inc. and First Union National Bank of North
                 Carolina, as Trustee, including form of 8.10% 2004 Senior
                 Note (4.1). (3)
      4.2        Indenture, dated as of October 20, 1998, between Cogentrix
                 Energy, Inc. and First Union National Bank, as Trustee,
                 including form of 8.75% Senior Note. (4.2) (14)
      4.3        First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National
                 Bank, as Trustee. (4.3) (14)
      4.4        Registration Agreement, dated as of October 20, 1998, by and among Cogentrix Energy, Inc., Salomon Smith Barney Inc.,
                 Goldman, Sachs & Co. and CIBC Oppenheimer Corp. (4.4) (14)
      4.5        Registration Agreement, dated as of November 25, 1998,
                 between Cogentrix Energy, Inc. and Salomon Smith Barney,
                 Inc. (4.5) (15)
      4.6        Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and
                 First Union National Bank, as Trustee. (4.6) (15)
     10.1        Power Purchase and Operating Agreement, dated as of July 21,
                 1986, between Cogentrix of Virginia, Inc. and Virginia
                 Electric and Power Company, as amended (assigned to and
                 assumed by Cogentrix Virginia Leasing Corporation)
                 (Portsmouth Facility) (10.7). (1)
     10.1(a)     Third Amendment and Restatement of the Power Purchase and
                 Operating Agreement, dated December 5, 1997, between
                 Cogentrix Virginia Leasing Corporation and Virginia Electric
                 and Power Company (Portsmouth Facility) (10.7(a)). (11)
     10.2        Power Purchase and Operating Agreement, dated as of January
                 24, 1989, between Cogentrix of Rocky Mount, Inc. and
                 Virginia Electric and Power Company, doing business in North
                 Carolina as North Carolina Power, as amended (Rocky Mount
                 Facility) (10.8). (1)

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
--------------   ----------------------
     10.3        Power Purchase and Operating Agreement, dated as of January
                 24, 1989, between Cogentrix of Richmond, Inc. (formerly
                 named Cogentrix of Petersburg, Inc.) and Virginia Electric and Power Company, as amended. (Richmond Facility, Unit I)
                 (10.10). (1)
     10.4        Power Purchase and Operating Agreement, dated as of January
                 24, 1989, between WV Hydro, Inc. and Virginia Electric and
                 Power Company, as amended (assigned to and assumed by
                 Cogentrix of Richmond, Inc.) (Richmond Facility, Unit II)
                 (10.11). (1)
     10.5        Steam Purchase Agreement, dated as of December 31, 1985,
                 between Cogentrix Virginia Leasing Corporation and
                 Hoechst-Celanese Corporation (successor to Virginia
                 Chemicals Inc.) (Portsmouth Facility) (10.19). (*)(2)
     10.6        Steam Purchase Agreement, dated as of November 15, 1988,
                 between Cogentrix of Rocky Mount, Inc. and Abbott
                 Laboratories, as amended (Rocky Mount Facility) (10.20).
                 (*)(2)
     10.7        Steam Purchase Agreement, dated as of May 18, 1990, between
                 Cogentrix of Richmond, Inc. and E.I. du Pont de Nemours and
                 Company, as amended (Richmond Facility) (10.22). (*)(2)
     10.8        Coal Sales Agreement, dated as of December 15, 1986, among
                 AgipCoal Sales USA, Inc. (formerly named Enoxy Coal Sales,
                 Inc.), AgipCoal USA, Inc. (formerly named Enoxy Coal, Inc.)
                 and Cogentrix Virginia Leasing Corporation (Portsmouth
                 Facility) (10.27). (*)(2)
     10.8(a)     First Amendment to Coal Sales Agreement, dated September 29,
                 1995, by and between Arch Coal Sales Company, Inc., and
                 Cogentrix Virginia Leasing Corporation (Portsmouth Facility)
                 (10.1). (6)
     10.8(b)     Second Amendment, dated as of April 20, 1999, to Coal Sales
                 Agreement, dated as of December 15, 1986, by and between
                 Cogentrix Virginia Leasing Corporation and Arch Coal Sales
                 Company. (10.1) (*) (25)
     10.9        Coal Sales Agreement, dated as of October 1, 1989, among
                 Agip Coal Sales USA, Inc., Laurel Creek Co., Inc. and
                 Cogentrix of Rocky Mount, Inc., as amended (Rocky Mount
                 Facility) (10.28). (*)(2)
    10.10        Coal Sales Agreement, dated as of February 15, 1990, among
                 Electric Fuels Corporation, Kentucky May Coal Company, Inc.
                 and Cogentrix of Richmond, Inc., as amended (Richmond
                 Facility, Unit I) (10.31). (*)(2)
    10.10(a)     Fourth Amendment to Coal Sales Agreement, dated as of July
                 1, 1998, among Electric Fuels Corporation, Kentucky May Coal
                 Company, Inc. and Cogentrix of Richmond, Inc. (10.10(a)) (*)
                 (22)
    10.11        Coal Sales Agreement, dated as of January 1, 1990, between
                 Coastal Coal Sales, Inc., and Cogentrix of Richmond, Inc.,
                 as amended (Richmond Facility, Unit II) (10.32). (*)(2)
    10.12        Railroad Transportation Contract, dated as of December 22,
                 1986, between Cogentrix Virginia Leasing Corporation, and
                 Norfolk Southern Railway Company, as amended (Portsmouth
                 Facility) (10.39). (*)(2)
    10.13        Barge Transportation Contract, dated as of December 23,
                 1986, between Cogentrix Virginia Leasing Corporation and
                 McAllister Brothers, Inc., as amended (Portsmouth Facility)
                 (10.40). (1)
    10.14        Railroad Transportation Contract, dated as of September 26,
                 1989, between Cogentrix of Rocky Mount, Inc. and CSX
                 Transportation, Inc., as amended (Rocky Mount Facility)
                 (10.41). (*)(2)
    10.14(a)     Fourth Amendment, dated as of August 23, 1995, to the
                 Railroad Transportation Contract, dated as of September 26,
                 1989, between Cogentrix of Rocky Mount, Inc. and CSX
                 Transportation, Inc. (Rocky Mount Facility) (10.41(a)). (5)

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
--------------   ----------------------
    10.14(b)     Fifth Amendment, dated as of January 1, 1996, to the
                 Railroad Transportation Contract, dated as of September 26,
                 1989, between Cogentrix of Rocky Mount, Inc. and CSX
                 Transportation, Inc. (Rocky Mount Facility) (10.41(b)). (8)
    10.14(c)     Amendment No. 6 to Contract CSXT-C-03951, dated as of
                 January 1, 1997, between Cogentrix of Rocky Mount, Inc. and
                 CSX Transportation, Inc. (Rocky Mount Facility) (10.9). (9)
    10.14(d)     Amendment No. 7 to Contract CSXT-C-03951, dated as of July
                 1, 1997, between Cogentrix of Rocky Mount, Inc. and CSX
                 Transportation, Inc. (Rocky Mount Facility) (10.47(d)). (10)
    10.14(e)     Amendment No. 8 to Contract CSXT-C-03951, dated as of
                 January 1, 1999, between Cogentrix of Rocky Mount, Inc. and
                 CSX Transportation, Inc. (Rocky Mount Facility). (10.14(e))
                 (22)
    10.15        Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation,
                 Inc., as amended (Richmond Facility, Unit I) (10.42). (*)(2)
    10.15(a)     Third Amendment to Railroad Transportation Contract, filed with the ICC on December 13, 1994, between Cogentrix of
                 Richmond, Inc. and CSX Transportation, Inc. (Richmond
                 Facility, Unit I) (10.4). (4)
    10.16        Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation,
                 Inc., as amended (Richmond Facility, Unit II) (10.43).
                 (*)(2)
    10.16(a)     Fourth Amendment to Railroad Transportation Contract, filed with the ICC on December 13, 1994, between Cogentrix of
                 Richmond, Inc. and CSX Transportation, Inc. (Richmond
                 Facility, Unit II) (10.5). (4)
    10.16(b)     Fifth Amendment to Railroad Transportation Contract,
                 effective as of November 16, 1995, between Cogentrix of
                 Richmond, Inc. and CSX Transportation, Inc. (Richmond
                 Facility, Unit II) (10.43(b)). (*)(8)
    10.16(c)     Amendment No. 6 to Railroad Transportation Contract,
                 effective on June 9, 1998, between Cogentrix of Richmond,
                 Inc. and CSX Transportation, Inc. (Richmond Facility).
                 (*)(14)
    10.17        Third Amended and Restated Loan Agreement, dated as of
                 December 22, 1997, among Cogentrix Virginia Leasing
                 Corporation, the lenders party thereto and Credit Lyonnais, as the Agent, Issuing Bank and a Lender (Portsmouth
                 Facility) (10.54). (11)
    10.17(a)     Amendment No 1 to the Third Amended and Restated Loan
                 Agreement dated December 22, 1997 between Cogentrix Virginia
                 Leasing Company and several banks and other financial
                 institutions. (10.2) (25)
    10.18        Amended and Restated Construction and Term Loan Agreement,
                 dated as of December 1, 1993, among Cogentrix of Rocky
                 Mount, Inc., the Tranche B Lenders party thereto, and The
                 Prudential Insurance Company of America, as Credit Facility
                 Agent (Rocky Mount Facility) (10.52). (1)
    10.18(a)     First Amendment, dated as of March 31, 1996, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential
                 Insurance Company of America, as Credit Facility Agent
                 (Rocky Mount Facility) (10.4). (7)
    10.18(b)     Second Amendment, dated as of May 31, 1996, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential
                 Insurance Company of America, as Credit Facility Agent
                 (Rocky Mount Facility) (10.48(b)). (8)

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
--------------   ----------------------
    10.18(c)     Third Amendment, dated as of December 1, 1997, to the
                 Amended and Restated Construction and Term Loan Agreement,
                 dated as of December 1, 1993, among Cogentrix of Rocky
                 Mount, Inc, the Tranche B Lenders party thereto, and The
                 Prudential Insurance Company of America, as Credit Facility
                 Agent (Rocky Mount Facility) (10.55(c)). (11)
    10.19        Amended and Restated Subordinated Note dated April 22, 1994 of Cogentrix of Pennsylvania, Inc. payable to Cogentrix
                 Delaware Holdings, Inc. (10.57). (11)
    10.20        Reimbursement and Loan Agreement, dated as of December 1,
                 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New
                 York Branch as Issuing Bank, the lenders party thereto and
                 Banque Paribas, New York Branch, as Agent, as amended
                 (Richmond Facility) (10.55). (1)
    10.20(a)     Fourth Amendment, dated as of February 15, 1995, to the
                 Reimbursement and Loan Agreement, dated as of December 1,
                 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New
                 York Branch, as Issuing Bank, the lenders party thereto and
                 Banque Paribas, New York Branch, as Agent (Richmond
                 Facility) (10.55(a)). (5)
    10.20(b)     Fifth Amendment, dated as of June 1, 1995, to the
                 Reimbursement and Loan Agreement, dated as of December 1,
                 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New
                 York Branch, as Issuing Bank, the lenders party thereto and
                 Banque Paribas, New York Branch, as Agent (Richmond
                 Facility) (10.55(b)). (5)
    10.20(c)     Sixth Amendment, dated as of March 31, 1996, to the
                 Reimbursement and Loan Agreement, dated as of December 1,
                 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New
                 York Branch, as Issuing Bank, the lenders party thereto and
                 Banque Paribas, New York Branch, as Agent (Richmond
                 Facility) (10.5). (7)
    10.20(d)     Seventh Amendment, dated as of December 1, 1997, to the
                 Reimbursement and Loan Agreement, dated as of December 1,
                 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New
                 York Branch, as Issuing Bank, the lenders party thereto and
                 Banque Paribas, New York Branch, as Agent (Richmond
                 Facility) (10.58(d)). (11)
    10.21        Indenture of Trust, dated as of December 1, 1990, between
                 the Industrial Development Authority of the City of
                 Richmond, Virginia and Sovran Bank, N.A., as Trustee,
                 including First and Second Supplemental Indentures of Trust
                 (Richmond Facility) (10.56). (1)
    10.22        Sale Agreement, dated as of December 1, 1990, between the
                 Industrial Development Authority of the City of Richmond,
                 Virginia and Cogentrix of Richmond, Inc., including First
                 and Second Supplemental Sale Agreements (Richmond Facility)
                 (10.57). (1)
    10.23        Third Amended and Restated Security Deposit Agreement, dated as of December 22, 1997, among Cogentrix Virginia Leasing
                 Corporation, Credit Lyonnais, as Agent and Issuing Bank, and
                 First Union National Bank, as Security Agent (Portsmouth
                 Facility) (10.68). (11)
    10.24        Amended and Restated Security Deposit Agreement, dated as of
                 December 1, 1993, among Cogentrix of Rocky Mount, Inc., The
                 Prudential Insurance Company of America, as Credit Facility
                 Agent and First Union National Bank of North Carolina, as
                 Security Agent (Rocky Mount Facility) (10.65). (1)
    10.25        Security Deposit Agreement, dated as of December 1, 1990,
                 among Cogentrix of Richmond, Inc., Banque Paribas, New York
                 Branch, as Agent and First Union National Bank of North
                 Carolina, as Security Agent (Richmond Facility) (10.67). (1)
    10.25(a)     First Amendment to Security Deposit Agreement, dated
                 December 15, 1993, among Cogentrix of Richmond, Inc., Banque
                 Paribas, New York Branch, as Agent and First Union National
                 Bank of North Carolina, as Security Agent (Richmond
                                     Facility) (10.67(a)). (2)

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
--------------   ----------------------
    10.26        Third Amended and Restated Pledge Agreement, dated as of
                 December 22, 1997, made by Cogentrix, Inc., as Pledgor, and
                 Credit Lyonnais, as Agent (Portsmouth Facility) (10.79).
                 (11)
    10.27        Ground Lease and Easement, dated as of December 15, 1986,
                 between Virginia Chemicals, Inc., as Lessor and Cogentrix
                 Virginia Leasing Corporation, as Lessee (Portsmouth
                 Facility) (10.94). (1)
    10.28        Ground Lease, dated as of December 13, 1990, between
                 Cogentrix of Richmond, Inc., as Lessee, and E.I. du Pont de
                 Nemours and Company, as Lessor (Richmond Facility) (10.95).
                 (1)
    10.29        Amended and Restated Land Lease Agreement, dated as of
                 February 18, 1988, among Arrowpoint Associates Limited
                 Partnership, as Landlord, and Cogentrix, Inc., CI
                 Properties, Inc. and Equipment Leasing Partners, as Tenant,
                 as amended (assigned to and assumed by Equipment Leasing
                 Partners, with Cogentrix, Inc., as guarantor) (Corporate
                 Headquarters) (10.96). (1)
    10.30        Amended and Restated Lease Agreement, dated as of April 30,
                 1993, among Equipment Leasing Partners, as Landlord,
                 Cogentrix, Inc., as Tenant, and CI Properties, Inc., as
                 amended (Corporate Headquarters) (10.97). (1)
    10.31        Letter Agreement, dated May 25, 1989, among Cogentrix, Inc.,
                 Cogentrix of Richmond, Inc. (formerly named Cogentrix of
                 Petersburg, Inc.), and WV Hydro, Inc., as amended (Richmond
                 Facility) (10.98). (1)
    10.32        Consulting Agreement, dated as of September 27, 1991,
                 between Robert W. Lewis and Cogentrix, Inc., as amended
                 (assigned to and assumed by Cogentrix Energy, Inc.) (10.99).
                 (1)
    10.33        Consulting Agreement, dated as of September 30, 1993,
                 between Cogentrix, Inc. and W.E. Garrett (assigned to and
                 assumed by Cogentrix Energy, Inc.) (10.100). (1)
    10.34        Consulting Agreement, dated as of March 19, 1998, between
                 Cogentrix Energy and John A. Tillinghast.
    10.35        Form of Profit-Sharing Plan (I) (10.102). (1)
    10.36        Form of Profit-Sharing Plan (II) (10.103). (1)
    10.37        Executive Incentive Bonus Plan (10.104). (2)
    10.38        Facility Cash Flow Incentive Compensation Agreement with
                 Robert W. Lewis (10.105). (1)
    10.39        Adoption of Stock Transfer Agreement dated as of December
                 30, 1993 among Cogentrix Energy, Inc., Cogentrix Inc., David
                 J. Lewis, Robert W. Lewis and James E. Lewis (10.111). (1)
    10.40        Employment Agreement, dated as of June 24, 1994, between
                 David J. Lewis and Cogentrix Energy, Inc. (10.115). (3)
    10.41        Employment Agreement, dated as of May 1, 1997, between Mark
                 F. Miller and Cogentrix Energy, Inc. (10.109). (10)
    10.42        Employment Agreement, dated as of January 1, 1994, between
                 Dennis W. Alexander and Cogentrix Energy, Inc. (10.110).
                 (11)
    10.43        Executive Employment Agreement, dated as of January 1, 1999,
                 Cogentrix Energy, Inc. and James R. Pagano. (10.42). (22)
    10.44        Supplemental Retirement Savings Plan (10.132). (5)
    10.44(a)     Amendments to Cogentrix Energy, Inc. Supplemental Retirement
                 Savings Plan. (10.3) (26)

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
--------------   ----------------------
    10.45        Trust Under Supplemental Retirement Savings Plan, dated
                 April 17, 1995, by and between Cogentrix Energy, Inc. and
                 Wachovia Bank of North Carolina, N.A. of Winston Salem,
                 North Carolina, as Trustee (10.133). (5)
    10.46        Consulting and Noncompetition Employment Agreement, dated as of August 11, 1995, between Cogentrix Energy, Inc. and
                 George T. Lewis, Jr. (10.135). (5)
    10.47        Support Agreement, dated as of July 14, 1995, from Cogentrix
                 Energy, Inc. to Malconna Company Limited (10.137). (5)
    10.48        Amended and Restated Credit Agreement, dated as of October
                 29, 1998, among Cogentrix Energy, Inc., the several Lenders from time to time parties thereto, Australia and New Zealand
                 Banking Group Limited, CIBC Oppenheimer Corporation and The
                 Bank of Nova Scotia, as Lead Arrangers, and Australia and
                 New Zealand Banking Group Limited, as Agent and as the
                 Issuing Bank. (10.129) (14)
    10.48(a)     Second Amended and Restated Credit Agreement, dated as of
                 March 3, 2000, among Cogentrix Energy, Inc., the several
                 Lenders from time to time parties thereto, Australia and New
                 Zealand Banking Group Limited, CIBC Oppenheimer Corporation
                 and The Bank of Nova Scotia, as Lead Arrangers, and
                 Australia and New Zealand Banking Group Limited, as Agent
                 and as the Issuing Bank.
    10.49        Amended and Restated Guarantee, dated as of October 29,
                 1998, made by Cogentrix Delaware Holdings, Inc., the
                 Guarantor, in favor of the Borrower Creditors. (10.130) (14)
    10.49(a)     Second Amended and Restated Guarantee, dated as of March 3,
                 2000, made by Cogentrix Delaware Holdings, Inc., the
                 Guarantor, in favor of the Borrower Creditors.
    10.50        Amended and Restated Limited Partnership Agreement, dated as of June 30, 1995, among LSP-Cottage Grove, Inc., Granite
                 Power Partners, L.P., and TPC Cottage Grove, Inc. (17)
    10.50(a)     Amendment #1 to the Cottage Grove Partnership Agreement.
                 (18)
    10.50(b)     Consent, Waiver and Amendment No. 2, dated March 20, 1998, to the Amended and Restated Limited Partnership Agreement of
                 LSP-Cottage Grove, L.P. (20)
    10.50(c)     Third Amendment, dated December 11, 1998, to the Amended and
                 Restated Limited Partnership Agreement of LSP-Cottage Grove,
                 L.P. (23)
    10.51        Amended and Restated Partnership Agreement, dated as of June
                 30, 1995, among LSP-Whitewater I, Inc., Granite Power
                 Partners, L.P. and TPC Whitewater, Inc. (17)
    10.51(a)     Consent, Waiver and Amendment No. 1, dated March 20, 1998, to the Amended and Restated Limited Partnership Agreement of
                 LSP-Whitewater Limited Partnership. (20)
    10.51(b)     Second Amendment, dated December 11, 1998, to the Amended
                 and Restated Limited Partnership Agreement of LSP-Whitewater
                 Limited Partnership. (23)
    10.52        Power Purchase Agreement, dated as of May 9, 1994, between
                 Northern States Power Company and LSP-Cottage Grove, L.P.
                 (17)
    10.53        Power Purchase Agreement, dated as of December 21, 1993,
                 between Wisconsin Electric Power Company and LSP-Whitewater
                 Limited Partnership. (17)
    10.53(a)     Amendment to Power Purchase Agreement, dated as of February
                 10, 1994, between Wisconsin Electric Power Company and
                 LSP-Whitewater Limited Partnership. (17)
    10.53(b)     Second Amendment to Power Purchase Agreement, dated as of
                 October 5, 1994, between Wisconsin Electric Power Company
                 and LSP-Whitewater Limited Partnership. (17)
    10.53(c)     Third Amendment to Power Purchase Agreement, dated as of May
                 5, 1995, between Wisconsin Electric Power Company and
                 LSP-Whitewater Limited Partnership. (17)
    10.53(d)     Fourth Amendment to Power Purchase Agreement, dated March
                 18, 1997, between Wisconsin Electric Power Company and
                 LSP-Whitewater Limited Partnership. (19)

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
--------------   ----------------------
    10.53(e)     Fifth Amendment to Power Purchase Agreement, dated February
                 26, 1998, between Wisconsin Electric Power Company and
                 LSP-Whitewater Limited Partnership. (20)
    10.54        Operations and Maintenance Agreement by and between
                 LSP-Whitewater Limited Partnership as Owner and
                 LSP-Whitewater I, Inc. as Operator dated as of April 15,
                 1999. (10.1) (*) (24)
    10.55        Operations and Maintenance Agreement by and between
                 LSP-Cottage Grove, L.P. as Owner and LSP-Cottage Grove, Inc.
                 as Operator dated as of April 15, 1999. (10.2) (*) (24)
    10.56        Steam Purchase Contract, effective as of January 1, 1999, by and between Celanese Chemical, Inc. and Cogentrix Virginia
                 Leasing Corporation. (10.3) (*) (25)
    10.57        Steam Purchase Contract, effective as of January 1, 1999, by and between BASF Corporation and Cogentrix Virginia Leasing
                 Corporation. (10.4) (*) (25)
    10.58        Credit Agreement, dated as of September 8, 1999, between
                 Cogentrix Eastern America, Inc. and Dresdner Bank, AG, as
                 administrative agent. (10.1) (26)
    10.58(a)     First Amendment, dated as of December 17, 1999, to the
                 Credit Agreement, dated as of September 8, 1999, between
                 Cogentrix Eastern America, Inc. and Dresdner Bank, AG, as
                 administrative agent.
    10.59        Pledge Agreement, dated as of September 8, 1999, between
                 Cogentrix Delaware Holdings, Inc. and Dresdner Bank, AG, as
                 administrative agent. (10.2) (26)
    10.60        Consulting Agreement, dated as of January 1, 2000, between
                 James E. Lewis and Cogentrix Energy, Inc.
     21.1        Direct and Indirect Subsidiaries of Cogentrix Energy, Inc.
     27.1        Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
                 only, and is not filed.

---------------

 (*) Certain portions of this exhibit have been omitted pursuant to previously approved requests for confidential treatment.
 (1) Incorporated by reference to Registration Statement on Form S-1 (File No. 33-74254) filed January 19, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (2) Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-74254) filed March 7, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (3) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (4) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed February 14, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (5) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (6) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 14, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (7) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 3, 1996. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

 (8) Incorporated by reference to the Form 10-K (File No. 33-74254) filed October 10, 1996. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
 (9) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed February 14, 1997. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(10) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 29, 1997. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(11) Incorporated by reference to the Form 10-K (File No. 33-74254) filed March 30, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(12) Incorporated by reference to the Form 8-K (File No. 33-74254) filed April 6, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(13) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 15, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(14) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-67171) filed November 12, 1998. The number designating the exhibit on the exhibit index to such previously file report is enclosed in parentheses at the end of the description of the exhibit above.
(15) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 33-67171) filed January 27, 1999. The number designating the exhibit on the exhibit index to such previously file report is enclosed in parentheses at the end of the description of the exhibit above.
(16) Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 33-67171) filed March 15, 1999 by Cogentrix Energy, Inc. and Cogentrix Delaware Holdings, Inc. The number designating the exhibit on the exhibit index to such previously file report is enclosed in parentheses at the end of the description of the exhibit above.
(17) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-95928) filed on August 16, 1995, as amended, or to the Form 10-K filed for the fiscal year ended December 31, 1995 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(18) Incorporated by reference to the Form 10-Q (File No. 33-95928) filed August 12, 1996 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(19) Incorporated by reference to the Form 10-Q (File No. 33-95928) filed May 14, 1997 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(20) Incorporated by reference to the Form 10-K (File No. 33-95928) filed April 15, 1998 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(21) Incorporated by reference to the Form 8-K (File No. 33-74254) filed November 4, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(22) Incorporated by reference to the Form 10-K (File No. 33-74254) filed March 31, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(23) Incorporated by reference to the Form 10-K (File No. 33-95928) filed March 31, 1999 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(24) Incorporated by reference to the Form 10-Q (File No. 33-95928) filed May 17, 1999 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.
(25) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed August 16, 1999. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

(26) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 15, 1999. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

SIGNATURES.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COGENTRIX ENERGY, INC.
                                          (Registrant)

Date: March 30, 2000                      By:      /s/ DAVID J. LEWIS
                                            ------------------------------------
                                                       David J. Lewis
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

              /s/ GEORGE T. LEWIS, JR.                 Chairman Emeritus and Director   March 30, 2000
-----------------------------------------------------
                George T. Lewis, Jr.

                 /s/ DAVID J. LEWIS                    Chairman of the Board, Chief     March 30, 2000
-----------------------------------------------------    Executive Officer and
                   David J. Lewis                        Director

                 /s/ MARK F. MILLER                    President, Chief Operating       March 30, 2000
-----------------------------------------------------    Officer and Director
                   Mark F. Miller

                 /s/ BETTY G. LEWIS                    Director                         March 30, 2000
-----------------------------------------------------
                   Betty G. Lewis

                 /s/ JAMES E. LEWIS                    Vice Chairman and Director       March 30, 2000
-----------------------------------------------------
                   James E. Lewis

                                                       Director                         March 30, 2000
-----------------------------------------------------
                   Robert W. Lewis

               /s/ DENNIS W. ALEXANDER                 Group Senior Vice President,     March 30, 2000
-----------------------------------------------------    General Counsel, Secretary
                 Dennis W. Alexander                     and Director

                  /s/ W. E. GARRETT                    Director                         March 30, 2000
-----------------------------------------------------
                    W. E. Garrett

               /s/ JOHN A. TILLINGHAST                 Director                         March 30, 2000
-----------------------------------------------------
                 John A. Tillinghast

               /s/ THOMAS F. SCHWARTZ                  Group Senior Vice President,     March 30, 2000
-----------------------------------------------------    Chief Financial Officer
                 Thomas F. Schwartz                      (Principal Accounting
                                                         Officer)