Form 10-Q
period 2000-03-31
COGENTRIX ENERGY INC
filed 2000-05-15
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



On May 15, 2000, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                      INDEX TO QUARTERLY REPORT ON FORM 10Q


                                                                        PAGE NO.
                                                                        --------
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at March 31, 2000 (Unaudited)
            and December 31, 1999                                             3

         Consolidated Statements of Income for the Three Months
            Ended March 31, 2000 and 1999 (Unaudited)                         4

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2000 and 1999 (Unaudited)                         5

         Notes to Consolidated Condensed Financial Statements (Unaudited)     6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                    13

Signatures                                                                   14

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                             (dollars in thousands)

                                                                            March 31,        December 31,
                                                                              2000               1999
                                                                           -----------       -----------
                                                                           (Unaudited)
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $    40,979       $    80,344
   Restricted cash                                                              62,554            81,647
   Accounts receivable                                                          64,955            59,360
   Inventories                                                                  19,748            20,137
   Other current assets                                                          1,741             2,252
                                                                           -----------       -----------
      Total current assets                                                     189,977           243,740
NET INVESTMENT IN LEASES                                                       500,093           500,195
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $272,409 and $262,963, respectively                          428,561           437,483
LAND AND IMPROVEMENTS                                                            6,339             5,764
CONSTRUCTION IN PROGRESS                                                       418,946           350,243
DEFERRED FINANCING COSTS,
  net of accumulated amortization of $25,281 and $23,950, respectively          54,140            51,315
INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                       337,460           325,504
PROJECT DEVELOPMENT COSTS                                                        5,968             7,124
NOTES RECEIVABLE                                                                18,502            19,502
OTHER ASSETS                                                                    83,439            57,516
                                                                           -----------       -----------
                                                                           $ 2,043,425       $ 1,998,386
                                                                           ===========       ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                       $    88,200       $    90,114
   Accounts payable                                                             42,320            37,588
   Accrued compensation                                                          2,510             8,415
   Accrued interest payable                                                     23,406            25,708
   Accrued dividends payable                                                        --             8,683
   Other accrued liabilities                                                    15,614            15,621
                                                                           -----------       -----------
      Total current liabilities                                                172,050           186,129
LONG-TERM DEBT                                                               1,549,575         1,518,773
DEFERRED INCOME TAXES                                                           82,288            72,980
MINORITY INTERESTS                                                              69,177            69,608
OTHER LONG-TERM LIABILITIES                                                     30,670            29,445
                                                                           -----------       -----------
                                                                             1,903,760         1,876,935
                                                                           -----------       -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, no par value, 300,000 shares authorized;
      282,000 shares issued and outstanding                                        130               130
   Accumulated other comprehensive loss                                           (788)           (1,144)
   Accumulated earnings                                                        140,323           122,465
                                                                           -----------       -----------
                                                                               139,665           121,451
                                                                           -----------       -----------
                                                                           $ 2,043,425       $ 1,998,386
                                                                           ===========       ===========

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
         For the Three Months Ended March 31, 2000 and 1999 (Unaudited)
   (dollars in thousands, except share and earnings per common share amounts)

                                                                     Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ---------       ---------

OPERATING REVENUE:
  Electric                                                       $  81,799       $  74,408
  Steam                                                              7,541           6,712
  Lease                                                             11,193          11,161
  Service                                                           14,090          11,870
  Income from unconsolidated investments in power projects,
     net of premium amortization                                    15,226           5,410
  Other                                                              4,934           3,878
                                                                 ---------       ---------
                                                                   134,783         113,439
                                                                 ---------       ---------

OPERATING EXPENSES:
  Fuel                                                              26,678          17,696
  Operations and maintenance                                        16,988          16,976
  Cost of services                                                  15,135          12,481
  General, administrative and development                           12,031          12,649
  Depreciation and amortization                                     10,886          10,871
                                                                 ---------       ---------
                                                                    81,718          70,673
                                                                 ---------       ---------
OPERATING INCOME                                                    53,065          42,766

OTHER INCOME (EXPENSE):
  Interest expense                                                 (23,297)        (23,732)
  Investment and other income, net                                   2,679           2,091
  Equity in net loss of affiliates                                      --             (39)
                                                                 ---------       ---------

INCOME BEFORE MINORITY INTERESTS IN INCOME AND
  PROVISION FOR INCOME TAXES                                        32,447          21,086

MINORITY INTERESTS IN INCOME                                        (2,945)         (3,826)
                                                                 ---------       ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                            29,502          17,260

PROVISION FOR INCOME TAXES                                         (11,644)         (6,866)
                                                                 ---------       ---------

NET INCOME                                                       $  17,858       $  10,394
                                                                 =========       =========

EARNINGS PER COMMON SHARE                                        $   63.33       $   36.86
                                                                 =========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         282,000         282,000
                                                                 =========       =========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 2000 and 1999 (Unaudited)
                             (dollars in thousands)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              -----------------------
                                                                                2000           1999
                                                                              --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $ 17,858       $ 10,394
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              10,886         10,871
     Deferred income taxes                                                       9,070          6,234
     Minority interests in income, net of dividends                               (452)         3,767
     Equity in net income of unconsolidated affiliates, net of dividends       (10,300)        (1,186)
     Minimum lease payments received                                            11,298         10,779
     Amortization of unearned lease income                                     (11,196)       (11,161)
     Increase in accounts receivable                                            (5,595)        (1,241)
     Decrease in inventories                                                       389            203
     Increase (decrease) in accounts payable                                     4,732         (5,960)
     Increase (decrease) in accrued liabilities                                 (8,285)         9,927
     Decrease in other                                                           6,382          2,910
                                                                              --------       --------
  Net cash flows provided by operating activities                               24,787         35,537
                                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property, plant and equipment additions, net                               (1,101)          (208)
     Investments in unconsolidated affiliates                                   (1,656)            --
     Construction in progress and project development costs                    (67,355)            --
     Expenditures for turbines                                                 (29,620)        (2,335)
     Decrease (increase) in restricted cash                                     19,093        (15,431)
                                                                              --------       --------
  Net cash flows used in investing activities                                  (80,639)       (17,974)
                                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                             (8,683)        (7,398)
     Proceeds from issuance of long-term debt                                   54,712         15,000
     Repayments of long-term debt                                              (26,386)       (24,184)
     Increase in deferred financing costs                                       (4,156)          (395)
     Decrease in notes receivable                                                1,000             --
                                                                              --------       --------
  Net cash flows provided by (used in) financing activities                     16,487        (16,977)
                                                                              --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (39,365)           586

CASH AND CASH EQUIVALENTS, beginning of period                                  80,344         48,207
                                                                              --------       --------

CASH AND CASH EQUIVALENTS, end of period                                      $ 40,979       $ 48,793
                                                                              ========       ========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

          The accompanying consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc. ("Cogentrix Energy") and its subsidiary companies (collectively, the "Company"). Wholly-owned and majority-owned subsidiaries, including a 50%-owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner, are consolidated. Less-than-majority-owned subsidiaries and subsidiaries for which control is deemed to be temporary are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Cogentrix Energy, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated condensed financial statements.

          Information presented as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

          The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent report on Form 10-K for the year ended December 31, 1999, which the Company filed with the Commission on March 30, 2000.


2.   RATHDRUM, IDAHO FACILITY

          On March 9, 2000, Rathdrum Power, LLC ("Rathdrum Power") entered into a credit agreement with a bank, as agent for a group of lending banks, and a financial institution which provides up to $126.0 million in borrowings and a $5.0 million debt service reserve letter of credit. Rathdrum Power is owned 51% by a wholly-owned project subsidiary of the Company and 49% by Avista Power, Inc. Proceeds from the credit agreement will be used to construct an approximate 270 megawatt combined-cycle natural gas-fired generating facility located in Rathdrum, Idaho. The Company has committed to provide an equity contribution to the project subsidiary of approximately $16.7 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) the incurrence of construction costs after all project financing has been expended, or (c) October 1, 2002. This equity contribution commitment is supported by a letter of credit, which is provided under Cogentrix Energy's corporate credit facility. An indirect, wholly-owned subsidiary of Cogentrix Energy has entered into an engineering, procurement and construction contract (the "EPC Contract") with Rathdrum Power to construct the Rathdrum facility. Cogentrix Energy is providing a guarantee supporting the subsidiary's obligations under the EPC Contract. The Company expects the Rathdrum facility, which the Company will operate, to begin operation in the third quarter of 2001. Electricity generated by the Rathdrum facility will be sold under a 25 year power purchase agreement with Avista Turbine Power, Inc. ("Avista Turbine"). In addition, Avista Turbine will supply fuel to the Rathdrum facility. Rathdrum Power has been consolidated in the accompanying consolidated financial statements.

          The credit agreement provides borrowings up to $49.0 million from the financial institution and $77.0 million from the banks. The financial institution loans accrue interest at 8.56% per annum and have a term equal to the construction period plus 25 years and the bank loans accrue interest at the applicable LIBOR rate plus an applicable margin ranging from 1.25% to 2.25% and will have a term equal to the construction period plus periods up to 18 years. At March 31, 2000, $26.9 million of bank loans were outstanding.

3.   CLAIMS AND LITIGATION

          One of the Company's indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, management believes based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent these subsidiaries in their defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on the Company's consolidated financial position or results of operations or Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

          In addition to the litigation described above, the Company experiences other routine litigation in the normal course of its business. Management is of the opinion that none of this routine litigation will have a material adverse impact on the Company's consolidated financial position or results of operations.

4.   SUBSEQUENT EVENT

          Subsequent to March 31, 2000, the Company closed a credit facility with several banks which provides for loans to be used to construct a 300 megawatt, fuel oil-fired, combined-cycle generating facility located in the Dominican Republic. The Company will own a 65% interest in the facility, with the other 35% owned by Commonwealth Development Corporation of Great Britain. The facility will sell electricity under a 20-year power purchase agreement with Corporacion Dominicana de Electricidad supported by a Dominican government guarantee of the payment obligation. The project is expected to commence operations in 2001.


5.   RECLASSIFICATIONS

          Certain amounts included in the accompanying consolidated financial statements for the period ended March 31, 1999 and as of December 31, 1999 have been reclassified from their original presentation to conform with the presentation as of and for the period ended March 31, 2000.


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

         We currently own - entirely or in part - a total of 25 electric generating facilities in operation in the United States. Our 25 facilities are designed to operate at a total production capability of approximately 4,000 megawatts. After taking into account our part interests in the 16 plants that are not wholly-owned by us, which range from 1.7% to approximately 74.0%, our net ownership interests in the total production capability of our 25 electric generating facilities is approximately 1,840 megawatts. We currently operate 12 of our facilities, 10 of which we developed and constructed.

         We also have ownership interests in and will operate four facilities currently under construction in Mississippi, Oklahoma, Idaho and the Dominican Republic with an aggregate production capability of approximately 2,170 megawatts. Once these facilities begin operation, we will have ownership interests in a total of 28 domestic and 1 international electric generating facilities that are designed with an aggregate production capability of approximately 6,170 megawatts. Our net equity interest in the total production capability of those 29 facilities will be approximately 3,380 megawatts.

         Unless the context requires otherwise, references in this report to "we," "us," "our," or "Cogentrix" refer to Cogentrix Energy, Inc. and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix Energy" refers only to Cogentrix Energy, Inc., which is a development and management company that conducts its business primarily through subsidiaries. Cogentrix Energy's subsidiaries that are engaged in the development, ownership or operation of electric generating facilities are sometimes referred to individually as a "project subsidiary" and collectively as Cogentrix Energy's "project subsidiaries."

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                    THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------------------------
                                                                   2000                      1999
                                                           --------------------      --------------------
              Total operating revenues                     $134,783      100.0%      $113,439      100.0%
              Operating costs                                58,801       43.6         47,153       41.6
              General, administrative and development        12,031        8.9         12,649       11.2
              Depreciation and amortization                  10,886        8.1         10,871        9.6
                                                           --------                  --------

              Operating income                             $ 53,065       39.4%      $ 42,766       37.7%
                                                           ========                  ========

         Total operating revenues increased 18.8% to $134.8 million for the first quarter of 2000 as compared to the first quarter of 1999. The increase in operating revenues resulted primarily from a $9.6 million increase in electric and service revenue related to an increase in megawatt hours sold to the purchasing utilities at several of our electric generating facilities. The increase in operating revenues is also attributable to a $9.8 million increase in income from unconsolidated investments in power projects. This increase is the result of acquisitions of an additional 40% interest in the Indiantown facility in the second and third quarter of 1999, increased capacity revenue at several facilities, an increase in megawatt hours sold to the purchasing utility at several facilities and a change in accounting for major overhaul expenses at four of the facilities. The new accounting policy requires major maintenance overhauls to be expensed as incurred. Previously, the estimated cost of major maintenance overhauls were reserved in advance instead of being expensed as incurred. Upon adoption of this accounting policy, these entities recorded a benefit in earnings during the first quarter of 2000. Operating revenues were also impacted, to a lesser extent, by an increase in other income as a result of excess gas remarketed to third parties.

         Our operating costs increased 24.7% to $58.8 million for the first quarter of 2000 as compared to the first quarter of 1999. The increase was primarily attributable to an increase in fuel and cost of services expense, components of operating costs, as a result of an overall increase in megawatt hours sold to the purchasing utilities at several of our electric generating facilities.

         General, administrative and development expense decreased 4.9% to $12.0 million for the first quarter of 2000 as compared to the first quarter of 1999. This decrease related primarily to the capitalization of certain corporate development costs related to certain project development efforts during the first quarter of 2000. The decrease in general, administrative and development expenses was partially offset by an increase in compensation expense related to an increase in the number of corporate employees and an increase in incentive compensation expense related to our increased profitability.

         Interest expense decreased 1.8% to $23.3 million for the quarter ended March 31, 2000 as compared to the first quarter of 1999. Our average long-term debt increased to $1.6 billion, as compared to weighted average long-term debt of $1.2 billion for the first quarter of 1999. The increase in average long-term debt is the result of the inclusion of $326.0 million of project financing debt related to the Batesville facility, and additional construction borrowings incurred during the quarter of 2000 for projects under construction in Rathdrum, Idaho, and Jenks, Oklahoma. Interest incurred for these construction borrowings is being capitalized during the construction phase. The decrease in interest expense resulted primarily from the scheduled repayments on outstanding project financing debt at several of our project subsidiaries. The decrease was partially offset by an increase in interest expense incurred on borrowings incurred under revolving credit facilities at some of our subsidiaries.

         The decrease in minority interest in income for the first quarter of 2000 as compared to the first quarter of 1999 related primarily to a decrease in earnings at the Hopewell facility as a result of routine maintenance costs incurred during the quarter. The decrease is also a result of the inclusion of the losses incurred at the Batesville facility, which is currently under construction, as a result of our consolidation of its operations beginning in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The principal components of operating cash flow for the first quarter of 2000 were net income of $17.9 million, increases due to adjustments for depreciation and amortization of $10.9 million, deferred income taxes of $9.1 million and amortization of unearned lease income, net of minimum lease payments received of $0.1 million, which were partially offset by minority interest in income, net of dividends of $0.5 million, $10.3 million equity in net income of unconsolidated affiliates, net of dividends and a net $2.4 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operations of $24.8 million, proceeds from borrowings of $54.7 million, $19.1 million of funds released from escrow, repayments on notes receivable of $1.0 million and $39.4 million of cash on hand at the beginning of the period were primarily used to purchase property, plant and equipment of $1.1 million, invest $1.7 million in unconsolidated affiliates, make payments on construction in progress and project development costs of $67.3 million, make deposits on turbines of $29.6 million, pay a common stock dividend of $8.7 million, repay project finance borrowings of $26.4 million, and pay deferred financing costs of $4.2 million.

         Historically, we have financed each facility primarily under financing arrangements and related documents, which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing". The project financing debt of our subsidiaries and joint ventures (aggregating $1.3 billion as of March 31, 2000) is non-recourse to Cogentrix Energy and our other project subsidiaries, except in connection with certain transactions where Cogentrix Energy has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits that the projects may experience as a result of incurring certain costs, subject to an aggregate cap of $40.6 million.

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

         The ability of our project subsidiaries to pay dividends and management fees periodically to Cogentrix Energy is subject to certain limitations in our respective financing documents. Such limitations generally require that: (a) debt service payments be current, (b) debt service coverage ratios be met, (c) all debt service and other reserve accounts be funded at required levels and (d) there be no default or event of default under the relevant financing documents. There are also additional limitations that are adapted to the particular characteristics of each subsidiary. Management does not believe that such restrictions or limitations will adversely affect Cogentrix Energy's ability to meet its debt obligations.

         As of March 31, 2000, we had long-term debt (including the current portion thereof) of approximately $1.6 billion. With the exception of the $355.0 million of senior notes currently outstanding, substantially all of such indebtedness is project financing debt, a large portion of which is non-recourse to Cogentrix Energy. Future annual maturities of long-term debt range from $54.8 million to $105.9 million in the five-year period ending December 31, 2004. We believe that our project subsidiaries and the project entities in which we have an investment will generate sufficient cash flow to pay all required debt service on the project financing debt and to allow them to pay management fees and dividends to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on outstanding balances under the corporate credit facility, the senior notes, to fund a significant portion of its development activities and meet its other obligations. If, as a result of unanticipated events, our ability to generate cash from operating activities is significantly impaired, we could be required to curtail our development activities to meet our debt service obligations.

         On March 3, 2000, our corporate credit facility was amended to increase available borrowings from $125.0 million to $175.0 million and to modify certain covenants. The credit facility has been extended through October 2002 and is unsecured. The corporate credit facility provides direct advances to, or the issuance of letters of credit for, our benefit in an amount up to $175.0 million. At March 31, 2000, we had utilized approximately $134.0 million of the credit available under the corporate credit facility for letters of credit issued in connection with electric generating facilities we purchased during 1998 and 1999 and the projects under construction in Rathdrum, Idaho, and Jenks, Oklahoma. The balance of the commitment under the corporate credit facility is available, subject to any limitations imposed by the covenants contained therein and in the indentures, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

         Two of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. and Cogentrix Mid-America, Inc. ("Mid-America"), formed to hold interests in electric generating facilities acquired in 1999 and 1998, maintain credit agreements with banks to provide for $75.0 million and $25.0 million of revolving credit, respectively. The credit facilities provide for credit in the form of direct advances and the Mid-America facility provides issuances of letters of credit. Including the credit facilities described above, and the revolving credit facility at one of our project subsidiaries, we maintain revolving credit, which is non-recourse to Cogentrix Energy, Inc., with aggregate commitments of $143.0 million. As of March 31, 2000, we had approximately $42.1 million available under these facilities.

         On March 9, 2000, a partnership, in which we own a 51% interest, closed a credit agreement with a bank and a financial institution which provides for a $126.0 million construction loan and a $5.0 million debt service reserve letter of credit. Proceeds from the construction loan are being used to construct an approximate 270 megawatt combined-cycle natural gas-fired generating facility located in Rathdrum, Idaho. We have committed to provide an equity contribution to the project subsidiary of approximately $16.7 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) the incurrence of construction costs after all project financing has been expended, or (c) October 1, 2002. This equity contribution commitment is supported by a letter of credit, which is provided under the corporate credit facility. An indirect, wholly-owned subsidiary of Cogentrix Energy has entered into an engineering, procurement and construction (EPC) contract with the partnership to construct the Rathdrum facility. Cogentrix Energy is providing a guarantee supporting the subsidiary's obligations under the EPC contract. We expect the Rathdrum facility, which we will operate, to begin operation in the third quarter of 2001. Electricity generated by the Rathdrum facility will be sold under a long-term power purchase agreement to Avista Turbine Power, Inc.

         Subsequent to March 31, 2000, we made a $5.0 million equity contribution to the project subsidiary engaged in the construction of the electric generating facility in Batesville, Mississippi. We currently own an approximate 51% interest in the project facility. We have committed to provide an additional $49.0 million to the project subsidiary. The remainder of the commitment is supported by a letter of credit provided under the corporate credit facility. The $5.0 million contribution was made from corporate cash balances.

         On April 28, 2000, a partnership, in which we own a 65% interest, closed a credit facility with a group of lending banks that will provide construction loans to be used to construct an approximate 300 megawatt electric generating plant in the Dominican Republic. This project will utilize fuel oil-fired, combined-cycle technology. We have committed to provide an equity contribution to the project subsidiary of approximately $50.0 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) completion of construction of the facility, or (c) February 2003. This equity commitment is supported by a letter of credit, which is provided under the corporate credit facility.

         We have entered into commitments with a turbine supplier to purchase a specified number of turbines with specified delivery dates. We have made approximately $29.6 million in non-refundable deposits related to these commitments during the first quarter of 2000. We expect to make additional progress payments of $49.7 million in 2000 of which approximately $46.2 million would be repaid or funded from proceeds of financings we anticipate closing.

         For the fiscal year ended December 31, 1999, our board of directors declared a dividend on our outstanding common stock of $8.7 million. The dividend was paid in March 2000. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures for the senior notes and the corporate credit facility, our ability to pay dividends and make other distributions to our shareholders is restricted.

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

Other Financial Ratio Data

         Set forth below are other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                          Last Twelve-Months Ended
                                                March 31, 2000
                                                --------------

         Parent EBITDA                              $93,192
         Parent Fixed Charges                       $32,728
         Parent EBITDA/Parent Fixed Charges            2.85

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

Interest Rate Sensitivity

         We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of March 31, 2000, there have been no significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         One of our indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent these subsidiaries in its defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position, results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

         In addition to the litigation described above, we experience other routine litigation in the normal course of its business. Our management is of the opinion that none of this routine litigation will have a material adverse effect on our financial position or results of operation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

                    Exhibit No.               Description of Exhibit
                    -----------               ----------------------

                        3.1 Articles of Incorporation of Cogentrix Energy, Inc. (3.1) (1)

                        3.2 Amended and Restated Bylaws of Cogentrix Energy, Inc., as amended (3.2) (5)

                        4.1 Indenture, dated as of March 15, 1994, between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note (4.1) (2)

                        4.2 Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note (4.2) (3)

                        4.3 First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.3) (3)

                        4.4 Registration Agreement, dated as of October 20, 1998, by and among Cogentrix Energy, Inc., Salomon Smith Barney Inc., Goldman, Sachs & Co. and CIBC Oppenheimer Corp. (4.4)
                                    (3)

                        4.5 Registration Agreement, dated as of November 25, 1998, between Cogentrix Energy, Inc. and Salomon Smith Barney, Inc. (4.5) (3)

                        4.6 Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) (4)

                        10.1 Guarantee, dated as of June 30, 1999, between Cogentrix Energy, Inc. in favor of Rathdrum Power, LLC.

                        10.1(a) First Amendment to Guarantee dated as of March 8, 2000 between Cogentrix Energy, Inc. and Rathdrum Power, LLC.

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



                                    COGENTRIX ENERGY, INC.
                                    (Registrant)


May 15, 2000                                 /s/Thomas F. Schwartz
                                    --------------------------------------------
                                    Thomas F. Schwartz
                                    Group Senior Vice President, and
                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)