Form 10-Q
period 2000-06-30
COGENTRIX ENERGY INC
filed 2000-08-14
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



On August 14, 2000, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                      INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                        PAGE NO.
                                                                        --------

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at June 30, 2000 (Unaudited)
            and December 31, 1999                                           3

         Consolidated Statements of Income for the Three Months and
            Six Months Ended June 30, 2000 and 1999 (Unaudited)             4

         Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2000 and 1999 (Unaudited)                        5

         Notes to Consolidated Condensed Financial Statements (Unaudited)   6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        14


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 17

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                             (dollars in thousands)

                                                       JUNE 30,     DECEMBER 31,
                                                         2000           1999
                                                     -----------    -----------
                                                     (Unaudited)

                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $    93,553    $    80,344
   Restricted cash                                        24,908         81,647
   Accounts receivable                                    64,862         59,360
   Inventories                                            22,612         20,137
   Other current assets                                    2,795          2,252
                                                     -----------    -----------
      Total current assets                               208,730        243,740
NET INVESTMENT IN LEASES                                 499,990        500,195
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $281,737 and $262,963 respectively     418,919        437,483
LAND AND IMPROVEMENTS                                      6,324          5,764
CONSTRUCTION IN PROGRESS                                 530,088        350,243
DEFERRED FINANCING COSTS, net of accumulated
  amortization of $28,334 and $23,950 respectively        61,561         51,315
INVESTMENTS IN UNCONSOLIDATED AFFILIATES                 334,716        325,504
PROJECT DEVELOPMENT COSTS                                  6,087          7,124
NOTES RECEIVABLE                                          18,502         19,502
OTHER ASSETS                                              81,344         57,516
                                                     -----------    -----------
                                                     $ 2,166,261    $ 1,998,386
                                                     ===========    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                 $    90,254    $    90,114
   Accounts payable                                       47,668         37,588
   Accrued compensation                                    4,357          8,415
   Accrued interest payable                               20,153         25,708
   Accrued dividends payable                                  --          8,683
   Other accrued liabilities                              13,586         15,621
                                                     -----------    -----------
      Total current liabilities                          176,018        186,129
LONG-TERM DEBT                                         1,650,029      1,518,773
DEFERRED INCOME TAXES                                     90,085         72,980
MINORITY INTERESTS                                        68,822         69,608
OTHER LONG-TERM LIABILITIES                               29,509         29,445
                                                     -----------    -----------
                                                       2,014,463      1,876,935
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, no par value, 300,000 shares
      authorized; 282,000 shares issued and
      outstanding                                            130            130
   Accumulated other comprehensive loss                   (1,076)        (1,144)
   Accumulated earnings                                  152,744        122,465
                                                     -----------    -----------
                                                         151,798        121,451
                                                     -----------    -----------
                                                     $ 2,166,261    $ 1,998,386
                                                     ===========    ===========


      The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
   (dollars in thousands, except share and earnings per common share amounts)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                       -------------------------       -------------------------
                                                         2000             1999            2000            1999
                                                       ---------       ---------       ---------       ---------
OPERATING REVENUE:
  Electric                                             $  78,169       $  70,958       $ 159,968       $ 145,366
  Steam                                                    6,948           6,199          14,488          12,911
  Lease                                                   11,192          11,170          22,385          22,331
  Service                                                 12,511          11,024          26,601          22,894
  Income from unconsolidated investments in power
     projects, net of premium amortization                11,341           5,322          26,567          10,732
  Other                                                    2,892           4,225           7,827           8,103
                                                       ---------       ---------       ---------       ---------
                                                         123,053         108,898         257,836         222,337
                                                       ---------       ---------       ---------       ---------

OPERATING EXPENSES:
  Fuel                                                    27,068          19,417          53,746          37,114
  Operations and maintenance                              19,140          17,243          36,127          34,219
  Cost of services                                        13,063          12,049          28,199          24,529
  General, administrative and development                  7,773           8,181          19,804          20,830
  Depreciation and amortization                           11,082          10,905          21,968          21,776
                                                       ---------       ---------       ---------       ---------
                                                          78,126          67,795         159,844         138,468
                                                       ---------       ---------       ---------       ---------
OPERATING INCOME                                          44,927          41,103          97,992          83,869

OTHER INCOME (EXPENSE):
  Interest expense                                       (23,625)        (23,575)        (46,922)        (47,307)
  Investment and other income, net                         1,521             862           4,200           2,914
                                                       ---------       ---------       ---------       ---------

INCOME BEFORE MINORITY INTERESTS IN INCOME
  AND PROVISION FOR INCOME TAXES                          22,823          18,390          55,270          39,476

MINORITY INTERESTS IN INCOME                              (2,881)         (2,656)         (5,826)         (6,482)
                                                       ---------       ---------       ---------       ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                  19,942          15,734          49,444          32,994

PROVISION FOR INCOME TAXES                                (7,521)         (6,393)        (19,166)        (13,259)
                                                       ---------       ---------       ---------       ---------

NET INCOME                                             $  12,421       $   9,341       $  30,278       $  19,735
                                                       =========       =========       =========       =========

EARNINGS PER COMMON SHARE                              $   44.05       $   33.12       $  107.37       $   69.98
                                                       =========       =========       =========       =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                            282,000         282,000         282,000         282,000
                                                       =========       =========       =========       =========


      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                             (dollars in thousands)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                              ------------------------
                                                                                 2000            1999
                                                                              ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  30,278       $ 19,735
  Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation and amortization                                               21,968         21,776
     Deferred income taxes                                                       17,060          6,234
     Minority interests in income, net of dividends                                (807)         3,028
     Equity in net income of unconsolidated affiliates, net of dividends         (7,550)         2,800
     Minimum lease payments received                                             22,590         21,558
     Amortization of unearned lease income                                      (22,385)       (22,331)
     Increase in accounts receivable                                             (5,502)        (2,849)
     (Increase) decrease in inventories                                          (2,475)         1,321
     Increase (decrease) in accounts payable                                     10,080         (5,028)
     Decrease in accrued liabilities                                            (11,648)        (4,633)
     Increase (decrease) in other                                                 9,571           (855)
                                                                              ---------       --------
  Net cash flows provided by operating activities                                61,180         40,756
                                                                              ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property, plant and equipment additions, net                                (1,289)          (592)
     Investments in unconsolidated affiliates                                    (1,662)       (39,852)
     Construction in progress and project development costs                    (178,808)            --
     Expenditures for turbines                                                  (29,755)        (4,667)
     Decrease (increase) in restricted cash                                      56,739         (2,391)
                                                                              ---------       --------
  Net cash flows used in investing activities                                  (154,775)       (47,502)
                                                                              ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                              (8,683)        (7,398)
     Proceeds from issuance of long-term debt                                   176,790         54,280
     Repayments of long-term debt                                               (46,487)       (43,223)
     Increase in deferred financing costs                                       (15,816)          (778)
     Decrease in note receivable                                                  1,000             --
                                                                              ---------       --------
  Net cash flows provided by financing activities                               106,804          2,881
                                                                              ---------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             13,209         (3,865)

CASH AND CASH EQUIVALENTS, beginning of period                                   80,344         48,207
                                                                              ---------       --------

CASH AND CASH EQUIVALENTS, end of period                                      $  93,553       $ 44,342
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

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc. ("Cogentrix Energy") and its subsidiary companies (collectively, the "Company"). Wholly-owned and majority-owned subsidiaries, including a 50%-owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner, are consolidated. Less-than-majority-owned subsidiaries are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Cogentrix Energy, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated condensed financial statements.

         Information presented as of June 30, 2000 and for the three months and six months ended June 30, 2000 and 1999 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

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

2.       DOMINICAN REPUBLIC FACILITY

         On April 18, 2000, La Compania de Electricidad de San Pedro de Macoris ("Macoris") entered into credit facilities with a group of lending banks and financial institutions which provide up to $232.5 million which will be used to construct an approximate 300 megawatt oil-fired, combined-cycle electric generating facility located in the province of San Pedro de Macoris, Dominican Republic (the "Facility"). Macoris is owned 65% by a wholly-owned project subsidiary of the Company, and 35% by Commonwealth Development Corporation of Great Britain. The Company has committed to provide an equity contribution to the project subsidiary of approximately $50.0 million upon the earliest to occur of (a) an event of default under the project subsidiary's credit facility, (b) completion of construction of the Facility, or (c) February 2003. This equity contribution is supported by a letter of credit, which is provided under Cogentrix Energy's corporate credit facility. The Company expects the Facility, which the Company will operate, to commence commercial operations in the first quarter of 2002. Electricity generated by the Facility will be sold under a 20 year power purchase agreement with Corporacion Dominicana de Electricidad ("CDE"). Macoris has entered into an agreement with the government of the Dominican Republic which provides for government assistance and assurances related to, among other things, the obtaining of certain rights, licenses and permits, seaward access, importation of fuel and equipment, foreign currency exchange and transfer of funds. The government has also executed an irrevocable and unconditional guarantee for the full and prompt payment of all of CDE's payment obligations to Macoris under the power purchase agreement.

     The loans will be provided under the following facilities: a $72.0 million bank loan, accruing interest per annum at the applicable LIBOR rate plus an applicable margin ranging from 1.75% to 2.75% during the 12-year loan life, $83.3 million of fixed rate loans, guaranteed by certain export credit agencies, accruing interest per annum at fixed rates ranging from 7.71% to 7.78% during the 14-year loan lives, a $12.0 million unguaranteed loan accruing interest per annum at either a fixed rate or LIBOR rate plus an applicable margin, as chosen by the Company, during the 8-year life and a $65.0 million institutional loan accruing interest at the 10-year US Treasury rate plus 4% during the 17-year loan life.

3.   RATHDRUM, IDAHO FACILITY

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

4.   NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. SFAS No. 133 required that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying the effectiveness of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000.

         The Company has begun assessing the impact of adopting SFAS No. 133 on the consolidated financial statements. The Company anticipates completing its assessment during the fourth quarter of the fiscal year ended December 31, 2000. The Company will adopt SFAS No. 133, as amended by SFAS 138, as of January 1, 2001. SFAS No. 133 could increase the volatility of the Company's earnings.

5.   CLAIMS AND LITIGATION

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

6.   RECLASSIFICATIONS

         Certain amounts included in the accompanying consolidated financial statements for the periods ended June 30, 1999 and as of December 31, 1999, have been reclassified from their original presentation to conform with the presentation as of and for the periods ended June 30, 2000.

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

         We also have ownership interests in and will operate four facilities currently under construction in Mississippi, Oklahoma, Idaho and the Dominican Republic with an aggregate production capability of approximately 2,170 megawatts. Once these facilities begin operation, we will have ownership interests in a total of 28 domestic and 1 international electric generating facilities that are designed with an aggregate production capability of approximately 6,170 megawatts. Our net equity interest in the total production capability of these 29 facilities will be approximately 3,380 megawatts.

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

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                         2000              1999              2000              1999
                                   --------------    --------------    --------------    --------------
Total operating revenues           $123,053   100%   $108,898   100%   $257,836   100%   $222,337   100%
Operating costs                      59,271    48      48,709    45     118,072    46      95,862    43
General, administrative
   and development                    7,773     6       8,181     7      19,804     8      20,830     9
Depreciation and amortization        11,082     9      10,905    10      21,968     9      21,776    10
                                   --------          --------          --------          --------

Operating income                   $ 44,927    37%   $ 41,103    38%   $ 97,992    38%   $ 83,869    38%
                                   ========          ========          ========          ========

         Total operating revenues increased 13.0% to $123.1 million for the second quarter of 2000 as compared to the second quarter of 1999. This increase was primarily attributable to a $8.7 million increase in electric and service revenue related to an increase in megawatt hours sold to the purchasing utilities at several of our electric generating facilities. The increase in operating revenues is also attributable to a $6.0 million increase in income from unconsolidated investments in power projects. This increase is attributable to an increase in megawatt hours sold to the purchasing utilities at some of the facilities, and a reduction of major overhaul expenses at four of the facilities. The increase in income from unconsolidated power projects is also the result of the acquisition of an additional 19.9% interest in the Indiantown facility late in the second quarter of 1999, and an additional 20.1% interest in the third quarter of 1999.

         Operating revenues for the six-month period ended June 30, 2000, which increased 16.0% to $257.8 million as compared to $222.3 for the six-month period ended June 30, 1999 were largely influenced by the same factors discussed above: an increase in electric and service revenue at several of our electric generating facilities, and the increase in income from unconsolidated investments in power projects. The six-month income from unconsolidated power projects also increased due to a change in treatment for major overhaul expenses at four of the facilities on January 1, 1999 requiring major maintenance overhauls to be expensed as incurred. Previously, the estimated cost of major maintenance overhauls was reserved in advance.

         Our operating costs increased 21.7% to $59.3 million for the second quarter of 2000 and 23.2% to $118.1 million for the six-month period ended June 30, 2000 as compared to $48.7 million and $95.9 million for the corresponding periods of 1999. These increases were primarily due to the $7.7 million and $16.6 million increase in fuel expense for the second quarter of 2000 and six-month period ended June 30, 2000, respectively. The increase in fuel expense was a result of an increase in megawatt hours sold to the purchasing utilities at several of our electric generating plants. Operating costs were also impacted by the inclusion of startup costs incurred at the Batesville facility during the second quarter, and six-month period ended June 30, 2000. These costs were not incurred during 1999. Operating costs also increased as a result of an increase in expenses at the Richmond facility as a result of the amendment of its project debt during the second quarter of 2000.

         General, administrative and development expense decreased 5.0% to $7.8 million for the second quarter of 2000 as compared to $8.2 million for the second quarter of 1999. The decrease resulted primarily from the capitalization of certain corporate development costs related to projects under active development and construction. The decrease in general, administrative and development expense was partially offset by an increase in compensation expense related to an increase in the number of corporate employees and an increase in incentive compensation expense related to our increased profitability.

         General, administrative and development expense decreased 4.9% to $19.8 million for the six-month period ended June 30, 2000 as compared the corresponding period of 1999. The decrease resulted primarily from the factors discussed above: the capitalization of certain corporate development costs, offset by an increase in compensation expenses.

         Interest expense decreased 0.8% to $46.9 million for the six months ended June 30, 2000 as compared to the corresponding period of 1999. Our average long-term debt increased to $1.7 billion, as compared to average long-term debt of $1.2 billion for the six months ended June 30,1999. The increase in average long-term debt is primarily the result of the inclusion of $326.0 million of construction financing related to the Batesville facility and additional construction borrowings incurred during the six months ended June 30, 2000 for projects in Idaho, Oklahoma and the Dominican Republic. Interest incurred on these construction borrowings is capitalized during the construction phase. The decrease in interest expense resulted primarily from the scheduled repayments on outstanding project financing debt at several of our project subsidiaries.

         The decrease in minority interest in income for the first half of 2000 as compared to the corresponding period of 1999 related primarily to the inclusion of the losses incurred at the Batesville facility, which is currently under construction.

LIQUIDITY AND CAPITAL RESOURCES

         The principal components of operating cash flow for the second quarter of 2000 were net income of $30.3 million, increases due to adjustments for depreciation and amortization of $22.0 million, deferred income taxes of $17.1 million and minimum lease payments received, net of amortization of unearned lease income of $0.3 million, which were partially offset by minority interest in income, net of dividends of $0.8 million, $7.6 million equity in net income of unconsolidated affiliates, net of dividends and a net $0.1 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operations of $61.2 million, proceeds from borrowings of $176.8 million, $56.7 million of funds released from escrow, and repayments on notes receivable of $1.0 million were primarily used to purchase property, plant and equipment of $1.3 million, invest $1.7 million in unconsolidated affiliates, make payments on construction in progress and project development costs of $178.8 million, make deposits on turbines of $29.7 million, pay a common stock dividend of $8.7 million, repay project finance borrowings of $46.5 million, and pay deferred financing costs of $15.8 million.

         Historically, we have financed each facility primarily under financing arrangements and related documents, which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing". The project financing debt of our subsidiaries and joint ventures (aggregating $1.3 billion as of June 30, 2000) is non-recourse to Cogentrix Energy and our other project subsidiaries, except in connection with certain transactions where Cogentrix Energy has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits that the projects may experience as a result of incurring certain costs, subject to an aggregate cap of $40.6 million.

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

         As of June 30, 2000, we had long-term debt (including the current portion thereof) of approximately $1.7 billion. With the exception of the $355.0 million of senior notes currently outstanding, substantially all of such indebtedness is project financing debt, a large portion of which is non-recourse to Cogentrix Energy. Future annual maturities of long-term debt range from $54.8 million to $144.9 million in the five-year period ending December 31, 2004. We believe that our project subsidiaries and the project entities in which we have an investment will generate sufficient cash flow to pay all required debt service on the project financing debt and to allow them to pay management fees and dividends to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on outstanding balances under the corporate credit facility, the senior notes, to fund a significant portion of its development activities and meet its other obligations. If, as a result of unanticipated events, our ability to generate cash from operating activities is significantly impaired, we could be required to curtail our development activities to meet our debt service obligations.

         On March 3, 2000, our corporate credit facility was amended to increase available borrowings from $125.0 million to $175.0 million and to modify certain covenants. The credit facility has been extended through October 2002 and is unsecured. The corporate credit facility provides direct advances to, or the issuance of letters of credit for, our benefit in an amount up to $175.0 million. At June 30, 2000, we had utilized approximately $171.2 million of the credit available under the corporate credit facility primarily for letters of credit issued in connection with projects under construction in Mississippi, Idaho, Oklahoma and the Dominican Republic. The balance of the commitment under the corporate credit facility is available, subject to any limitations imposed by the covenants contained therein and in the indentures, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

         Two of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. and Cogentrix Mid-America, Inc. ("Mid-America"), formed to hold interests in electric generating facilities acquired in 1999 and 1998, maintain credit agreements with banks to provide for $75.0 million and $25.0 million of revolving credit, respectively. The credit facilities provide for credit in the form of direct advances and the Mid-America facility provides issuances of letters of credit. Including the credit facilities described above, and the revolving credit facility at one of our project subsidiaries, we maintain revolving credit, which is non-recourse to Cogentrix Energy, Inc., with aggregate commitments of $143.0 million. As of June 30, 2000, we had approximately $41.7 million available under these facilities.

         On March 9, 2000, a partnership, in which we own a 51% interest, closed a credit agreement with a bank and a financial institution which provides for a $126.0 million construction loan and a $5.0 million debt service reserve letter of credit. Proceeds from the construction loan are being used to construct an approximate 270 megawatt combined-cycle natural gas-fired generating facility located in Rathdrum, Idaho. We have committed to provide an equity contribution to the project subsidiary of approximately $16.7 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) the incurrence of construction costs after all project financing has been expended, or (c) October 1, 2002. This equity contribution commitment is supported by a letter of credit, which is provided under the corporate credit facility. An indirect, wholly-owned subsidiary of Cogentrix Energy has entered into an engineering, procurement and construction (EPC) contract with the partnership to construct the Rathdrum faciliity. Cogentrix Energy is providing a guarantee supporting the subsidiary's obligations under the EPC contract. We expect the Rathdrum facility, which we will operate, to begin operation in the third quarter of 2001. Electricity generated by the Rathdrum facility will be sold under a long-term power purchase agreement to Avista Turbine Power, Inc.

         On April 13, 2000 and July 10, 2000, we made equity contributions totaling $10.0 million to the project subsidiary engaged in the construction of the electric generating facility in Batesville, Mississippi. We currently own an approximate 51% interest in the project facility. We made the remaining equity contribution totalling $44.0 million to the project subsidiary in August 2000 from corporate cash balances.

         On April 18, 2000, a partnership, in which we own a 65% interest, closed credit facilities with a group of lending banks and financial institutions that will provide up to $232.5 million in construction loans to be used to construct an approximate 300 megawatt electric generating plant in the Dominican Republic. This project will utilize fuel oil-fired, combined-cycle technology. We have committed to provide an equity contribution to the project subsidiary of approximately $50.0 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) completion of construction of the facility, or (c) February 2003. This equity commitment is supported by a letter of credit, which is provided under the corporate credit facility.

         On June 28, 2000, Cogentrix of Richmond, Inc., ("Richmond"), a wholly-owned subsidiary of the Company, amended its loan agreement with the existing lenders. The amended loan agreement primarily resulted in a 30-month extension of the final maturity. The amended loan agreement also resulted in an additional term loan of $25.2 million. The distributions received by Cogentrix was used by the Company to fund equity commitments to the Batesville project.

         We have entered into commitments with a turbine supplier to purchase a specified number of turbines with specified delivery dates. We have made approximately $29.7 million in non-refundable deposits related to these commitments during the first six months of 2000. We expect to make additional progress payments of $49.7 million in 2000. The aggregate amount of these deposits will be repaid or funded from proceeds of financings we anticipate closing during the remainder of 2000.

         For the fiscal year ended December 31, 1999, our board of directors declared a dividend on our outstanding common stock of $8.7 million. The dividend was paid in March 2000. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures for the Company's outstanding senior notes and the corporate credit facility, our ability to pay dividends and make other distributions to our shareholders is restricted.

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

         Changes in interest rates could have a significant impact on our results of operations because they affect the cost of capital needed to construct projects as well as interest expense of existing project financing debt. As with fuel price escalation risk, we attempt to hedge against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps on a portion of our indebtedness.

         Although hedged to a significant extent, our financial results will likely be affected to some degree by fluctuations in energy prices, interest rates and inflation. The effectiveness of the hedging techniques we have implemented is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contracts. We have sought to reduce the risk by entering into contracts with creditworthy organizations.

Other Financial Ratio Data

         Set forth below are other financial data and ratios for the twelve-month period ended June 30, 2000. (in thousands, except ratio data):

                                                Twelve Months
                                                    Ended
                                                June 30, 2000
                                                -------------
         Parent EBITDA                             $113,344
         Parent Fixed Charges                       $33,094
         Parent EBITDA / Parent Fixed Charges          3.42

         Parent EBITDA represents cash flow to Cogentrix Energy prior to debt service and income taxes of Cogentrix Energy. Parent Fixed Charges include cash payments made by Cogentrix Energy related to outstanding indebtedness of Cogentrix Energy and the cost of funds associated with Cogentrix Energy's guarantees of some of its subsidiaries' indebtedness. Parent EBITDA is not presented here as a measure of operating results. Our management believes Parent EBITDA is a useful measure of Cogentrix Energy's ability to service debt. Parent EBITDA should not be construed as an alternative either to (a) operating income (determined in accordance with generally accepted accounting principles) or (b) cash flows from operating activities (determined in accordance with generally accepted accounting principles).

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

         We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of June 30, 2000, there have been no significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.

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

         4.6 Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) (4)

         10.1 Amended and Restated Reimbursement and Loan Agreement, dated as of June 28, 2000, by and among Cogentrix of Richmond, Inc. and BNP Paribas.

         10.2 Amended and Restated Security Deposit Agreement, dated as of June 28, 2000, among Cogentrix of Richmond, Inc., BNP Paribas, as Agent, and First Union National Bank, as Security Agent and Securities Intermediary.

         10.3 Guaranty by Cogentrix Energy, Inc. and La Compania de Electricidad de San Pedro de Macoris, dated as of April 7, 2000.

         10.4 Cogentrix Contingent Equity Guarantee, dated as of April 7, 2000, by and between Cogentrix Energy, Inc. in favor of La Compania de Electricidad de San Pedro de Macoris and The Bank of Nova Scotia Trust Company of New York.

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



                                    COGENTRIX ENERGY, INC.
                                    (Registrant)


August 14, 2000                                s/Thomas F. Schwartz
                                    --------------------------------------------
                                    Thomas F. Schwartz
                                    Group Senior Vice President, and
                                      Chief Financial Officer
                                    (Principal Financial and Accounting Officer)