Form 10-Q
period 2000-09-30
COGENTRIX ENERGY INC
filed 2000-11-14
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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


On November 14, 2000, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                                 PAGE NO.
                                                                                 --------
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at September 30, 2000 (Unaudited)
            and December 31, 1999                                                     3

         Consolidated Statements of Income for the Three Months and Nine Months
            Ended September 30, 2000 and 1999 (Unaudited)                             4

         Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2000 and 1999 (Unaudited)                             5

         Notes to Consolidated Condensed Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  15


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                           15

Item 6.  Exhibits and Reports on Form 8-K                                            15

Signature                                                                            17

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                             (dollars in thousands)

                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                    2000                1999
                                                                 -----------         -----------
                                                                 (Unaudited)
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $   166,105         $    80,344
   Restricted cash                                                    76,916              81,647
   Accounts receivable                                                67,343              59,360
   Inventories                                                        22,107              20,137
   Other current assets                                                2,825               2,252
                                                                 -----------         -----------
      Total current assets                                           335,296             243,740
NET INVESTMENT IN LEASES                                             499,883             500,195
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $294,628 and $262,963, respectively                745,516             437,483
LAND AND IMPROVEMENTS                                                  5,720               5,764
CONSTRUCTION IN PROGRESS                                             351,878             350,243
DEFERRED FINANCING COSTS, net of accumulated
  amortization of $25,972 and $23,950, respectively                   66,835              51,315
INVESTMENTS IN UNCONSOLIDATED AFFILIATES                             338,496             325,504
PROJECT DEVELOPMENT COSTS                                              5,462               7,124
NOTES RECEIVABLE                                                      12,400              19,502
OTHER ASSETS                                                          53,956              57,516
                                                                 -----------         -----------
                                                                 $ 2,415,442         $ 1,998,386
                                                                 ===========         ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                             $    84,363         $    90,114
   Accounts payable                                                   41,292              37,588
   Accrued compensation                                                6,355               8,415
   Accrued interest payable                                           27,259              25,708
   Accrued dividends payable                                              --               8,683
   Other accrued liabilities                                          17,489              15,621
                                                                 -----------         -----------
      Total current liabilities                                      176,758             186,129
LONG-TERM DEBT                                                     1,872,306           1,518,773
DEFERRED INCOME TAXES                                                 95,853              72,980
MINORITY INTERESTS                                                    71,046              69,608
OTHER LONG-TERM LIABILITIES                                           29,290              29,445
                                                                 -----------         -----------
                                                                   2,245,253           1,876,935
                                                                 -----------         -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, no par value, 300,000 shares authorized;
      282,000 shares issued and outstanding                              130                 130
   Accumulated other comprehensive loss                               (1,124)             (1,144)
   Accumulated earnings                                              171,183             122,465
                                                                 -----------         -----------
                                                                     170,189             121,451
                                                                 -----------         -----------
                                                                 $ 2,415,442         $ 1,998,386
                                                                 ===========         ===========

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
   (dollars in thousands, except share and earnings per common share amounts)

                                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                                   ---------------------------         ---------------------------
                                                                      2000             1999               2000              1999
                                                                   ---------         ---------         ---------         ---------

OPERATING REVENUE:
  Electric                                                         $  95,725         $  88,405         $ 255,693         $ 233,771
  Steam                                                                6,226             5,869            20,715            18,780
  Lease                                                               11,188            11,178            33,573            33,509
  Service                                                             14,156            12,089            40,757            34,983
  Income from unconsolidated investments in power projects,
     net of premium amortization                                       8,338             5,570            34,905            16,302
  Other                                                               18,432             4,359            26,259            12,462
                                                                   ---------         ---------         ---------         ---------
                                                                     154,065           127,470           411,902           349,807
                                                                   ---------         ---------         ---------         ---------

OPERATING EXPENSES:
  Fuel                                                                29,290            26,596            83,036            63,710
  Operations and maintenance                                          24,095            17,156            60,223            51,375
  Cost of services                                                    14,085            11,876            42,284            36,405
  General, administrative and development                              9,374             8,214            29,178            29,044
  Depreciation and amortization                                       14,150            10,863            36,118            32,639
                                                                   ---------         ---------         ---------         ---------
                                                                      90,994            74,705           250,839           213,173
                                                                   ---------         ---------         ---------         ---------
OPERATING INCOME                                                      63,071            52,765           161,063           136,634

OTHER INCOME (EXPENSE):
  Interest expense                                                   (27,126)          (24,158)          (74,048)          (71,465)
  Investment and other, net                                           (3,171)            1,827             1,029             4,741
                                                                   ---------         ---------         ---------         ---------

INCOME BEFORE MINORITY INTERESTS IN INCOME
  AND PROVISION FOR INCOME TAXES                                      32,774            30,434            88,044            69,910

MINORITY INTERESTS IN INCOME                                          (2,225)           (4,393)           (8,050)          (10,875)
                                                                   ---------         ---------         ---------         ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                              30,549            26,041            79,994            59,035

PROVISION FOR INCOME TAXES                                           (12,110)           (9,949)          (31,276)          (23,208)
                                                                   ---------         ---------         ---------         ---------

NET INCOME                                                         $  18,439         $  16,092         $  48,718         $  35,827
                                                                   =========         =========         =========         =========

EARNINGS PER COMMON SHARE                                          $   65.39         $   57.06         $  172.76         $  127.05
                                                                   =========         =========         =========         =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                       282,000           282,000           282,000           282,000
                                                                   =========         =========         =========         =========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                             (dollars in thousands)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    ---------------------------
                                                                                       2000              1999
                                                                                    ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  48,718         $  35,827
   Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation and amortization                                                     36,118            32,639
     Deferred income taxes                                                             22,859             6,234
     Impairment of note receivable                                                      6,102                --
     Minority interests in income, net of dividends                                     1,417             7,345
     Equity in net income from unconsolidated power projects                          (32,721)          (15,911)
     Dividends received from unconsolidated power projects                             21,398            16,784
     Minimum lease payments received                                                   33,885            32,337
     Amortization of unearned lease income                                            (33,573)          (33,509)
     Increase in accounts receivable                                                   (7,983)           (4,284)
     Increase in inventories                                                           (1,970)             (474)
     Increase in accounts payable                                                       3,704             4,815
     Increase in accrued liabilities                                                    1,359            16,068
     Increase (decrease) in other                                                       4,802           (17,197)
                                                                                    ---------         ---------
  Net cash flows provided by operating activities                                     104,115            80,674
                                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property, plant and equipment additions, net                                      (1,550)           (1,538)
     Investments in unconsolidated affiliates                                          (1,669)          (76,498)
     Construction in progress, project development costs and turbines                (334,342)               --
     Increase (decrease) in restricted cash                                             4,731           (12,623)
                                                                                    ---------         ---------
  Net cash flows used in investing activities                                        (332,830)          (90,659)
                                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                                    (8,683)           (7,398)
     Proceeds from issuance of long-term debt                                         458,088            86,280
     Repayments of long-term debt                                                    (110,928)          (69,768)
     Increase in deferred financing costs                                             (25,001)             (774)
     Decrease in note receivable                                                        1,000                --
                                                                                    ---------         ---------
  Net cash flows provided by financing activities                                     314,476             8,340
                                                                                    ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   85,761            (1,645)

CASH AND CASH EQUIVALENTS, beginning of period                                         80,344            48,207
                                                                                    ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                                            $ 166,105         $  46,562
                                                                                    =========         =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
    ACTIVITIES:
    Transfer of construction in progress to property, plant and equipment with commencement of commercial
        operations                                                                  $ 338,914         $      --
    Amortization of deferred financing costs included in construction
        in progress                                                                     2,914                --

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

         Information presented as of September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

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

2.       FACILITIES UNDER CONSTRUCTION

     Sterlington, Louisiana

         On August 17, 2000, Ouachita Power LLC ("Ouachita"), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with a bank, as agent for several banks and other financial institutions, which provides up to $460.0 million in borrowings, a credit support letter of credit in the maximum amount of $30.0 million, and a $10.0 million debt service reserve letter of credit. The proceeds of the borrowings will be used to construct an approximate 816 megawatt combined cycle, natural gas-fired, electric generating facility located near the city of Sterlington, Louisiana. The Company has committed to provide an equity contribution to the project subsidiary of approximately $61.6 million upon the earliest to occur of (a) an event of default under the Ouachita credit agreements, (b) the incurrence of construction costs after all project financing has been expended, or (c) June 1, 2002. The equity contribution commitment is supported by a letter of credit, which is provided under Cogentrix Energy's corporate credit facility. The Company expects the Ouachita facility, which the Company will operate, to begin operations in mid-2002. Electricity generated by the Ouachita facility will be sold under a 15-year power purchase agreement with Dynegy Power Marketing, Inc. ("Dynegy"). An affiliate of Dynegy will supply fuel to the Ouachita facility.

         The borrowings under the credit agreement accrue interest per annum at an annual rate equal to the applicable LIBOR rate plus 1.25% during the construction period. The construction loans convert to term loans on the earliest to occur of (a) the commencement of commercial operations, or (b) June 1, 2002. The term loans accrue interest per annum at an annual rate equal to the applicable LIBOR rate plus 1.30% to 1.63%. The term loans mature 5 years after the commencement of commercial operations.

     Dominican Republic

         On April 18, 2000, La Compania de Electricidad de San Pedro de Macoris ("Macoris") entered into credit facilities with a group of lending banks and financial institutions which provide up to $232.5 million which will be used to construct an approximate 300 megawatt oil-fired, combined-cycle electric generating facility located in the province of San Pedro de Macoris, Dominican Republic. Macoris is owned 65% by a wholly-owned project subsidiary of the Company, and 35% by Commonwealth Development Corporation of Great Britain. The Company has committed to provide an equity contribution to the project subsidiary of approximately $50.3 million upon the earliest to occur of (a) an event of default under the Macoris credit facility, (b) completion of construction of the Dominican Republic facility, or (c) February 2003. This equity contribution is supported by a letter of credit, which is provided under Cogentrix Energy's corporate credit facility. The Company expects the Dominican Republic facility, which the Company will operate, to commence commercial operations in early 2002. Electricity generated by the Dominican Republic facility will be sold under a 20-year power purchase agreement with Corporacion Dominicana de Electricidad ("CDE"). Macoris has entered into an agreement with the government of the Dominican Republic which provides for government assistance and assurances related to, among other things, the obtaining of certain rights, licenses and permits, seaward access, importation of fuel and equipment, foreign currency exchange and transfer of funds. The government has also executed an irrevocable and unconditional guarantee for the full and prompt payment of all of CDE's payment obligations to Macoris under the power purchase agreement.

         The Macoris loans will be provided under the following facilities: a $72.2 million bank loan, accruing interest per annum at the applicable LIBOR rate plus an applicable margin ranging from 1.75% to 2.75% during the 12-year loan life, $83.3 million of fixed rate loans, guaranteed by certain export credit agencies, accruing interest per annum at fixed rates ranging from 7.71% to 7.78% during the 14-year loan lives, a $12.0 million unguaranteed loan accruing interest per annum at either a fixed rate or LIBOR rate, as chosen by the Company, plus an applicable margin during the 8-year life and a $65.0 million institutional loan accruing interest at the 10-year U.S. Treasury rate plus 4.00% during the 17-year loan life.

     Rathdrum, Idaho

         On March 9, 2000, Rathdrum Power, LLC ("Rathdrum Power") entered into a credit agreement with a bank, as agent for a group of lending banks, and a financial institution which provides up to $126.0 million in borrowings and a $5.0 million debt service reserve letter of credit. Proceeds from the credit agreement will be used to construct an approximate 270 megawatt combined-cycle, natural gas-fired generating facility located in Rathdrum, Idaho. Rathdrum Power is owned 51% by a wholly-owned project subsidiary of the Company and 49% by Avista Power, Inc. The Company has committed to provide an equity contribution to the project subsidiary of approximately $16.7 million upon the earliest to occur of (a) an event of default under the Rathdrum Power credit agreement, (b) the incurrence of construction costs after all project financing has been expended, or (c) October 1, 2002. This equity contribution commitment is supported by a letter of credit, which is provided under Cogentrix Energy's corporate credit facility. An indirect, wholly-owned subsidiary of Cogentrix Energy has entered into an engineering, procurement and construction contract with Rathdrum Power to construct the Rathdrum facility. Cogentrix Energy has guaranteed this subsidiary's obligations under the contract. The Company expects the Rathdrum facility, which the Company will operate, to begin operation in late 2001. Electricity generated by the Rathdrum facility will be sold under a 25-year power purchase agreement with Avista Turbine Power, Inc., which will also supply fuel to the Rathdrum facility.

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

3.       RINGGOLD, PENNSYLVANIA FACILITY

         In January 1998, the Company signed an agreement with Pennsylvania Electric Company to terminate the Ringgold, Pennsylvania facility's power purchase agreement. In September 2000, the Company received approximately $18.0 million as consideration for terminating the power purchase agreement. A portion of the proceeds was used to retire the entire amount of the project subsidiary's outstanding debt. In conjunction with this termination, the Company discontinued electric power production at the facility. The Company recorded other operating income of approximately $13.1 million, net of transaction costs, related to termination of this power purchase agreement.

4.       CORPORATE CREDIT FACILITY AMENDMENT

         In September 2000, Cogentrix Energy's corporate credit facility was amended to increase available commitments from $175.0 million to $250.0 million, to modify certain covenants and to extend the facility through October 2003. In addition, the commitment fee will be 37.5 basis points per annum when greater than 50% of available commitments are utilized and 50.0 basis points per annum when less than 50% of available commitments are utilized.

5.       ADDITIONAL SENIOR NOTES DUE 2008

         In September 2000, Cogentrix Energy sold an additional $100.0 million of its 8.75% unsecured senior notes due 2008 in a Rule 144A offering. Cogentrix Energy issued these additional notes at a discount resulting in an effective rate of approximately 8.86%. Cogentrix Energy anticipates completing a registered exchange offer for these notes by December 8, 2000.

6.       NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the Commission amended SAB 101 to delay the implementation date until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101, which the Company will implement during the fourth quarter of 2000, provides the Commission Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company does not expect the adoption of SAB 101 to have a material impact on its results of operations, financial position or cash flows.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. SFAS No. 133 required that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" delaying the effectiveness of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000.

           The Company will complete its assessment of adopting SFAS No. 133 during the fourth quarter of 2000. Based on its analysis to date, the Company believes that the only instruments that will qualify for treatment under SFAS No. 133 are the instruments the Company entered into to hedge interest rate risk, primarily interest rate swaps and caps. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on the consolidated financial position or results of its operations. The Company will adopt SFAS No. 133, as amended by SFAS No. 138, as of January 1, 2001.

7.       CLAIMS AND LITIGATION

         One of the Company's indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent these subsidiaries in their defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on the Company's consolidated financial position or results of operations.

         In addition to the litigation described above, the Company experiences other routine litigation in the normal course of its business. Management is of the opinion that none of this routine litigation will have a material adverse impact on the Company's consolidated financial position or results of operations.

8.       RECLASSIFICATIONS

         Certain amounts included in the accompanying consolidated financial statements for prior periods have been reclassified from their original presentation to conform with the presentation as of and for the periods ended September 30, 2000.

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

         We currently own - entirely or in part - a total of 25 electric generating plants in operation in the United States. Our 25 plants are designed to operate at a total production capability of approximately 4,821 megawatts. After taking into account our part interests in the 17 plants that are not wholly-owned by us, that range from approximately 1.6% to 74.0%, our net ownership interests in the total production capability of our 25 electric generating plants is approximately 2,254 megawatts. We currently operate 12 of our facilities, nine of which we developed and constructed.

         We also have ownership interests in and will operate four plants currently under construction in Louisiana, Oklahoma, Idaho and the Dominican Republic with an aggregate production capability of approximately 2,196 megawatts. Once these plants begin operation, we will have ownership interests in a total of 28 domestic-and one international-electric generating plants that are designed with an aggregate production capability of approximately 7,017 megawatts. Our net equity interest in the total production capability of these 29 plants will be approximately 4,212 megawatts.

         Unless the context requires otherwise, references in this report to "we," "us," "our," or "Cogentrix" refer to Cogentrix Energy, Inc. and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix Energy" refers only to Cogentrix Energy, Inc., which is a development and management company that conducts its business primarily through subsidiaries. Cogentrix Energy's subsidiaries that are engaged in the development, ownership or operation of electric generating facilities are sometimes referred to individually as a "project subsidiary" and collectively as Cogentrix Energy's "project subsidiaries." The unconsolidated affiliates of Cogentrix Energy that are engaged in the ownership and operation of electric generating facilities and in which we have less than a majority interest are sometimes referred to as a "project affiliate" or collectively as "project affiliates."

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                        THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                 ----------------------------------------------    ----------------------------------------------
                                          2000                     1999                     2000                     1999
                                 ---------------------    ---------------------    --------------------     ---------------------
Total operating revenues         $154,065         100%    $127,470         100%    $411,902         100%    $349,807         100%
Operating costs                    67,470          44       55,628          44      185,543          45      151,490          43
General, administrative
   and development                  9,374           6        8,214           6       29,178           7       29,044           8
Depreciation and amortization      14,150           9       10,863           9       36,118           9       32,639           9
                                 --------                 --------                 --------                 --------

Operating income                 $ 63,071          41%    $ 52,765          41%    $161,063          39%    $136,634          39%
                                 ========                 ========                 ========                 ========

         Total operating revenues increased 20.9% to $154.1 million for the third quarter of 2000 as compared to the third quarter of 1999. This increase was primarily attributable to the termination of our power purchase agreement at our Ringgold, Pennsylvania facility on which we recorded other operating income of approximately $13.1 million net of transaction costs. In conjunction with the termination, we have discontinued operation of the facility. The increase was also attributable to a $7.7 million increase in electric and service revenue. This increase is primarily due to an increase in electric revenue from our interest in the Batesville facility, which commenced commercial operations in August 2000, and to a lesser extent, an increase in megawatt hours sold to the purchasing utilities at several of our other electric generating facilities. The increase in operating revenues is also attributable to a $2.8 million increase in income from unconsolidated investments in power projects. This increase is attributable to an increase in megawatt hours sold to the purchasing utilities at some of the facilities, and a reduction of major overhaul expenses at four of the facilities. The increase in income from unconsolidated power projects is also the result of the acquisition of an additional 20.1% interest in the Indiantown facility in the third quarter of 1999.

         The increase in total operating revenues of 17.8% to $411.9 million for the nine-month period ended September 30, 2000, as compared to $349.8 million for the nine-month period ended September 30, 1999, were largely influenced by the same factors discussed above.

         Our operating costs increased 21.4% to $67.5 million for the third quarter of 2000 and 22.4% to $185.5 million for the nine-month period ended September 30, 2000 as compared to $55.6 million and $151.5 million for the corresponding periods during 1999. These increases were due to a $3.4 million and $21.7 million increase in fuel expense for the third quarter of 2000 and nine-month period ended September 30, 2000, respectively, as a result of an increase in megawatt hours sold to the purchasing utilities at several of our electric generating plants. Operating costs were also impacted by the increase in operations and maintenance expense as a result of the commencement of commercial operations at the Batesville facility in August 2000. The increase in depreciation and amortization expense during the three-month and nine-month periods ended September 30, 2000, resulted primarily from the commencement of commercial operations of the Batesville facility.

         General, administrative and development expense increased 14.6% to $9.4 million for the third quarter of 2000 as compared to $8.2 million for the third quarter of 1999. The increase resulted primarily from an increase in compensation expense related to an increase in the number of corporate employees and an increase in incentive compensation expense related to our increased profitability. The increase in general, administrative and development expense was partially offset by the capitalization of certain corporate development costs related to projects under active development and construction.

         General, administrative and development expense increased 0.1% to $29.2 million for the nine-month period ended September 30, 2000 as compared the corresponding period of 1999. The increase resulted primarily from the factors discussed above: an increase in compensation expenses offset by the capitalization of certain corporate development costs.

         Interest expense increased 3.5% to $74.0 million for the nine months ended September 30, 2000 as compared to the corresponding period of 1999. The increase is primarily a result of incremental interest expense from the inclusion of $337.5 million of long-term debt from the Batesville facility which began commercial operations in August 2000 and the additional borrowings of approximately $25.2 million at our Richmond facility in June 2000. These increases are offset by a reduction in interest expense at several of our project subsidiaries due to scheduled repayments on outstanding project financing debt. Our average long-term debt for the nine months ended September 30, 2000 increased to $1.8 billion, as compared to average long-term debt of $1.2 billion for the nine months ended September 30, 1999. The increase in average long-term debt is primarily the result of the inclusion of the additional Batesville and Richmond facilities project debt and additional borrowings incurred during the nine months ended September 30, 2000 for projects under construction in Idaho, Oklahoma, Louisiana and the Dominican Republic. Interest incurred on these construction borrowings is capitalized during the construction phase.

         Investment and other, net, decreased approximately $5.0 million for the three-month period ended September 30, 2000 as a result of a charge to reduce the carrying value of a note receivable to its estimated net realizable value, as a result of uncertainties with respect to collectibility.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed each facility primarily under financing arrangements and related documents, which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing". The project financing debt of our subsidiaries and joint ventures (aggregating $1.5 billion as of September 30, 2000) is non-recourse to Cogentrix Energy and our other project subsidiaries, except in connection with certain transactions where Cogentrix Energy has agreed to certain limited guarantees and other obligations with respect to such projects.

         As of September 30, 2000, we had long-term debt (including the current portion thereof) of approximately $2.0 billion. Future annual maturities of long-term debt range from $54.8 million to $144.9 million in the five-year period ending December 31, 2004. We believe that our project subsidiaries and project affiliates will generate sufficient cash flow to pay all required debt service on their project financing debt and allow them to pay management fees and dividends or distributions to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service, fund a significant portion of its development activities and meet its other obligations.

         The ability of our project subsidiaries and project affiliates to pay dividends, distributions and management fees periodically to Cogentrix Energy is subject to certain limitations in our respective financing documents. Such limitations generally require that: (a) debt service payments be current, (b) debt service coverage ratios be met, (c) all debt service and other reserve accounts be funded at required levels and (d) there be no default or event of default under the relevant financing documents. There are also additional limitations that are adapted to the particular characteristics of each subsidiary and project affiliate. Management does not believe that such restrictions or limitations will adversely affect Cogentrix Energy's ability to meet its debt obligations.

         In September 2000, we sold an additional $100.0 million of our 8.75% unsecured senior notes due 2008. We issued these notes at a discount resulting in an effective rate of approximately 8.86%. The proceeds received, net of transaction costs, from the sale of these notes were approximately $97.6 million. A portion of the net proceeds was utilized to prepay in full approximately $37.1 million of project subsidiary debt at our Roxboro and Southport, North Carolina facilities.

         In September 2000, we amended our unsecured corporate credit facility to increase available commitments from $175.0 million to $250.0 million, to modify certain covenants and to extend the final maturity through October 2003. The corporate credit facility provides direct advances to, or the issuance of letters of credit for, our benefit in the amount up to $250.0 million. At September 30, 2000, we had utilized approximately $183.4 million of the credit available primarily for letters of credit issued in connection with projects we had under construction in Louisiana, Idaho, Oklahoma and the Dominican Republic. The balance of the commitments under the corporate credit facility is available, subject to any limitations imposed by the covenants contained therein and in the indentures, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

         Two of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. and Cogentrix Mid-America, Inc. ("Mid-America"), formed to hold interests in electric generating facilities acquired in 1999 and 1998, maintain credit agreements with banks that provide for $67.5 million and $25.0 million of revolving credit, respectively. Both credit facilities provide for credit in the form of direct advances and the Mid-America facility provides issuances of letters of credit. Including the credit facilities described above, and the revolving credit facility at one of our project subsidiaries, we maintain revolving credit, which is non-recourse to Cogentrix Energy, Inc., with aggregate commitments of $136.0 million. As of September 30, 2000, we had approximately $34.2 million available under these facilities. The aggregate commitments on these facilities decrease to $105.4 million as of December 31, 2001, and to $25.0 million as of December 31, 2002, 2003, and 2004.

         On August 17, 2000, we entered into a credit agreement with a bank, as agent for several banks and other financial institutions, that provides up to $460.0 million in borrowings, a credit support letter of credit in the maximum amount of $30.0 million, and a $10.0 million debt service reserve letter of credit that will be used to construct an approximate 816 megawatt, combined-cycle, natural gas-fired electric generating facility located near the city of Sterlington, Louisiana. We have committed to provide an equity contribution to the project subsidiary of approximately $61.6 million upon the earliest to occur of (1) an event of default under the project financing agreements, (2) the incurrence of construction costs after all project financing has been expended, or (3) June 1, 2002. Our equity contribution commitment is supported by a letter of credit that is provided under our corporate credit facility. We expect the facility, that we will operate, to begin operations in mid-2002.

         On April 18, 2000, a partnership, in which we own a 65% interest, closed credit facilities with a group of lending banks and financial institutions that will provide up to $232.5 million in construction loans to be used to construct an approximate 300 megawatt, combined-cycle, oil-fired electric generating facility in the Dominican Republic. We have committed to provide an equity contribution to the project subsidiary of approximately $50.3 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) completion of construction of the facility, or (c) February 2003. Our equity commitment is supported by a letter of credit, that is provided under our corporate credit facility. We expect the Dominican Republic facility, that we will operate, to begin commercial operations in early 2002.

         On March 9, 2000, a partnership, in which we own a 51% interest, closed a credit agreement with a bank and a financial institution which provides for a $126.0 million construction loan and a $5.0 million debt service reserve letter of credit. Proceeds from the construction loan are being used to construct an approximate 270-megawatt combined-cycle natural gas-fired generating facility located in Rathdrum, Idaho. We have committed to provide an equity contribution to the project subsidiary of approximately $16.7 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) the incurrence of construction costs after all project financing has been expended, or (c) October 1, 2002. This equity contribution commitment is supported by a letter of credit, that is provided under our corporate credit facility. An indirect, wholly-owned subsidiary of Cogentrix Energy has entered into an engineering, procurement and construction contract with the partnership to construct the Rathdrum facility. Cogentrix Energy has guaranteed this subsidiary's obligations under the contract. We expect the Rathdrum facility, that we will operate, to begin operation in late 2001.

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

         We currently have commitments with a turbine supplier to purchase a specified number of turbines with specified delivery dates. We have made approximately $39.9 million in non-refundable deposits related to these commitments. We expect to make additional progress payments of $20.2 million which would be repaid or funded from proceeds of project financings we anticipate closing.

IMPACT OF ENERGY PRICE CHANGES, INTEREST RATES AND INFLATION

         Energy prices are influenced by changes in supply and demand, as well as general economic conditions, and therefore tend to fluctuate significantly. We protect against the risk of changes in the market price for electricity by entering into contracts with fuel suppliers, utilities or power marketers that reduce or eliminate our exposure to this risk by establishing future prices and quantities for the electricity produced independent of the short-term market. Through various hedging mechanisms, we have attempted to mitigate the impact of changes on the results of operations of most of our projects. The hedging mechanism against increased fuel and transportation costs for most of our currently operating facilities is to provide contractually for matching increases in the energy payments our project subsidiaries receive from the utility purchasing the electricity generated by the facility.

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

         For our Batesville facility -- and most of our facilities currently under construction -- we have tolling arrangements in place to minimize the impact of fluctuating fuel prices. Under these tolling arrangements, each customer is typically obligated to supply and pay for fuel necessary to generate the electrical output expected to be dispatched by the customer.

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

Other Financial Ratio Data

         Set forth below are other financial data and ratios for the twelve-month period ended September 30, 2000 (in thousands, except ratio data):

                                                        Twelve Months Ended
                                                         September 30, 2000
                                                        -------------------
        Parent EBITDA                                          $124,667
        Parent Fixed Charges                                    $33,728
        Parent EBITDA / Parent Fixed Charges                       3.70

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

         We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of September 30, 2000, there have been no significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.



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

         In addition to the litigation described above, we experience other routine litigation in the normal course of our business. Our management is of the opinion that none of this routine litigation will have a material adverse effect on our financial position or results of operation.


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

                  4.6 Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) (4)

                  4.7 Registration Agreement, dated as of September 22, 2000, by and among Cogentrix Energy, Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (4.4) (6)

                  10.1 Third Amended and Restated Credit Agreement among Cogentrix Energy, Inc. and the Several Lenders from time to time parties thereto and Australia and

                                    New Zealand Banking Group Limited as
                                    Coordinating Lead Arranger, the Bank of Nova
                                    Scotia and CitiBank, N.A., as lead
                                    Arrangers, and Australia and New Zealand
                                    Banking Group Limited as Agent and Issuing
                                    Bank, dated as of September 14, 2000.
                                    (10.46) (6)

                  10.2 Third Amended and Restated Guarantee, dated as of September 14, 2000, made by Cogentrix Delaware Holdings, Inc., the Guarantor, in favor of the Borrower Creditors. (10.47) (6)

                  10.3 Fourth Amendment to the Cogentrix Energy, Inc. Supplemental Retirement Savings Plan

                  10.4 Employment Agreement, dated as of August 11, 2000, between David J. Lewis and Cogentrix Energy, Inc. (10.40) (6)

                  10.5 Amended and Restated Employment Agreement, dated as of May 1, 1997 and Amended on August 14, 2000, between Mark F. Miller and Cogentrix Energy, Inc. (10.41) (6)

                    27 Financial Data Schedule, which is submitted electronically to the U.S. Securities and Exchange Commission for information only and is not filed.

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

         (6) Incorporated by reference to the Registration Statement on Form S-4 (File no. 33-48448) filed on October 23, 2000. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COGENTRIX ENERGY, INC.
                                    (Registrant)


November 14, 2000                          s/Thomas F. Schwartz
                                    --------------------------------------------
                                    Thomas F. Schwartz
                                    Group Senior Vice President, and
                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)