Form 10-K405
period 2000-12-31
COGENTRIX ENERGY INC
filed 2001-04-02
CIK 917711

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Number of shares of Common Stock, no par value, outstanding at March 30,
2001:       282,000

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             COGENTRIX ENERGY, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                           PAGE
                                                                           ----
PART I
Item 1:      Business....................................................    3
Item 2:      Properties..................................................   23
Item 3:      Legal Proceedings...........................................   23
Item 4:      Submission of Matters to a Vote of Security Holders.........   23

PART II
Item 5:      Market for the Registrant's Common Stock and Related
             Shareholder Matters.........................................   24
Item 6:      Selected Consolidated Financial Data........................   25
Item 7:      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   26
Item 8:      Financial Statements and Supplementary Data.................   34
Item 9:      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   66

PART III
Item 10:     Directors and Executive Officers of the Registrant..........   66
Item 11:     Executive Compensation......................................   69
Item 12:     Security Ownership of Certain Beneficial Owners and
             Management..................................................   73
Item 13:     Certain Relationships and Related Transactions..............   73

PART IV
Item 14:     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   74
Signatures...............................................................   83

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Cogentrix Energy is an independent power producer that through its direct and indirect subsidiaries acquires, develops, owns and operates electric generating plants, principally in the United States. We derive most of our revenue from the sale of electricity, but we also produce and sell steam. We sell the electricity we generate to regulated electric utilities and power marketers, primarily under long-term power purchase agreements. We sell the steam we produce to industrial customers with manufacturing or other facilities located near our electric generating plants. We were one of the early participants in the market for electric power generated by independent power producers that developed as a result of energy legislation the United States Congress enacted in 1978. We believe we are one of the larger independent power producers in the United States based on our total project megawatts in operation.

     We currently own -- entirely or in part -- a total of 22 electric generating facilities in the United States. Our 22 plants are designed to operate at a total production capability of approximately 3,914 megawatts. After taking into account our part interests in the 16 plants that are not wholly-owned by us, that range from 1.6% to approximately 74.2%, our net ownership interests in the total production capability of our 22 electric generating facilities is approximately 1,754 megawatts. We currently operate nine of our facilities, seven of which we developed and constructed.

     We also have ownership interests in and will operate four facilities currently under construction in Louisiana, Oklahoma, Idaho and the Dominican Republic. Once these facilities begin operation, we will have ownership interests in a total of 25 domestic -- and one international -- electric generating facilities that are designed with a total production capability of approximately 6,110 megawatts. Our net equity interest in the total production capability of those 26 facilities will be approximately 3,305 megawatts.

     Unless the context requires otherwise, references in this report to "we," "us," "our," or "Cogentrix" refer to Cogentrix Energy, Inc. and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix Energy" refers only to Cogentrix Energy, Inc., which is a development and management company that conducts its business primarily through subsidiaries. Cogentrix Energy's subsidiaries that are engaged in the development, ownership or operation of cogeneration facilities are sometimes referred to individually as a "project subsidiary" and collectively as Cogentrix Energy's "project subsidiaries." The unconsolidated affiliates of Cogentrix Energy that are engaged in the ownership and operation of electric generating facilities and in which we have less than a majority interest are sometimes referred to individually as a "project affiliate" or collectively as "project affiliates."

OUR STRATEGY

     We intend to remain among the leaders in the independent power industry by developing and constructing or acquiring -- entirely or in part -- electric generating facilities in the United States and in foreign countries where the political climate is conducive to increased foreign investment.

     We have targeted three market segments for our future development and acquisition activities:

     - Developing New Electric Generating Plants. We intend to pursue domestic development of new, highly-efficient, low-cost plants, concentrating on facilities that use natural gas as fuel. We expect these facilities to enter into long-term contractual arrangements with fuel suppliers, electric utilities or power marketers. These contractual arrangements will provide us a scheduled and/or indexed payment for electricity and result in the fuel supplier, electric utility or power marketer assuming the risks associated with fuel and energy price fluctuations. We also intend to pursue international project development opportunities on a highly selective basis. We expect to do so only in those countries where demand for power is growing rapidly, private investment is encouraged and favorable financing conditions exist.

     - Acquiring Interests in Existing Domestic Electric Generating Plants. We intend to generally focus our future acquisition opportunities on projects that already have entered into power sales contracts with electric utilities or other customers whose senior unsecured debt carries investment-grade credit ratings. We may also seek to acquire interests in electric generating facilities that do not have contracts in place but are nonetheless highly efficient, low-cost providers that can take advantage of opportunities in a rapidly deregulating energy market. If we do, we intend to protect Cogentrix against the risk of changes in the market price for electricity by entering into contracts at the time of acquisition with fuel suppliers, utilities or power marketers that reduce or eliminate our exposure to this risk by establishing future prices and quantities for the electricity produced independent of the short-term market.

     - Developing New or Managing Existing Plants for Industrial
       Companies. Many large, industrial companies with significant energy needs own on-site facilities for generating the electricity and producing the steam they require for their manufacturing, refining or other operations. We believe that cogenerating facilities with state-of-the-art technology developed by us could replace or upgrade existing facilities employing older technology that many of these industrial companies currently operate themselves. We also expect that many industrial companies choosing not to replace their existing facilities will seek to contract with companies like Cogentrix to manage and operate their existing facilities.

     We seek to manage the risks associated with owning and operating electric generating facilities by emphasizing diversification and balance among our investments in terms of the following criteria:

     - geographic location of the facilities in which we have an ownership interest;

     - electric utility or power marketing customers for the electricity we generate and the industrial customers for the steam we produce;

     - technology we employ to generate electricity and produce steam; and

     - coal, gas and other fuel suppliers to our plants.

INDUSTRY TRENDS CREATING MARKET OPPORTUNITIES

  Increasing Competition in the Domestic Electric Generating Industry

     In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives are currently being adopted or considered at both state and federal levels to increase competition in the domestic electric generating industry. We believe that these regulatory initiatives may lead to the transformation of the existing regulated, utility dominated market, that sells to a captive customer base and is based upon cost-of-service pricing, to a more competitive market in which end users may purchase electricity from a variety of suppliers, including non-utility generators, power marketers, public utilities and others at competitive prices. Our management believes that these market trends will create significant new business opportunities for us because we have demonstrated our ability to construct and operate efficient, low-cost electric generating facilities.

  Growing Market for Sale of Electric Generating Assets

     Regulatory initiatives to restructure the United States electric industry have led to the development of a growing market for the sale of electric generating assets principally by utilities, but also by independent power producers and industrial companies. In addition to regulatory pressure, the management of some utilities have decided, for strategic reasons, to sell some or all of their generating assets and to concentrate on the transmission and distribution segments of the power supply market. If this trend continues, it may create additional investment opportunities for us. In connection with acquiring -- entirely or in part -- any additional electric generating assets, we expect to reduce our exposure to electric market price risk by entering into contractual arrangements with fuel suppliers, utilities and/or power marketers under which they would assume some or all of the risks associated with fluctuations in fuel and energy prices.

  Expanded Options Resulting from Passage of the Energy Policy Act

     The passage of the Energy Policy Act in 1992 significantly expanded the options available to independent power producers, particularly with respect to siting a generating facility. Among other things, the Energy Policy Act enables independent power producers to obtain an order from the Federal Energy Regulatory Commission requiring an intermediary utility to give access to its transmission lines to transmit or "wheel" electric power from a generating facility to its utility purchaser. The availability of wholesale transmission "wheeling" could be an important aspect in the development of new projects. For example, we may be able to develop a project in one utility's service territory and "wheel" the electric power produced by the project through the transmission lines of that utility to a second utility or another wholesale purchaser. The Energy Policy Act also created a new class of generator -- exempt wholesale generators -- that, unlike qualifying facilities, are not required to use alternative or renewable fuels or to have useful thermal energy output. Finally, the Energy Policy Act created another new class of utility-foreign utility companies -- which may own and operate foreign utility assets without U.S. regulation consequences. See "Regulation -- Energy Regulations" herein.

PROJECT AGREEMENTS, FINANCING AND OPERATING ARRANGEMENTS FOR OUR OPERATING FACILITIES

  Project Agreements

     Our facilities have long-term power sales agreements to sell electricity to electric utilities and power marketers. A facility's revenue from a power sales agreement usually consists of two components: variable payments, which vary in accordance with the amount of energy the facility produces, and fixed payments that are received in the same amounts whether or not the facility is producing energy. Variable payments, which are generally intended to cover the costs of actually generating electricity, such as fuel costs, if supplied by the operating facility, and variable operation and maintenance expense, are based on a facility's net electrical output measured in kilowatt hours. Variable payment rates are either scheduled or indexed to the fuel costs of the electricity purchaser and/or an inflationary index.

     Fixed payments, that are intended to compensate us for the costs incurred by the project subsidiary whether or not it is generating electricity, such as debt service on the project financing, are more complex and are calculated based on a declared production capability of a facility. Declared production capability is the electric generating capability of a plant in megawatts that the project subsidiary contractually agrees to make available to the electricity purchaser. It is generally less than 100% of the facility's design production capability dictated by its equipment and design specifications. Fixed payments are based either on a facility's net electrical output and paid on a kilowatt-hour basis or on the facility's declared production capability and can be adjusted if actual production capability varies significantly from declared production capability.

     Many power sales agreements permit the electricity purchaser to direct the facility to deliver a variable amount of electrical output within limited parameters. This means the purchaser may, within those parameters, direct the facility to reduce or suspend the delivery of electricity. The power sales agreements of substantially all of our facilities provide the electricity purchaser with the right to reduce or suspend their purchases of electricity whenever they determine that they can obtain lower cost power either by generating power at their own plants or by purchasing electricity in bulk from others. The power sales agreements for these facilities are structured in a manner such that when the amount of electrical output is reduced, the facility continues to receive the fixed payments, that cover fixed operating costs and debt service requirements and provide substantially all of the project subsidiary's profits. The variable payments, that cover the operating, maintenance and fuel costs incurred by the project subsidiary to generate electricity, are received only for each kilowatt hour delivered.

     Many of our facilities produce process steam for use by an industrial customer that has a manufacturing or other facility located nearby. Our industrial customers, that include textile manufacturing companies, pharmaceutical manufacturing companies, chemical producers and synthetic fiber plants, use the process steam in their manufacturing processes. Our steam sales contracts with these industrial customers generally are long-term contracts that provide payment on a per thousand pound basis for steam delivered.

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

  Project Financing

     Each facility is financed primarily under financing arrangements at the project subsidiary or project affiliate level that, except as noted below, require the loans to be repaid solely from the project subsidiary's or project affiliate's revenues. They also generally provide that the repayment of the loans and payment of interest is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or partnership interests in that project subsidiary or project affiliate. This type of financing is generally referred to as "project financing."

     Project financing transactions are generally structured so that all revenues of a project are deposited directly with a bank or other financial institution acting as escrow or security deposit agent. These funds are then payable in a specified order of priority to assure that, to the extent available, they are used first to pay operating expenses, senior debt service and taxes and to fund reserve accounts. Then, subject to satisfying debt service coverage ratios and other conditions, any available funds may be disbursed to Cogentrix Energy and its other partners in the case of jointly-owned facilities in the form of management fees, dividends, or distributions.

     Our facilities are financed using a high proportion of debt to equity. This leveraged financing permits our project subsidiaries and project affiliates to develop projects with a limited equity base but also increases the risk that a reduction in revenues could adversely affect a particular project's ability to meet its debt or lease obligations. The lenders to each project subsidiary or project affiliate have security interests covering some or all of the aspects of the project, including the facility, related facility support agreements, the stock or partnership interest of our project subsidiaries or project affiliates, licenses and permits necessary to operate the facility and the cash flow derived from the facility. In the event of a foreclosure after a default, the project subsidiary or project affiliate would only retain an interest in the property remaining, if any, after all debts and obligations were paid.

     In addition, the debt of each operating project may reduce the liquidity of our interest in such project since any sale or transfer of its interest would, in most cases, be subject both to a lien securing such project debt and to transfer restrictions in the relevant financing agreements. Also, our ability to transfer or sell our interest in some of our projects is restricted by purchase options or rights of first refusal we have granted in favor of our power and steam purchasers.

     Because the project debt is "non-recourse", the lenders under these project financing structures cannot look to Cogentrix Energy or its other projects for repayment unless Cogentrix Energy or another project subsidiary expressly agrees to undertake liability. Cogentrix Energy has agreed to undertake limited financial support for certain of its project subsidiaries in the form of limited obligations and contingent liabilities. These obligations and contingent liabilities take the form of guarantees, indemnities, capital infusions, support agreements and agreements to pay debt service deficiencies. To the extent Cogentrix Energy becomes liable under such guarantees and other agreements with respect to a particular project, distributions received by Cogentrix Energy from other projects may be used to satisfy these obligations. To the extent of these obligations, the lenders to a project may look to Cogentrix Energy and the distributions it receives from other projects for repayment. The aggregate contractual liability of Cogentrix Energy to its project lenders is, in each case, a small portion of the aggregate project debt. Thus, the project financing structures are generally described throughout this report as being "non-recourse" to Cogentrix Energy and its other projects.

     In addition, Cogentrix, Inc., an indirect subsidiary of Cogentrix Energy, has guaranteed two project subsidiaries' obligations to the purchasing utility under three power sales agreements. Because these project subsidiaries' obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of potential exposure under these guarantees cannot be quantified. Although we believe it is unlikely that Cogentrix, Inc. will have to honor either of these guarantees, if we or our subsidiary were required to satisfy all of these guarantees and other obligations at the same time, it could have a material adverse effect on our financial condition and results of operations.

     Two of our wholly-owned subsidiaries, which were formed to hold our interests in the electric generating facilities we acquired in 1999 and 1998, maintain their own credit agreements with banks that provide in the aggregate $92.5 million of revolving credit availability. Distributions received by these subsidiaries from the project subsidiaries or project affiliates they own or hold an interest in may be used by these subsidiaries to satisfy any outstanding obligations under these revolving credit facilities.

     Our facilities are insured in accordance with covenants in each project's debt financing agreements. Coverages for each plant include workers' compensation, commercial general liability, supplemented by primary and excess umbrella liability, and a master property insurance program including property, boiler and machinery and business interruption.

  Operating Arrangements

     We operate nine of our facilities. When we operate a facility, our project subsidiary employs directly the persons required to operate the facility. We invest in training our operating personnel and structure our facility bonus program to reward safe, efficient and cost-effective operation of the facilities. Our management meets and conducts, several times a year, on-site facility performance reviews with each facility manager.

     We have established a strong record of safety, efficiency and reliability in operating our electric generating plants, which reliability is measured in the industry by a generating plant's "availability" to generate and sell electricity. The table below shows the average "availability" of the plants we operated during the periods indicated.

PERIOD                                                        AVERAGE AVAILABILITY
- ------                                                        --------------------
Year ended December 31, 2000................................         94.9%
Year ended December 31, 1999................................          95.6
Year ended December 31, 1998................................          96.4

     We provide, to the facilities we operate, administrative and management services for a periodic fee, that in some cases is adjusted annually by an inflation factor. The ability of a project subsidiary to pay these management fees is contingent upon the continuing compliance by the project subsidiary with covenants under its project financing agreements and may be subordinated to the payment of obligations under those agreements. We have earned and will continue to earn incentive compensation from our Hopewell facility, in which Cogentrix Energy holds a 50% general partnership interest and is, through a subsidiary, the managing general partner, if the facility achieves the contractually specified net income levels.

  Ash Removal

     Project subsidiaries owning seven of our coal-fired plants contract with our subsidiary, ReUse Technology, Inc., to remove coal combustion by-products generated by such facilities. ReUse constructs structural fills with these coal combustion by-products on property owned by itself and others and provides coal combustion by-products to others for use in manufacturing and producing various products for resale.

FACILITIES UNDER CONSTRUCTION

     We currently have four new "greenfield" electric generating facilities under construction. A brief description of each of these facilities follows with an estimate of the dates we expect them to commence commercial operations.

     - Ouachita Parish, Louisiana Facility. In August 2000, we closed financing and commenced construction on an 816-megawatt combined-cycle, natural gas-fired electric generating facility near Sterlington,

       Louisiana. Dynegy Power Marketing, Inc. will deliver natural gas to and purchase electricity produced by this facility under a 15-year power purchase agreement. Subsequent to December 31, 2000, we sold a 50% interest in the facility to an indirect subsidiary of General Electric Capital Corporation. We continue to own a 50% interest in the facility and will operate and manage it when it commences commercial operations in mid-2002.

     - Dominican Republic Facility. In April 2000, a partnership, in which we own a 65% interest, closed financing and commenced construction on a 300-megawatt combined-cycle, fuel oil-fired electric generating facility in the Dominican Republic. We will sell electricity produced by this facility under a 20-year power purchase agreement to Corporacion Dominicana de Electricidad, that is supported by a Dominican government guarantee of the payment obligations. This facility, which we will operate and manage, is scheduled to commence commercial operations in early 2002.

     - Rathdrum, Idaho Facility. In March 2000, a partnership, in which we own a 51% interest, closed financing and commenced construction on a 270-megawatt combined-cycle, natural gas-fired electric generating facility in Rathdrum, Idaho. Avista Turbine Power, Inc. will deliver natural gas to and purchase electricity produced by this facility under a 25-year power purchase agreement. This facility, which we will operate and manage, is scheduled to commence commercial operations in late 2001.

     - Jenks, Oklahoma Facility. In December 1999, we closed financing and commenced construction on a wholly-owned 810-megawatt combined-cycle, natural gas-fired electric generating facility in Jenks, Oklahoma. PECO Energy's Power Team will deliver natural gas to and purchase electricity produced by this facility under a 20-year power purchase agreement. This facility, which we will operate and manage, is scheduled to commence commercial operations in early 2002.

FACILITIES IN OPERATION

     Our facilities described below rely on power sales agreements for the majority of their revenues. During the fiscal year ended December 31, 2000, two regulated utility customers accounted for approximately 58% of our consolidated revenues. The failure of either of these utility customers to fulfill its contractual obligations for a prolonged period of time would have a material adverse effect on our primary source of revenues. Both of these utilities have senior, unsecured debt outstanding that nationally recognized credit rating agencies have rated investment grade. As a result of recent growth, our future operations will be more diverse with regard to both geography and fuel source and less dependent on any single project or customer.

                                                                                             OUR
                                                                                OUR      NET EQUITY
                                                                              PERCENT    INTEREST IN
                                                                   PLANT     OWNERSHIP      PLANT                POWER
FACILITY                      LOCATION               FUEL        MEGAWATTS   INTEREST     MEGAWATTS        PURCHASING UTILITY
- --------               -----------------------  ---------------  ---------   ---------   -----------   --------------------------
Richmond.............  Richmond, VA             Coal                 240       100.0         240.0     Virginia Power
Indiantown...........  Martin County, FL        Coal                 380        50.0         190.0     Florida Power & Light
Whitewater...........  Whitewater, WI           Natural Gas          245        74.2         181.8     Wisconsin Electric Power
                                                                                                         Corporation
Cottage Grove........  Cottage Grove, MN        Natural Gas          245        73.2         179.3     Northern States Power
                                                                                                         Company
Birchwood............  King George, VA          Coal                 240        50.0         120.0     Virginia Power
Portsmouth...........  Portsmouth, VA           Coal                 120       100.0         120.0     Virginia Power
Rocky Mount..........  Rocky Mount, NC          Coal                 120       100.0         120.0     Virginia Power
Southport............  Southport, NC            Coal                 120       100.0         120.0     CP&L*
Logan................  Logan Township, NJ       Coal                 218        50.0         109.0     Atlantic City Electric
Hopewell.............  Hopewell, VA             Coal                 120        50.0          60.0     Virginia Power
Roxboro..............  Roxboro, NC              Coal                  60       100.0          60.0     CP&L*
Northampton..........  Northampton County, PA   Waste coal           110        50.0          55.0     Metropolitan Edison
Cedar Bay............  Jacksonville, FL         Coal                 260        16.0          41.6     Florida Power & Light
Kenansville..........  Kenansville, NC          Coal                  35       100.0          35.0     CP&L*
Carneys Point........  Carneys Point, NJ        Coal                 262        10.0          26.2     Atlantic City Electric
Selkirk..............  Albany, NY               Natural Gas          396         5.1          20.2     Consolidated Edison &
                                                                                                         Niagara Mohawk
Pittsfield...........  Pittsfield, MA           Natural Gas          173        10.9          18.9     New England Power
Scrubgrass...........  Scrubgrass Township, PA  Waste coal            85        20.0          17.0     Pennsylvania Electric
Gilberton............  Frackville, PA           Waste coal            82        19.6          16.1     Pennsylvania Power & Light
Panther Creek........  Carbon County, PA        Waste coal            83        12.2          10.1     Metropolitan Edison
Morgantown...........  Morgantown, WV           Coal/Waste coal       62        15.0           9.3     Monongahela Power
Mass Power...........  Springfield, MA          Natural Gas          258         1.6           4.1     Boston Edison
                                                                   -----                   -------
        Totals.......                                              3,914                   1,753.6
                                                                   =====                   =======

- ---------------

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

     If the number of days in any year in which the Richmond facility is unable to generate electricity in an amount equal to its declared production capability is more than the greater of 25 days or ten percent of the total number of days the facility was required by Virginia Power to operate, the fixed payments under the contract for that period will be reduced by four percent for each excess day. In the event testing indicates that the facility's dependable production capability is less than 90% of the declared production capability, our subsidiary will be obligated to pay annual liquidated damages to Virginia Power. Our project subsidiary has posted letters of credit in favor of Virginia Power to secure its obligations to perform under the power sales agreements.

  Indiantown, Florida Facility

     A Delaware limited partnership owns this 380-megawatt pulverized coal-fired cogeneration facility located in Martin County, Florida. An indirect, wholly-owned subsidiary of PG&E National Energy Group, Inc. ("PG&E") owns a 50% general partnership interest in the partnership, and we own a 50% general partnership interest. The Indiantown facility began operation in December 1995 and sells steam to Caulkins Indiantown Citrus Company.

     The Indiantown facility provides 330 megawatts of declared production capability to Florida Power & Light Company under a power sales agreement that expires in 2025. Fixed payments by Florida Power & Light are subject to adjustment on the basis of the Indiantown facility's actual production capability.

     Currently, Florida Power & Light is permitted full recovery from its customers of payments made under the power sales agreement. The power sales agreement contains a provision that provides if Florida Power & Light at any time is denied authorization to recover from its customers any payments to be made under the power sales agreement, Florida Power & Light may, in its sole discretion, adjust payments under the power sales agreement to the amount it is authorized to recover from its customers. The utility may also require the partnership that owns the facility to return payments subsequently disallowed by the regulatory agency. If the obligations of Florida Power & Light and the partnership that owns the facility are materially altered due to the operation of this provision in the agreement, the partnership may terminate the power sales agreement upon 60 days' notice. The partnership and Florida Power & Light must then, in good faith, attempt to negotiate a new power sales agreement or any agreement for transmission of the Indiantown facility's capacity and energy to another investor-owned, municipal, or cooperative electric utility interconnected with Florida Power & Light in Florida.

     An affiliate of PG&E provides operation and maintenance services for the Indiantown facility pursuant to an operating agreement that expires in 2025. PG&E manages and administers the business of the partnership that owns the facility pursuant to a management service agreement that expires in 2029.

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

     The Whitewater facility provides approximately 236.5 megawatts of declared production capability to Wisconsin Electric Power Corporation under a power sales agreement that expires in 2022. The Whitewater facility may also sell to third parties up to 12 megawatts of electric production capability and any energy that the utility does not dispatch. Fixed payments from the utility are subject to adjustment on the basis of performance-based factors that reflect the Whitewater facility's semiannually tested production capability and average and on-peak availability for the preceding contract year.

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

     The Whitewater facility sells steam to the University of Wisconsin-Whitewater under a steam supply agreement expiring in 2005. The facility also sells hot water to a greenhouse located adjacent to the facility. FloriCulture, Inc., an affiliate of the partnership that owns the Whitewater facility, has entered into an operational services agreement pursuant to which FloriCulture provides all services necessary to produce, market and sell horticulture products and to operate and maintain the greenhouse facility.

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

     The Cottage Grove facility provides 245 megawatts of declared production capability to Northern States Power Company measured at summer conditions and 262 megawatts of declared production capability measured at winter conditions under a power sales agreement that expires in 2027. Fixed payments are subject to adjustment on the basis of performance-based factors that reflect the Cottage Grove facility's semiannually tested production capability and its rolling 12-month average and on-peak availability. Fixed payments are also adjusted for transmission losses or gains relative to a reference plant. The Cottage Grove facility, also sells steam to Minnesota Mining and Manufacturing Company.

     Currently, Northern States Power Company is permitted full recovery from its customers of payments made under the power sales agreement. The power sales agreement provides, however, that following the tenth anniversary of the commercial operation date, if Northern States Power Company fails to obtain or is denied authorization by any governmental authority having jurisdiction over its retail rates and charges, granting it the right to recover from its customers any payments made under the power sales agreement, the disallowed amounts will be monitored in a tracking account and the unpaid balance in the tracking account shall accrue interest. Within 30 days after the first mortgage bonds issued to finance the construction of the facility have been fully retired, Northern States Power, Company may begin reducing payments to the partnership that owns the facility to ensure the payments are in line with Minnesota Public Utility Commission rates and begin amortizing the balance in the tracking account. Should Northern States Power Company exercise its right to reduce payments, the maximum reduction is 75% of the payment otherwise due for the period.

     We manage and administer the partnership's business with respect to the Cottage Grove facility, and provide certain management and administrative services to the general partner of the partnership. Also, one of our wholly-owned subsidiaries operates the facility pursuant to an O&M Agreement with the partnership.

  Birchwood, Virginia Facility

     Through an indirect, wholly-owned subsidiary we have a 50% interest in a partnership that owns a 240-megawatt pulverized coal-fired cogeneration facility in King George, Virginia. A subsidiary of The Southern Company, a public utility holding company, owns the remaining 50% of the facility. The 36-acre greenhouse located adjacent to the facility, which is jointly owned by us and a subsidiary of The Southern Company, uses steam from the facility. An affiliate of The Southern Company manages and operates the Birchwood facility.

     The Birchwood facility provides 218 megawatts of declared production capability to Virginia Power measured at summer conditions and 222 megawatts of declared production capability measured at winter conditions under a power sales agreement that expires in 2021. The power sales agreement provides that in the event the state utilities commission prohibits Virginia Power from recovering from its customers payments made by Virginia Power to our project affiliate, the partnership that owns the facility would recognize a reduction in payments received under the power sales agreement after the 20th anniversary of commencement of commercial operations of the facility to the extent necessary to repay the amount of the disallowed payments to Virginia Power with interest. During June 2000, the Birchwood facility signed a separate agreement with Virginia Power to sell up to 20 megawatts of supplemental capacity and energy, with an initial term expiring in 2003..

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

  Portsmouth, Virginia Facility

     Our facility located in Portsmouth, Virginia is a 120-megawatt stoker coal-fired cogeneration facility. The Portsmouth facility provides Virginia Power declared production capability of up to 115 megawatts under a power sales agreement that expires in June 2008. The Portsmouth facility also sells process steam to BASF Corporation and Celanese Chemical, Inc.

     If the power sales agreement for this facility is terminated prior to the end of its initial or any subsequent term, other than due to a default by Virginia Power, then our project subsidiary must pay a penalty to Virginia Power. The amount of the penalty is the difference between payments for production capability already made and those that would have been allowable under the applicable "avoided cost" schedules of Virginia Power plus interest.

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

     If a disallowance event occurs through 2002, then 25% of cash flow from the facility must be deposited to the regulatory disallowance reserve account until the balance of such account is equal to the amount required to be funded. If a disallowance event occurs during the period from 2003 through 2013, then 100% of the cash flow from the facility must be deposited to the reserve account until the balance of the reserve account is equal to the amount required to be funded. The amount required to be funded in such account is an amount equal to the lesser of:

     - the projected reduction in cash flows from 2009 through 2013 as a result of the disallowance of payments made by the utility, or

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

  Roxboro and Southport, North Carolina Facilities

     Our subsidiary, Cogentrix of North Carolina, Inc., operates two stoker coal-fired cogeneration plants in Roxboro and Southport, North Carolina, that are owned by another wholly-owned project subsidiary of Cogentrix Energy.

     The Roxboro and Southport facilities sell electricity under separate power sales agreements with CP&L, each having an initial term expiring in December 2002. The 60-megawatt Roxboro facility may operate at a declared production capability of up to 56 megawatts and the 120-megawatt Southport facility may operate at a declared production capability of up to 107 megawatts. Cogentrix, Inc., has guaranteed the performance of our project subsidiary under the power sales agreements. Collins & Aikman Corporation purchases process steam for its textile manufacturing facility from the Roxboro facility and ArcherDaniels-Midland Company purchases steam for its pharmaceutical and chemical manufacturing company from the Southport facility.

     Each of the power sales agreements provide that in the event our project subsidiary desires to terminate the power sales agreement or abandons the Roxboro or Southport facility, our project subsidiary must pay the utility a termination charge. Such termination charge will be equal to the sum of the following:

     - the depreciated installed cost of the interconnection facilities relating to the plant,

     - the cost incurred by the utility to replace the production capability provided by the Roxboro or Southport facility in excess of the fixed payments that would have been made to our project subsidiary for the Roxboro or Southport facility, and

     - a carrying charge equal to the overall pretax cost of capital allowed to the utility by the retail rate order of the state utilities commission in effect during the time the energy credits were received.

  Logan, New Jersey Facility

     A Delaware limited partnership owns the Logan facility, a 218-megawatt pulverized coal-fired cogeneration plant located on the Delaware River in Logan Township, New Jersey. The partnership leases the Logan facility to another Delaware limited partnership. Our indirect, wholly-owned subsidiary, owns a 50% general partnership interest in each of the first limited partnership and each of the partners of the second limited partnership. PG&E is the sole limited partner in each of the first partnership and the partners of the second limited partnership, owning a 1% limited partnership interest. The PG&E subsidiary also owns a 49% general partnership interest in each of the first partnership and each of the partners of the second limited partnership.

     The Logan facility, which began operation in September 1994, provides up to 203 megawatts of declared production capability to Atlantic City Electric Company under a power sales agreement that expires in 2024. The Logan facility has the capability to provide up to approximately 15 megawatts of excess production capability and energy to third parties. The Logan facility sells steam to Solutia, Inc.

     If the net deliverable production capability of the Logan facility falls below 190,000 kilowatts, then the partnership that owns the facility must pay liquidated damages to the utility in an amount calculated using a formula that reflects both the amount of the deficiency and the rate those mid-Atlantic electric utilities who are members of a mid-Atlantic regional power pool and fail to satisfy their capacity obligations to the pool must pay to the other members to make up the deficiency.

     An affiliate of PG&E provides operation and maintenance services for the Logan facility pursuant to an operation and maintenance agreement with an initial term expiring in 2004. PG&E provides management services pursuant to a management services agreement that expires in 2027.

  Hopewell, Virginia Facility

     Our facility, located in Hopewell, Virginia, is a 120-megawatt stoker coal-fired cogeneration facility owned and operated by a general partnership, in which a 50% general partnership interest is owned by one of our subsidiaries. The remaining 50% partnership interest is owned by Capistrano Cogeneration Company, a subsidiary of Edison Mission Energy.

     The Hopewell facility provides declared production capability of up to 92.5 megawatts to Virginia Power under a power sales agreement that expires in January 2008. If the power sales agreement is terminated prior to the end of its initial or any subsequent term other than due to a default by Virginia Power, the project partnership must pay a penalty to Virginia Power. The amount of the penalty is the difference between payments for production capability already made and those that would have been allowable under the applicable "avoided cost" schedules of the utility plus interest. Honeywell International, formerly known as Allied-Signal Corporation, purchases steam from the Hopewell facility.

  Northampton, Pennsylvania Facility

     A Delaware limited partnership owns this 110-megawatt anthracite waste coal-fired electric generating facility in Northampton County, Pennsylvania. Our indirect, wholly-owned subsidiary owns a 50% general partnership interest in this partnership. An indirect, wholly-owned subsidiary of PG&E owns an aggregate 50% equity interest in the partnership owning this project, that consists of a 48% general partnership interest and 2% limited partnership interest.

     The Northampton facility, which began operation in September 1995, provides electric energy to Metropolitan Edison Company pursuant to a power sales agreement that expires in 2020. Capacity in excess of 89 megawatts may be sold to third parties, but no energy from the Northampton facility may be sold to any entity other than Metropolitan Edison.

     The Northampton facility is not directly interconnected to Metropolitan Edison's electric system and accordingly requires an electric utility that is interconnected with Metropolitan Edison's electric system to transmit the Northampton facility's output to Metropolitan Edison. Pursuant to a transmission service agreement (that expires in 2020) with Pennsylvania Power & Light Company, that utility transmits the Northampton Facility's net electric energy to Metropolitan Edison's existing electric system.

     In the event the Northampton facility's annual average delivery of electricity for any year following the commercial operation date during on-peak hours is less than 85% of the Northampton facility's annual average delivery of electricity during the on-peak hours for the prior three years, the partnership that owns the facility is obligated to make a penalty payment to Metropolitan Edison. During the first 11 years of the power sales agreement commencing with the commercial operation date, the penalty payment will equal the difference between 85% of the annual average on-peak electricity delivered in the prior three years and the actual on-peak electricity delivered in the year to which the penalty relates times 3.40 cents per kWh. After the eleventh year of the power sales agreement, the penalty payment will be calculated as above, except that the rate of 3.40 cents per kWh shall be adjusted annually according to changes in the Gross Domestic Product Implicit Price Deflator.

     An affiliate of PG&E provides operation and maintenance services for the Northampton facility pursuant to an operation and maintenance agreement with an initial term expiring in 2020. PG&E provides management and administration services for the Northampton facility pursuant to a management services agreement with an initial term expiring in 2020.

     In addition to the partners' original equity contributions to the partnership that owns the Northampton facility, the partners have posted letters of credit or corporate guarantees in an aggregate amount of $9 million as a standby equity commitment to be used for certain fuel-related costs. They have also posted a letter of credit in the amount of $2.2 million as a standby equity commitment to be used solely to establish the bank debt service reserve fund for the exclusive benefit of the banks. Cogentrix provides letters of credit for 50% of those standby equity commitments.

  Cedar Bay, Florida Facility

     A Delaware limited partnership owns this 260-megawatt coal-fired cogeneration facility located in Jacksonville, Florida. An indirect subsidiary of PG&E owns an approximate 62% general partnership interest and an approximate 2% limited interest in the partnership, and we own an approximate 16% general partnership interest. The remaining approximate 20% general partnership interest is owned by a group of equity companies consisting mainly of bank and financial institutions. The Cedar Bay facility began operation in January 1994, and sells steam to Stone Container Corporation.

     The Cedar Bay facility provides an annual average of 250 megawatts of production capability to Florida Power & Light under a power sales agreement that expires in 2024. Fixed payments by Florida Power & Light are subject to adjustment on the basis of the Cedar Bay facility's actual production capability.

     Currently, Florida Power & Light is permitted full recovery from its customers of payments made under the power sales agreement. The power sales agreement contains a provision that provides if Florida Power & Light at any time is denied authorization to recover from its customers any payments to be made under the power sales agreement, Florida Power & Light may, in its sole discretion, adjust payments under the power sales agreement to the amount it is authorized to recover from its customers. The utility may also require the partnership that owns the facility to return payments subsequently disallowed by the regulatory agency. If the obligations of Florida Power & Light and the partnership that owns the facility are materially altered due to the operation of this provision in the agreement, the partnership may terminate the power sales agreement upon 60 days' notice. The partnership and Florida Power & Light must then, in good faith, attempt to negotiate a new power sales agreement or any agreement for transmission of the Cedar Bay facility's capacity and energy to another investor-owned, municipal, or cooperative electric utility interconnected with Florida Power & Light in Florida.

     An affiliate of PG&E provides operation and maintenance services for the Cedar Bay facility pursuant to an operating agreement that expires in 2024. PG&E manages and administers the business of the partnership that owns the facility pursuant to a management service agreement that also expires in 2024.

  Kenansville, North Carolina Facility

     Our subsidiary, Cogentrix Eastern Carolina, LLC, owns and operates a 35-megawatt stoker coal-fired cogeneration plant in Kenansville, North Carolina. The Kenansville facility provides declared production capability of up to approximately 33 megawatts to CP&L under a power sales agreement with an initial term expiring in September 2001. Another subsidiary, Cogentrix, Inc., has guaranteed the performance of the Kenansville facility under the power sales agreement. Guilford Mills, Inc. purchases steam from the Kenansville facility for use in its textile manufacturing plant.

     The power sales agreement provides that in the event of a termination prior to the expiration of the initial term of the power sales agreement, our project subsidiary must pay CP&L a termination charge. In the event of a material breach by the utility, our project subsidiary may terminate the power sales agreement prior to its expiration without incurring the termination charge. The termination charge is an amount equal to the excess paid for capacity and energy over what would have been paid to our project subsidiary under the state utilities commission's published rates plus interest.

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

  Carneys Point, New Jersey Facility

     A Delaware limited partnership owns this 262-megawatt pulverized coal-fired cogeneration facility located within the grounds of the DuPont Chamber Works, a chemical complex in Carneys Point, New Jersey. The partnership leases the Carneys Point facility to a partnership of wholly-owned subsidiaries of PG&E. Lease payments are structured to equal project cash flow, and the lessee partnership derives no net cash flow or benefit from the lease. We own a 10% general partnership interest in the limited partnership that owns the facility. The other general partner is an indirect, wholly-owned subsidiary of PG&E, that owns a 50% general partnership interest. The sole limited partner is an indirect, wholly-owned subsidiary of General Electric Capital Corporation, which owns a 40% limited partnership interest.

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

     An affiliate of PG&E provides operation and maintenance services for the Carneys Point facility under an operation and maintenance agreement with an initial term expiring in 2004. PG&E provides management services for the facility pursuant to a management services agreement with a term expiring in 2018.

PRINCIPAL CUSTOMERS

     Electric utility customers accounting for more than ten percent of our consolidated revenue for the fiscal years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
CP&L........................................................   15%    17%    19%
Virginia Power..............................................   43     47     50

     As a result of our acquisitions and our projects currently under construction, our operations are now and will be even more diverse in the future with regard to both geography and fuel source and less dependent on any single project or customer.

REGULATION

     Our facilities are subject to federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of electric generating facilities. Federal laws and regulations govern transactions, as well as types of fuel utilized, the type of energy produced and power plant ownership for some plants. State regulatory commissions may approve the rates and, in some instances, other terms under which utilities purchase electricity from independent producers. These state commissions may have broad jurisdiction over non-utility owned power plants. Power plants also are subject to laws and regulations governing environmental emissions and other substances produced by a plant, along with the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before construction or operation of a power plant commences and that the power plant operates in compliance with them. We strive to comply with all environmental laws, regulations, permits and licenses but, despite such efforts, at times we have been in non-compliance.

  Energy Regulations

     QFs under the Public Utility Regulatory Policies Act of 1978. Most of our current operating facilities are classified as a qualifying facility ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). QFs are relieved of compliance with extensive federal, state and local regulations that control the development, financial structure and operation of power plants and cost-of-service based ratemaking to determine the prices at which electric generating facilities sell energy. In order to be a QF, a cogeneration facility must sequentially produce both electricity and useful thermal energy for non-mechanical or non-electrical uses in specified proportions to the facility's total useful energy output. A QF utilizing oil or natural gas as fuel also must meet energy efficiency standards. A small power production facility may be a QF if it uses alternative fuels as its primary energy input, subject to limitations on fossil fuel input and size for the facility. Finally, a QF must not be controlled or more than 50% owned by an electric utility or by an electric utility holding company, or a subsidiary of either or any combination thereof.

     PURPA exempts QFs from the Public Utility Holding Company Act of 1935 ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and, except under limited circumstances, state rate and financial regulations. These exemptions are important to us and our competitors.

     In the absence of a power sales agreement, regulations adopted by the Federal Energy Regulatory Commission ("FERC") require utilities to purchase electricity generated by QFs at a price based on the purchasing utility's full "avoided cost," and that the utility sell back-up power to the QF on a nondiscriminatory basis. Avoided costs are the incremental costs to a utility of electric energy or capacity, or both, that, but for the purchase from QFs, the utility would generate for itself or purchase from another source. Due to increasing competition for utility contracts, the current practice is for most power sales agreements to be awarded below avoided cost.

     We endeavor to minimize the risk of our facilities losing their QF status. The occurrence of events outside our control, such as loss of a steam customer, could jeopardize QF status. While the facilities usually would be able to react in a manner to avoid the loss of QF status by, for example, replacing the steam customer or finding another use for the steam that meets PURPA's requirements, there is no certainty that the alternative implemented would be practicable or economic.

     If one of our facilities were to lose its status as a QF, the subsidiary may lose its exemptions from PUHCA and the FPA and from state laws and regulations. This could subject the subsidiary to regulation under the FPA and may result in Cogentrix Energy inadvertently becoming a public utility holding company. Our other facilities could in turn lose their QF status. Moreover, loss of QF status could result in utility customers terminating their power sales agreement with the non-qualifying facility. If loss of QF status were threatened for a facility, we could avoid holding company status and thereby protect the QF status of our other facilities by applying to the FERC to obtain exempt wholesale generator ("EWG") status for the owner of the non-qualifying facility. See "EWGs under the Energy Policy Act of 1992" herein. Alternatively, the FERC may grant a limited waiver to the QF that would provide continued exemption under PUHCA, provided the facility's rates were regulated under the FPA.

     EWGs under the Energy Policy Act of 1992. The passage of the Energy Policy Act has significantly expanded the options available to independent power producers with respect to their regulatory status. In addition to or in lieu of QF status, an independent power producer selling exclusively at wholesale now can also apply to the FERC to be granted status as an EWG. Except for existing cost-of-service based facilities for which state consents are required, any owner of a facility may apply for status as an EWG without prior condition. An EWG, like a QF, is exempt from regulation under PUHCA. However, EWG status does not exempt a facility from FERC and state public utility commission ("PUC") regulatory reviews, which may be more expansive than those applicable to QFs. Several of Cogentrix Energy's facilities that are QFs have also been determined to be EWGs. In addition, several project subsidiaries developing new generating facilities have also been determined to be EWGs.

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

     PUHCA. Under PUHCA, any entity owning or controlling ten percent or more of the voting securities of a "public utility company" is a "holding company" and is subject to registration with the Securities and Exchange Commission and regulation under PUHCA, unless eligible for an exemption. Under the Energy Policy Act and PURPA, EWGs, FUCOs, and owners and operators of QFs are deemed not to be public utility companies under PUHCA. Momentum is growing in Congress for the repeal of PUHCA, as more legislators adopt the view that this statute has outlived its purpose. Elimination of PUHCA would enable more companies to consider owning generating, transmission and distribution assets, would permit "single state" utility systems to expand beyond their state borders, and would permit companies that are currently in registered holding company systems to diversify their investments to a greater extent than now permitted. This could attract more competitors to the power development and power marketing business. We believe that we are well positioned, however, to meet stronger competition and, indeed, may be able to pursue more investment opportunities made available by the repeal of PUHCA.

     FPA. The FPA grants the FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce, including ongoing as well as initial rate jurisdiction, that enables the FERC to revoke or modify previously approved rates. While QFs under PURPA typically are exempt from the traditional rate-making and certain other provisions of the FPA, projects not qualifying for QF status, for example, most EWGs, are subject to the FPA and to FERC rate making jurisdiction. Power marketers are also subject to FERC review of their wholesale rates, and to FERC oversight of various business dealings such as corporate reorganizations. Pursuant to the FPA, our power marketing subsidiary has filed its wholesale electric power rates with the FERC and obtained authorization to sell electric power at rates set by supply and demand in the marketplace. In addition, the Logan facility and certain other facilities in which Cogentrix Energy owns a small interest have filed their rates with the FERC and obtained authorization to sell all of their power pursuant to those rates. Several of our projects under development or in construction have also filed and obtained from FERC market-based rates for sales of power from these facilities.

     State Regulation. PUCs regulate retail rates of electric utilities. In addition, states have been delegated the authority to determine utilities' avoided costs under PURPA. PUCs often will pre-approve agreements with prices that do not exceed avoided costs, because such contracts often have been acquired through a competitive or market-based process. Recognizing the competitive nature of the acquisition process, many PUCs will permit utilities to "pass through" expenses associated with a power sales agreement with an independent power producer. In addition, retail sales of electricity or steam by an independent power producer may be subject to PUC regulation, depending on state law.

     EWGs may be subject to broad regulation by PUCs, ranging from the requirement of certificates of public convenience and necessity to regulation of organizational, accounting, financial and other corporate matters. In addition, states may assert jurisdiction over the siting and construction of EWGs (as well as QFs) and over the issuance of securities and the sale or other transfer of assets by these facilities. Many state utility commissions and state legislatures are actively seeking ways to lower electric power costs at the retail level, including options that would permit or compel competition at the retail level. An opening of the retail market would create tremendous opportunities for companies that have until now been limited to the wholesale market. At the same time, state commissions are pressuring the utilities they regulate to cut purchased power costs through strict enforcement of existing contracts with QFs, many of which are considered to be overpriced. State commissions are also encouraging efforts by utilities to buy out or buy down such contracts.

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

     The competitive price environment that will result from retail competition may cause utilities to experience revenue shortfalls and deteriorating creditworthiness. However, most, if not all, state plans will insure that utilities receive sufficient revenues, through a distribution surcharge if necessary, to pay their obligations under existing long-term power purchase contracts with QFs and EWGs, including the above market rates, or "stranded investment" costs, provided for in such contracts. Many states will also provide that the stranded investment costs will be "securitized" through new financial instruments. On the other hand, QFs and EWGs may be subject to pressure to lower their contract prices or to renegotiate contracts in an effort to reduce the "stranded investment" costs of their utility customers.

     Retail access programs may provide Cogentrix with additional opportunities to provide power from our projects to industrial users or power marketers.

     Transmission and Wheeling -- Under the FPA, the FERC generally regulates the rates, terms and conditions for electricity transmission in interstate commerce. The FERC's authority under the FPA to require electric utilities to provide transmission service to OFs and EWGs was significantly expanded by the Energy Policy Act. The new provisions of the Energy Policy Act and actions taken by the FERC under the FPA have improved transmission access and pricing for independent power producers like us.

     In April 1996, the FERC issued a rulemaking order under the FPA, Order 888, requiring all jurisdictional public utilities to file "open access" transmission tariffs. Compliance with Order 888 has been virtually universal. FERC has also mandated that utilities with open access transmission tariffs provide interconnection service to generators as a separate component of transmission service.

     The FERC is also encouraging the voluntary restructuring of transmission operations through the use of independent system operators and regional transmission groups. Such entities may create efficiencies for traditional utilities and may eliminate the assessment of multiple rates (i.e., parcel rates) to wheel power through a region.

  Environmental Regulations -- United States

     The following discussion includes forward-looking statements relating to environmental protection compliance measures and the possible future impact on us of increasingly stringent environmental regulations. This information reflects current estimates that we periodically evaluate and revise. Our estimates are subject to a number of assumptions and uncertainties, including future Federal and state energy and environmental policy, other changing laws and regulations, the ultimate outcome of complex factual investigations, changes in emission control technology, and selection of compliance alternatives.

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

     We expect that environmental regulations will continue to become more stringent as environmental legislation previously passed is implemented, new laws are enacted and existing regulations are re-evaluated. Accordingly, we plan to continue a strong emphasis on implementation of environmental controls and procedures to minimize the environmental impact of energy generation at our facilities.

     Clean Air Act and the 1990 Amendments. In late 1990, Congress passed the Clean Air Act Amendments of 1990 (the "1990 Amendments") that affect existing facilities -- including facilities exempt from regulation under the Clean Air Act of 1970 -- as well as new project development. All of the facilities we operate are currently in compliance with federal performance standards mandated for such facilities under the Clean Air Act and the 1990 Amendments.

     The 1990 Amendments create a marketable commodity called a sulfur dioxide ("SO2") "allowance." All non-exempt facilities over 25 megawatts that emit SO2 including independent power plants, must obtain allowances in order to operate after 2000. Each allowance gives the owner the right to emit one ton of SO2. The 1990 Amendments exempt from the SO2 allowance provisions all independent power projects that were operating, under construction or with power sales agreements or letters of intent as of November 15, 1990, as well as facilities outside the contiguous 48 states. As a result, most of the facilities we operate are exempt. The non-exempt facilities we operate have determined their need for allowances and have accounted for these requirements in their operating budgets and financial forecasts. Most of the facilities we have developed in recent years and expect to develop in the future rely on natural gas technology. The additional costs of obtaining the number of allowances needed for our future projects should not materially affect our ability to develop new projects.

     The 1990 Amendments also contain other provisions that could affect our projects. Provisions dealing with geographical areas the EPA has designated as being in "nonattainment" with national ambient air quality standards require that each new or expanded source of air pollutants in nonattainment areas must obtain emissions reductions from existing sources that more than offset the emissions from the new or expanded source. While the "offset" requirements may hamper new project development in certain geographical areas, development of new projects has continued, and management expects will likely continue, particularly as markets for "offsets" develop.

     The 1990 Amendments also provide an extensive new operating permit program for existing sources called the Title V permitting program. Because all of the facilities we operate were permitted under the Prevention of Significant Deterioration New Source Review Process, the permitting impact to Cogentrix under the 1990 Amendments at those facilities is expected to be minimal. The costs of applying for and maintaining operating air permits are not anticipated to be significant.

     The 1990 Amendments also regulate certain hazardous air pollutant ("HAP") emissions. Although the HAP provisions of the 1990 Amendments exclude electric steam generating facilities, they direct the EPA to prepare a study on HAP emissions from power plants. The EPA has conducted agreed studies and is expected to regulate mercury emissions from power plants on or before December 15, 2004. If it is determined that mercury emissions from power plants should be regulated, the use of "maximum achievable control technology" could be required, which could require additional control equipment on some or all of our facilities.

     The EPA continues to conduct an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to the facilities over the years. The EPA's focus is on whether any of the changes made were subject to new source review or new performance standards, and whether best available control technology was or should have been used. Cogentrix has not received any notices of violation from the EPA relating to any of its facilities as a result of this industry-wide investigation. The Portsmouth Plant has received and responded to a Section 114 Request from EPA Region III to "provide information reasonably required for the purpose of determining whether that person is in violation of, among other things, any requirements of the State Implementation Plan (SIP), New Source Performance Standards (NSPS) and Review of New Sources and modifications
(NSR)." The EPA conducted its site visit to the Portsmouth Plant on March 7, 2001. Management believes that Cogentrix would have a meritorious defense to any action brought by the EPA relating to any of its facilities.

     EPA Initiatives. In July 1997, the EPA promulgated more restrictive ambient air quality standards for ozone and for particulate matter. These new standards were affirmed by the Supreme Court in February 2001 and when finally promulgated by the EPA will likely increase the number of nonattainment areas for both ozone and particulate matter. If our facilities are in these new nonattainment areas, further emission reduction requirements, which states will be required to adopt, could require us to install additional control technology for oxides of nitrogen ("NO(x)") emissions and other ozone precursors.

     In October 1998, the EPA issued a final rule addressing the regional transport of ground-level ozone across state boundaries to the eastern United States through NO(x) emissions reduction. The rule focuses on such reductions in the eastern United States, requiring 22 states and the District of Columbia to submit revised "state implementation plans" (SIPs) by September 1999 and have NO(x) emission controls in place by May 2003 (the "NO(x) SIP call"). In March 2000, a federal appeals court upheld the NO(x) SIP call rule. In March 2001, the Supreme Court declined to hear an appeal of this ruling.

     In a related action, the EPA in December 1999 granted petitions of four northeastern states seeking to reduce transport of ozone across state boundaries by requiring reductions in NO(x) emissions from sources in 30 states and the District of Columbia. As a result, 392 facilities, including those operated by our project subsidiaries in North Carolina and Virginia, will have to reduce NO(x) emissions or take other steps to meet these NO(x) emission reduction requirements. These facilities must implement controls or use emission allowances to achieve required NO(x) emission reductions by May 2003.

     We are evaluating the NO(x) emission reductions that these EPA initiatives and state regulations will require us to meet. We expect we will need to install additional or new control equipment and continuous emissions monitoring equipment at several of the facilities operated by our project subsidiaries in North Carolina and Virginia. The costs of the additional equipment should not be material to the operations of these facilities. In addition to installing new control equipment, we may need, or decide to purchase NO(x) "allowances".

     The 1990 Amendments expand the enforcement authority of the federal government by increasing the range of civil and criminal penalties for violations of the Clean Air Act, enhancing administrative civil penalties, and adding a citizen suit provision. These enforcement provisions also include enhanced monitoring, recordkeeping and reporting requirements for existing and new facilities. On February 13, 1997, the EPA issued a regulation providing for the use of "any credible evidence or information" in lieu of, or in addition to, the test methods prescribed by regulation to determine the compliance status of permitted sources of air pollution. This rule may effectively make emission limits previously established for many air pollution sources, including the Facilities, more stringent.

     The Kyoto Protocol. In 1998, the Kyoto Protocol regarding greenhouse gas emissions and global warming was signed by the U.S., committing to reductions in greenhouse gas emissions of at least 7% below 1990 levels to be achieved by 2008 -- 2012. The U.S. Senate must ratify the agreement for the protocol to take effect. In March 2001, the EPA announced that the United States would not be implementing the Kyoto Protocol in its present form. Future initiatives on this issue and the effects on Cogentrix are unknown at this time.

     Clean Water Act. Our facilities are subject to a variety of state and federal regulations governing existing and potential water/wastewater and stormwater discharges from the facilities. Generally, federal regulations promulgated through the Clean Water Act govern overall water/wastewater and stormwater discharges through National Pollutant Discharge Elimination System permits. Under current provisions of the Clean Water Act, existing permits must be renewed every five years, at which time permit limits are under extensive review and can be modified to account for more stringent regulations. In addition, the permits have re-opener clauses that can be used to modify a permit at anytime, and the states are required to establish total maximum daily load limits for water bodies that are impaired. Several of the facilities we operate have either recently gone through permit renewal or will be renewed within the next few years. Based upon recent renewals, we do not anticipate significantly more stringent monitoring or treatment requirements for any of the facilities we operate. We believe that the plants we operate are in material compliance with applicable discharge requirements under the Clean Water Act.

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

     Comprehensive Environmental Response, Compensation, and Liability Act. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorized the EPA to take any necessary response action at Superfund sites, including ordering potentially responsible parties ("PRPs") liable for the release to take action or pay for such actions by others. PRPs are broadly defined under CERCLA to include past and present owners and operators of sites, as well as generators of wastes sent to a site. At present, we are not subject to liability for any Superfund matters and take measures to assure that CERCLA will not apply to properties we own or lease. However, we do generate certain wastes in the operation of our plants, including small amounts of hazardous wastes, and send certain wastes to third-party waste disposal sites. As a result, there can be no assurance that we will not incur liability under CERCLA in the future.

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

  Environmental Regulations -- International

     Although the type of environmental laws and regulations applicable to independent power producers and developers varies widely from country to country, many foreign countries have laws and regulations relating to the protection of the environment and land use that are similar to those found in the United States. Laws applicable to the construction and operation of electric generating facilities in foreign countries generally regulate discharges and emissions into water and air and also regulate noise levels.

     Air pollution laws in foreign jurisdictions often limit the emissions of particulates, dust, smoke, carbon monoxide, sulfur dioxide, nitrogen oxide and other pollutants. Water pollution laws in foreign countries generally limit wastewater discharges into municipal sewer systems and require treatment of wastewater that does not meet established standards. New projects and modifications to existing projects are also subject, in many cases, to land use and zoning restrictions imposed in the foreign country. In addition, developers of foreign independent power projects often conduct environmental impact assessments of proposed projects pursuant to existing legislative requirements. Lenders to international development projects may impose their own requirements relating to the protection of the environment.

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

EMPLOYEES

     At December 31, 2000, we employed 541 people, none of whom is covered by a collective bargaining agreement.

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

ITEM 3.  LEGAL PROCEEDINGS

  Claims and Litigation

     One of our indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes -- based on its knowledge of the facts and legal theories applicable to these claims, after consultations with various counsel retained to represent the subsidiary in the defense of such claims, and considering all claims resolved to date -- that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

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

(b) Principal Shareholders -- All of the issued and outstanding shares of common stock of Cogentrix Energy are beneficially owned by the five persons listed in
Item 12 of this report.

(c) Dividends -- For the year ended December 31, 2000, our board of directors declared a dividend on our outstanding common stock of $10.3 million, which was paid in March 2001. Our board of directors declared a dividend on our outstanding common stock of $8.7 million for the fiscal year ended December 31, 1999, which was paid in March 2000. The board of directors has adopted a policy, which is subject to change at any time, of maintaining a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures under which Cogentrix Energy has senior debt outstanding and the corporate credit facility agreement, our ability to pay dividends and make other distributions to our shareholders is restricted.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data as of and for the five years ended December 31, 2000, which should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of and for each of the five years in the period ended December 31, 2000 set forth below has been derived from our audited consolidated financial statements.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Total operating revenues....................  $551,095   $447,563   $408,693   $349,914   $388,845
Operating expenses:
  Operating costs...........................   258,247    195,142    185,567    190,098    232,199
  General, administrative and development...    42,286     39,014     36,490     41,650     31,245
  Depreciation and amortization.............    50,698     43,713     42,535     41,844     37,455
  Loss on impairment and cost of removal of
     cogeneration facilities................        --         --         --         --     65,628
                                              --------   --------   --------   --------   --------
          Total operating expenses..........   351,231    277,869    264,592    273,592    366,527
                                              --------   --------   --------   --------   --------
Operating income............................   199,864    169,694    144,101     76,322     22,318
Other income (expense):
  Interest expense..........................  (105,242)   (94,956)   (74,949)   (53,864)   (56,950)
  Other, net................................   (10,400)    (3,747)    (6,506)     3,579      3,186
                                              --------   --------   --------   --------   --------
Income (loss) before income taxes and
  extraordinary loss........................    84,222     70,991     62,646     26,037    (31,446)
Benefit (provision) for income taxes........   (32,678)   (27,576)   (24,914)    (9,754)    11,273
                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary loss.....    51,544     43,415     37,732     16,283    (20,173)
Extraordinary loss on early extinguishment
  of debt, net..............................        --         --       (743)    (1,502)      (703)
                                              --------   --------   --------   --------   --------
Net income (loss)...........................  $ 51,544   $ 43,415   $ 36,989   $ 14,781   $(20,876)
                                              ========   ========   ========   ========   ========
OTHER FINANCIAL DATA (UNAUDITED)(1):
Parent EBITDA...............................  $113,534   $ 96,982   $ 63,884   $ 38,980   $ 55,413
Parent Fixed Charges........................    36,447     32,548     14,217      8,607      8,472
Parent EBITDA/Parent Fixed Charges..........      3.12x      2.98x      4.49x      4.53x      6.54x

                                                              AS OF DECEMBER 31,
                                          ----------------------------------------------------------
                                             2000         1999         1998        1997       1996
                                          ----------   ----------   ----------   --------   --------
BALANCE SHEET DATA:
Total assets............................  $2,307,224   $1,637,133   $1,499,851   $822,974   $865,941
Project financing debt(2)...............   1,357,810      945,383      877,653    567,705    620,885
Parent debt(3)..........................     455,000      355,000      355,000    100,000    100,000
Total shareholders' equity..............     162,678      121,451       87,863     58,298     50,631

- ---------------

(1) Parent EBITDA represents cash flow to Cogentrix Energy prior to debt service and income taxes of Cogentrix Energy. Parent Fixed Charges include cash payments made by Cogentrix Energy related to outstanding indebtedness of Cogentrix Energy and the cost of funds associated with Cogentrix Energy's guarantees of some of its subsidiaries' indebtedness. Our management believes Parent EBITDA is a useful measure of Cogentrix Energy's ability to service debt. Parent EBITDA should not be construed, however, as an alternative to operating income or to cash flows from operating activities.
(2) Project financing debt with respect to each of our facilities is "substantially non-recourse" to Cogentrix Energy and its other project subsidiaries. For a discussion of the term "non-recourse," see "Business --

Project Agreements, Financing and Operating Arrangements for Our Operating Facilities -- Project Financing" herein.
(3) Parent debt represents obligations of Cogentrix Energy only and does not include non-recourse obligations of our project subsidiaries or letters of credit outstanding on Cogentrix Energy's corporate credit facility.

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

TRENDS AFFECTING OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Termination of Five of our Power Sales Agreements

     The power sales agreements at two of our project subsidiaries terminated in the year ended December 31, 2000. The power sales agreements at three of our other project subsidiaries will terminate in years 2001 through 2002 and the power sales agreements at two of our other project subsidiaries provide for a significant reduction in fixed payments received under such agreements after 2002. Accordingly, revenues recognized by us under these power sales agreements have and will be eliminated or significantly reduced. Our management believes, however, that our remaining project subsidiaries and project affiliates will generate sufficient cash flow to allow them to pay management fees and dividends to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service on our outstanding senior notes and our corporate credit facility, fund a significant portion of our development activities and permit Cogentrix Energy to meet its other obligations.

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

  Acquisitions, Development and Other Changes in our Portfolio of Generating Plants

     Our growth has substantially increased our electric production capability. The acquisition of ownership interests in the Cottage Grove and Whitewater facilities in March 1998, whose power sales agreements are accounted for as "sales-type" capital leases, has resulted in the recognition of lease and service revenues, as well as cost of services under "sales-type" leases. The acquisition of ownership interests in twelve electric generating facilities has significantly impacted the amount of income recognized from unconsolidated power projects. These acquisitions were financed with debt and as a result, have impacted the interest expense reported in our results of operations. Our facilities under construction will not have a significant impact on our results of operations until they begin commercial operations, at which time, we will experience an increase in operating revenues, operating expenses and interest expense.

RESULTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                                2000               1999               1998
                                           ---------------    ---------------    ---------------
Total operating revenues.................  $551,095    100%   $447,563    100%   $408,693    100%
Operating expenses.......................   258,247     47     195,142     44     185,567     45
General, administrative and
  development............................    42,286      8      39,014      9      36,490      9
Depreciation and amortization............    50,698      9      43,713     10      42,535     10
                                           --------           --------           --------
Operating income.........................  $199,864     36%   $169,694     38%   $144,101     35%
                                           ========           ========           ========

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Operating Revenues

     Total operating revenues increased 23.1% to $551.1 million for the year ended December 31, 2000 as compared to $447.6 million for the year ended December 31, 1999 as a result of the following:

     - Electric revenue increased approximately $38.6 million as a result of the initial recognition of electric revenue generated from the Batesville facility, which commenced commercial operation in August 2000 (see Other Significant Events, below), and an increase in megawatt hours sold to the purchasing utilities at most of our electric generating facilities. The increase in electric revenue was partially offset by a decrease in electric revenue at three of our facilities as the result of the termination or sale of their power purchase agreements during 2000.

     - Service revenue increased approximately $19.4 million as a result of an increase in the variable energy rate charged to the purchasing utilities at our Cottage Grove and Whitewater facilities. The increase in the variable energy rate was a direct result of an overall increase in natural gas prices during the year. The increase in service revenue was partially offset by a decrease in megawatt hours sold to the purchasing utility at these facilities.

     - Income from unconsolidated investments in power projects increased approximately $18.5 million primarily as a result of increased megawatt hours sold to the purchasing utility at the Logan and Northampton facilities. The increase was also a result of recognizing a full year's income in 2000 on our 50% interest in the Indiantown facility. To a lesser extent, the increase was a result of a reduction of major overhaul expenses at four project affiliates.

     - Other operating revenues increased approximately $23.6 million primarily as a result of the sale of our power purchase agreement at the Ringgold, Pennsylvania facility on which we recorded a net gain of approximately $13.3 million. In conjunction with this sale, we discontinued operation of the facility. The increase was also attributable to sales of certain assets and rights to projects we had under development for $4.8 million.

  Operating Expenses

     Total operating expenses increased 32.3% to $258.2 million for the year ended December 31, 2000 as compared to $195.1 million for the year ended December 31, 1999 as a result of the following:

     - Fuel expense increased approximately $32.7 million as a result of an increase in megawatt hours sold to the purchasing utilities at most of our project subsidiaries. The increase was partially offset by a decrease in fuel expense at our Ringgold facility as a result of the sale of the power purchase agreement.

     - Operations and maintenance costs increased $12.9 million primarily as a result of the commencement of commercial operations at the Batesville facility in August 2000. To a lesser extent, the increase was also a result of planned maintenance costs incurred at several of our electric generating facilities during 2000.

     - Cost of services increased $17.5 million as a result of an increase in fuel costs at our Cottage Grove and Whitewater facilities. The increase in fuel costs resulted from an overall increase in natural gas prices during the year.

     - Depreciation and amortization increased approximately $7.0 million primarily from the commencement of commercial operations of the Batesville facility.

  General, Administrative and Development Expenses

     General, administrative and development expenses increased 8.5% to $42.3 million for the year ended December 31, 2000 as compared to $39.0 million for the year ended December 31, 1999. This increase is primarily due to an increase in compensation expense related to an increase in the number of corporate employees and an increase in incentive compensation expense related to our increased profitability. The increase in general, administrative and development expenses was partially offset by a decrease in information system consulting costs in 2000 resulting from the implementation of various new core business systems in 1999.

  Interest Expense

     Interest expense increased 10.7% to $105.2 million for the year ended December 31, 2000 as compared to $95.0 million for the year ended December 31, 1999. The increase in interest expense is primarily related to incremental interest expense from the inclusion of long-term debt from the Batesville facility which began commercial operations in August 2000, additional borrowings of approximately $25.2 million at our Richmond facility in June 2000, and the issuance of an additional $100.0 million of our 2008 senior notes in September 2000. The increase in interest expense was offset by a reduction in interest expense at several of our project subsidiaries due to scheduled repayments and retirements of outstanding project financing debt.

  Other Expense, Net

     Other expense, net, increased primarily as a result of a charge to reduce the carrying value of a note receivable to its estimated net realizable value, as a result of uncertainties with respect to collectibility.

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Operating Revenues

     Total operating revenues increased 9.5% to $447.6 million for the year ended December 31, 1999 as compared to $408.7 million for the year ended December 31, 1998 as a result of the following:

     - Lease and service revenue increased $19.4 million as a result of recognizing a full year's income from the power sales agreements for the Cottage Grove and Whitewater facilities, interests we acquired in March 1998.

     - Income from unconsolidated investments in power projects increased $19.0 million as a result of recognizing a full year's income from interests in 12 electric generating facilities we acquired in October 1998. The increase was also impacted by the purchase of an additional 40% interest in the Indiantown facility during 1999.

  Operating Expenses

     Total operating expenses increased 5.1% to $195.1 million for the year ended December 31, 1999 as compared to $185.6 million for the year ended December 31, 1998 as a result of the following:

     - Cost of services increased $9.9 million as a result of recognizing a full year's expenses from the power sales agreements for the Cottage Grove and Whitewater facilities, interests we acquired in March 1998.

     - Fuel expense increased $3.4 million as a result of an overall increase in megawatt hours sold to the purchasing utilities at our project subsidiaries, the amortization of our fuel litigation settlement with a coal supplier and an increase in fuel sold to third parties at the Cottage Grove and Whitewater facilities.

     - The increase in total operating expenses was partially offset by a $4.6 million decrease in operation and maintenance expenses due to routine maintenance expenses incurred at several of our facilities during the year ended December 31, 1998.

  General, Administrative and Development Expenses

     General, administrative and development expenses increased 6.8% to $39.0 million for the year ended December 31, 1999 as compared to $36.5 million for the year ended December 31, 1998. Compensation expense increased as a result of an increase in the number of corporate employees, an increase in incentive compensation expense related to our increased profitability, and expense related to the buyout of an executive's participation in an incentive compensation plan. To a lesser extent, information system consulting costs increased as a result of the implementation of various new core business systems. These increases were partially offset by the capitalization of development costs related to certain project development efforts during the year ended December 31, 1999 and a decrease in travel and other development costs related to international development activity.

  Interest Expense

     Interest expense increased 26.8% to $95.0 million for the year ended December 31, 1999 as compared to $74.9 million for the year ended December 31, 1998. Our average long-term debt increased to $1.2 billion, with a weighted average interest rate of 7.62% for the year ended December 31, 1999 as compared to average long-term debt of $1.0 billion, with a weighted average interest rate of 7.25% for the year ended December 31, 1998. The increases in interest expense and weighted average debt outstanding were related to the inclusion of the project debt of the Cottage Grove and Whitewater facilities acquired in March 1998, the issuance of $255 million of 8.75% senior notes during the fourth quarter of 1998, and borrowings incurred during the year under revolving credit facilities at some project subsidiaries related to acquisitions made during the year. The increase in average long-term debt outstanding was also impacted, to a lesser extent, by an outstanding construction loan of approximately $70 million in December 1999, for the project under construction in Jenks, Oklahoma.

  Minority Interest

     The increase in minority interest in income for the year ended December 31, 1999, as compared to the year ended December 31, 1998, related to the inclusion of a full twelve months of operations for the Cottage Grove and Whitewater facilities in the year ended December 31, 1999, as compared to only nine months in the year ended December 31, 1998, and the settlement of the construction contract on the Whitewater and Cottage Grove facilities.

LIQUIDITY AND CAPITAL RESOURCES

  Consolidated Information

     The primary components of cash flows from operations for the year ended December 31, 2000, were as follows (dollars in millions):

Net income..................................................  $51.5
Depreciation and amortization...............................   44.9
Deferred income taxes.......................................   31.5
Equity in net income of unconsolidated affiliates, net of
  dividends.................................................   (9.0)

     Total cash flows from operations of $154.6, proceeds from borrowings of $643.9 and funds released from escrow of $18.1 were used primarily to (dollars in millions):

Purchase property, plant and equipment and to fund project
  development costs and turbine deposits....................  $532.6
Invest in unconsolidated subsidiaries.......................     1.7
Repay project financing borrowings..........................   131.2
Pay deferred financing costs................................    36.0
Pay dividends...............................................     8.7

     As of December 31, 2000, we had long-term debt (including the current portion thereof) of approximately $1.8 billion. With the exception of the $455.0 million of senior notes outstanding as of December 31, 2000, substantially all such indebtedness is project financing debt, the majority of which is non-recourse to Cogentrix Energy. The project financing debt generally requires the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or the partnership interest in that project subsidiary. Future annual maturities of long-term debt range from $42.4 million to $144.7 million in the five-year period ending December 31, 2005. We believe that our project subsidiaries and project affiliates will generate sufficient cash flow to pay all required debt service on their project financing debt and to allow them to pay management fees, dividends or distributions to Cogentrix Energy periodically in sufficient amounts to allow Cogentrix Energy to pay all required debt service, fund a significant portion of its development activities and meet its other obligations.

     The ability of our project subsidiaries and project affiliates to pay dividends, distributions and management fees periodically to Cogentrix Energy is subject to certain limitations in our respective financing documents. Such limitations generally require that: (1) debt service payments be current, (2) debt service coverage ratios be met, (3) all debt service and other reserve accounts be funded at required levels and (4) there be no default or event of default under the relevant financing documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project affiliate. Management does not believe that such restrictions or limitations will adversely affect Cogentrix Energy's ability to meet its debt obligations.

  Credit Facilities

     We amended our corporate credit facility during 2000, increasing available commitments to $250.0 million and modifying certain covenants. The credit facility has been extended through October 2003 and is unsecured. The corporate credit facility provides direct advances to, or the issuance of letters of credit for, our benefit in an amount up to $250.0 million. Currently, we have utilized approximately $122.2 million of the credit available primarily for letters of credit issued in connection with projects we have under construction in Idaho, Oklahoma and the Dominican Republic (see discussion below). The balance of the commitments under the corporate credit facility is available, subject to any limitations imposed by the covenants contained therein and in the indentures, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

     Two of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. and Cogentrix Mid-America, Inc. ("Mid-America"), formed to hold interests in electric generating facilities acquired in 1999 and 1998, maintain credit agreements with banks to provide for $67.5 million and $25.0 million of revolving credit, respectively. Both credit facilities provide for credit in the form of direct advances, and the Mid-America facility provides for issuances of letters of credit. Including the credit facilities described above, and the revolving credit facility at one of our project subsidiaries, we maintain revolving credit that is non-recourse to Cogentrix Energy, with aggregate commitments of $135.3 million. As of December 31, 2000, we had approximately $33.5 million available under these facilities. The aggregate commitments on these facilities will decrease to $105.4 million by December 31, 2001.

  Facilities Under Construction

     We currently have four "greenfield" electric generating facilities under construction. The construction of each facility is being funded under each project subsidiary's separate financing agreements and equity contribution commitments by Cogentrix and/or our partners. Our equity contribution commitments for the Dominican Republic, Rathdrum and Jenks facilities are supported by letters of credit provided under Cogentrix Energy's corporate credit facility. The equity commitments will be contributed upon the earliest to occur of (1) an event of default under the project subsidiary's financing agreements, (2) the incurrence of construction costs after all project financing has been expended, or (3) the mandatory equity contribution date. Summarized information regarding each of the facilities under construction follows (dollars in millions):

                                           OUACHITA,     DOMINICAN   RATHDRUM,    JENKS,
                                          LOUISIANA(A)   REPUBLIC      IDAHO     OKLAHOMA
                                          ------------   ---------   ---------   --------
OWNERSHIP PERCENTAGE....................     50%           65%         51%         100%
FINANCIAL CLOSE DATE....................   August         April       March      December
                                            2000           2000        2000        1999
PROJECT FUNDING:
  Total Project Financing Commitment....     $460.0      $  232.5     $ 126.0    $  350.0
  Total Project Equity Commitment.......       61.6          76.9        32.7        48.7
                                             ------      --------     -------    --------
                                             $521.6      $  309.4     $ 158.7    $  398.7
                                             ======      ========     =======    ========
COGENTRIX EQUITY COMMITMENT:
  Total Commitment......................     $  5.3      $   50.0     $  16.7    $   48.7
  Contributions through December 31,
     2000...............................         --            --          --          --
                                             ------      --------     -------    --------
  Remaining Commitment..................     $  5.3      $   50.0     $  16.7    $   48.7
                                             ======      ========     =======    ========
  Mandatory Equity Contribution Date....    June         February    December      June
                                            2002           2003        2002        2002

- ---------------

(a) See additional discussion under Other Significant Events

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

  Other Significant Events

     On September 1, 2000, we received approximately $18.0 million related to the utility customer's buy back of our Ringgold, Pennsylvania facility's power purchase agreement. A portion of the proceeds was used to retire the entire amount of the Ringgold facility's outstanding debt. In conjunction with this buy back, we discontinued operation of the facility.

     In September 2000, we issued an additional $100.0 million of our 8.75% unsecured senior notes due 2008. We issued these notes at a discount resulting in an effective interest rate of approximately 8.86%. The proceeds received, net of transaction costs, from the sale of these notes were approximately $97.7 million. A portion of the net proceeds was utilized to prepay in full approximately $37.1 million of project subsidiary debt at our Roxboro and Southport, North Carolina facilities.

     During January 2001, our wholly-owned subsidiary sold a 50% membership interest in our Ouachita Parish, Louisiana facility currently under construction. In exchange, we received $48.3 million in cash and were relieved of our original equity commitment up to approximately $56.3 million that was previously supported by a letter of credit. We will continue to own 50% of this facility and we will operate the facility upon commercial operations.

     During March 2001, we sold our 51.37% interest in the Batesville facility to NRG Energy, Inc. for $64.0 million in cash. In connection with the sale, we also assigned our responsibility for the operation and maintenance of the Batesville facility from us to NRG Energy, Inc.

     We currently have commitments with a turbine supplier to purchase a specified number of turbines with specified delivery dates. We have made approximately $50.0 million in non-refundable deposits related to these commitments. We expect to make additional progress payments of $89.5 million in 2001. The aggregate amount of these deposits will be repaid or funded from proceeds of project financings we anticipate closing during 2001.

     For the fiscal year ended December 31, 2000, our board of directors declared a dividend on our outstanding common stock of $10.3 million. The dividend was paid in March 2001. The board of directors' policy, that is subject to change at any time, provides for a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures for the Company's outstanding senior notes and the corporate credit facility, our ability to pay dividends and make other distributions to our shareholders is restricted.

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

     Most of our facilities currently under construction have tolling arrangements in place to minimize the impact of fluctuating fuel prices. Under these tolling arrangements, each customer is typically obligated to supply and pay for fuel necessary to generate the electrical output expected to be dispatched by the customer.

     Changes in interest rates could have a significant impact on our results of operations because they affect the cost of capital needed to construct projects as well as interest expense of existing project financing debt. As with fuel price escalation risk, we attempt to hedge against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps or caps on a portion of our indebtedness.

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

     The table below contains information on the interest rate sensitivity of our debt portfolio. This table presents principal cash flows and related weighted average interest rates by expected maturity dates for all of our debt obligations as of December 31, 2000. This table does not reflect scheduled future interest rate adjustments. The weighted average interest rates disclosed in the table are calculated based on interest rates as of December 31, 2000. Future interest rates are likely to vary from those disclosed in the table.

                                                           EXPECTED MATURITY DATE
                                  -------------------------------------------------------------------------
                                   2001      2002      2003      2004      2005     THEREAFTER     TOTAL
                                  -------   -------   -------   -------   -------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
LONG-TERM DEBT:
  Fixed Rate....................  $35,064   $90,229   $32,472   $54,934   $19,724    $764,767    $  997,190
    Weighted average interest
      rate......................     7.54%     7.67%     7.47%     7.47%     7.40%       8.24%
  Variable Rate.................  $34,419   $54,480   $17,503   $20,776   $22,626    $646,457       796,261
                                                                                                 ----------
    Weighted average interest
      rate......................     7.68%     7.68%     7.68%     7.68%     7.68%       7.97%
                                                                                                 $1,793,451
                                                                                                 ==========

     The following tables contain information regarding interest rate swap and interest rate cap agreements entered into by some of our project subsidiaries to manage interest rate risk on their variable-rate project financing debt. The notional amounts of debt covered by these agreements as of December 31, 2000, was $125,967,981. These agreements effectively changed the interest rate, including applicable margins, on the portion of debt covered by the notional amounts from a weighted average variable rate of 7.88% to a weighted average effective rate of 7.28% at December 31, 2000.

            FIXED RATE PAY/VARIABLE RATE RECEIVE INTEREST RATE SWAPS

  HEDGED                             FIXED    VARIABLE      FAIR
 NOTIONAL     EFFECTIVE   MATURITY   RATE       RATE       MARKET
  AMOUNT        DATE        DATE      PAY    RECEIVE(1)     VALUE
- -----------   ---------   --------   -----   ----------   ---------
$34,000,000    2/12/98    12/31/02   5.688%     6.680%    $  75,265
 58,639,000    4/28/00     1/31/06   6.078      6.885      (395,637)
  2,328,981    1/15/98     3/07/01   5.585      6.680         6,355
                                                          ---------
                                                          $(314,017)
                                                          =========

                               INTEREST RATE CAPS

  HEDGED                             MAXIMUM     ACTUAL     FAIR
 NOTIONAL     EFFECTIVE   MATURITY   INTEREST   INTEREST   MARKET
  AMOUNT        DATE        DATE       RATE     RATE(1)    VALUE
- -----------   ---------   --------   --------   --------   ------
$31,000,000    7/31/00    7/31/02      9.00%      6.88%     $478
                                                            ====

- ---------------

(1) The "variable rate receive" and "actual interest rate" are based on the interest rates in effect as of December 31, 2000. Interest rates in the future are likely to vary from those disclosed in the tables above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   35
Consolidated Financial Statements:
     Consolidated Balance Sheets at December 31, 2000 and
      1999..................................................   36
     Consolidated Statements of Income For the Years Ended
      December 31, 2000, 1999 and 1998......................   37
     Consolidated Statements of Changes in Shareholders'
      Equity For the Years Ended December 31, 2000, 1999 and
      1998..................................................   38
     Consolidated Statements of Cash Flows For the Years
      Ended December 31, 2000, 1999 and 1998................   39
Notes to Consolidated Financial Statements..................   40
Financial Statement Schedules:
Schedule I -- Condensed Financial Information of the
  Registrant................................................   61

     Schedules other than those listed above have been omitted, since they are not required, are not applicable or are unnecessary due to the presentation of the required information in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO COGENTRIX ENERGY, INC.:

     We have audited the accompanying consolidated balance sheets of Cogentrix Energy, Inc. (a North Carolina corporation) and subsidiary companies as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogentrix Energy, Inc. and subsidiary companies as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
March 9, 2001 (except with respect
to the matter discussed in the second
paragraph of Note 15 as to which
the date is March 30, 2001)

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  131,834   $   80,139
  Restricted cash...........................................      10,269       28,361
  Accounts receivable.......................................      68,460       59,099
  Inventories...............................................      15,050       20,137
  Net assets held for sale..................................      53,747           --
  Other current assets......................................       3,284        1,359
                                                              ----------   ----------
          Total current assets..............................     282,644      189,095
NET INVESTMENT IN LEASES....................................     499,774      500,195
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $301,825 and $262,963, respectively.......     399,832      437,483
LAND AND IMPROVEMENTS.......................................       7,053        5,764
CONSTRUCTION IN PROGRESS....................................     607,334       53,734
DEFERRED FINANCING COSTS, net of accumulated amortization of
  $24,393 and $19,904, respectively.........................      63,823       41,216
INVESTMENTS IN UNCONSOLIDATED AFFILIATES....................     346,794      325,504
PROJECT DEVELOPMENT COSTS...................................       9,205        7,124
OTHER ASSETS................................................      90,765       77,018
                                                              ----------   ----------
                                                              $2,307,224   $1,637,133
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $   69,483   $   90,114
  Accounts payable..........................................      26,458       15,720
  Accrued compensation......................................      10,104        8,415
  Accrued interest payable..................................      10,336       10,363
  Accrued dividends payable.................................      10,309        8,683
  Other accrued liabilities.................................      89,422       16,626
                                                              ----------   ----------
          Total current liabilities.........................     216,112      149,921
LONG-TERM DEBT..............................................   1,726,915    1,192,773
DEFERRED INCOME TAXES.......................................     105,915       72,980
MINORITY INTERESTS..........................................      74,249       70,563
OTHER LONG-TERM LIABILITIES.................................      21,355       29,445
                                                              ----------   ----------
                                                               2,144,546    1,515,682
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
     282,000 shares issued and outstanding..................         130          130
  Accumulated other comprehensive loss......................      (1,152)      (1,144)
  Accumulated earnings......................................     163,700      122,465
                                                              ----------   ----------
                                                                 162,678      121,451
                                                              ----------   ----------
                                                              $2,307,224   $1,637,133
                                                              ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
     (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND EARNINGS PER COMMON SHARE)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
OPERATING REVENUES:
  Electric..................................................  $332,751   $294,185   $293,083
  Steam.....................................................    28,671     25,236     25,043
  Lease.....................................................    44,759     44,697     34,715
  Service...................................................    63,238     43,888     34,470
  Income from unconsolidated investment in power projects,
     net of premium amortization............................    43,987     25,464      6,474
  Other.....................................................    37,689     14,093     14,908
                                                              --------   --------   --------
                                                               551,095    447,563    408,693
                                                              --------   --------   --------
OPERATING EXPENSES:
  Fuel......................................................   114,540     81,835     78,420
  Cost of service...........................................    63,403     45,933     36,039
  Operations and maintenance................................    80,304     67,374     71,108
  General, administrative and development expenses..........    42,286     39,014     36,490
  Depreciation and amortization.............................    50,698     43,713     42,535
                                                              --------   --------   --------
                                                               351,231    277,869    264,592
                                                              --------   --------   --------
OPERATING INCOME............................................   199,864    169,694    144,101
OTHER INCOME (EXPENSE):
  Interest expense..........................................  (105,242)   (94,956)   (74,949)
  Investment income and other, net..........................     2,061     11,213      9,226
  Equity in net loss of affiliates, net.....................        --       (208)    (3,274)
                                                              --------   --------   --------
INCOME BEFORE MINORITY INTERESTS IN INCOME, INCOME TAXES AND
  EXTRAORDINARY LOSS........................................    96,683     85,743     75,104
MINORITY INTERESTS IN INCOME................................   (12,461)   (14,752)   (12,458)
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS...........    84,222     70,991     62,646
PROVISION FOR INCOME TAXES..................................   (32,678)   (27,576)   (24,914)
                                                              --------   --------   --------
INCOME BEFORE EXTRAORDINARY LOSS............................    51,544     43,415     37,732
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAX BENEFIT, AND MINORITY INTEREST.................        --         --       (743)
                                                              --------   --------   --------
NET INCOME..................................................  $ 51,544   $ 43,415   $ 36,989
                                                              ========   ========   ========
EARNINGS PER COMMON SHARE:
  Income before extraordinary loss..........................  $ 182.78   $ 153.95   $ 133.80
  Extraordinary loss........................................        --         --      (2.63)
                                                              --------   --------   --------
  Net Income................................................  $ 182.78   $ 153.95   $ 131.17
                                                              ========   ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................   282,000    282,000    282,000
                                                              ========   ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
         (DOLLARS IN THOUSANDS, EXCEPT FOR DIVIDENDS PER COMMON SHARE)

                                                                                ACCUMULATED
                                                                                   OTHER
                                        COMMON   COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                        STOCK       INCOME        EARNINGS     INCOME (LOSS)     TOTAL
                                        ------   -------------   -----------   -------------   ---------
Balance, December 31, 1997............   $130                     $ 58,142        $    26      $  58,298
Comprehensive income
  Net income..........................     --        36,989         36,989
  Other comprehensive loss, net of
     tax:
     Realized gains included in net
       income.........................                  (26)                          (26)
                                                    -------
       Comprehensive income:..........              $36,963                                       36,963
                                                    =======
Common stock dividends ($26.23 per
  common share).......................     --                       (7,398)            --         (7,398)
                                         ----                     --------        -------      ---------
Balance, December 31, 1998............    130                       87,733             --         87,863
Comprehensive income
  Net income..........................     --        43,415         43,415
  Other comprehensive loss, net of
     tax:
     Unrealized holding losses during
       year...........................               (1,144)                       (1,144)
                                                    -------
       Comprehensive income:..........              $42,271                                       42,271
                                                    =======
Common stock dividends ($30.79 per
  common share).......................     --                       (8,683)                       (8,683)
                                         ----                     --------        -------      ---------
Balance, December 31, 1999............    130                      122,465         (1,144)       121,451
Comprehensive income
  Net income..........................     --        51,544         51,544
  Other comprehensive loss, net of
     tax:
     Unrealized holding losses during
       year...........................                   (8)                           (8)
                                                    -------                       -------
       Comprehensive income:..........              $51,536                                       51,536
                                                    =======
Common stock dividends ($36.56 per
  common share).......................     --                      (10,309)                      (10,309)
                                         ----                     --------        -------      ---------
Balance, December 31, 2000............   $130                     $163,700        $(1,152)     $ 162,678
                                         ====                     ========        =======      =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.............................................  $  51,544   $  43,415   $  36,989
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization........................     44,885      43,713      42,535
       Deferred income taxes................................     31,474      23,933      14,182
       Extraordinary loss on early extinguishment of debt...         --          --       2,172
       Minority interest in income of joint venture, net of
          dividends.........................................      3,665       8,462     (14,494)
       Gain on sale of investment in affiliate..............         --          --      (2,063)
       Equity in net income of unconsolidated affiliates....    (40,001)    (22,998)     (3,431)
       Dividends received from unconsolidated affiliates....     31,037      26,647      13,362
       Minimum lease payments received......................     45,180      43,116      31,500
       Amortization of unearned lease income................    (44,759)    (44,697)    (33,473)
       Decrease (increase) in accounts receivable...........     (9,361)      7,487      (7,278)
       Decrease (increase) in inventories...................      5,087      (1,440)     (1,029)
       Increase (decrease) in accounts payable..............     10,738      (9,791)     (4,212)
       Increase in accrued liabilities......................      3,933       6,087       5,179
       Decrease (increase) in other, net....................     21,217     (15,920)     (5,425)
                                                              ---------   ---------   ---------
     Net cash flows provided by operating activities........    154,639     108,014      74,514
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Property, plant and equipment additions..............     (3,796)     (4,305)     (7,391)
       Construction in progress, project development costs
          and turbines......................................   (528,840)    (60,697)         --
       Investments in unconsolidated affiliates.............     (1,675)    (76,827)   (180,292)
       Net additional investment in net assets held for
          sale..............................................    (54,760)        782         231
       Acquisition of facilities, net of cash acquired......         --          --    (155,324)
       Decrease in marketable securities....................         --          --      42,118
       Decrease in restricted cash..........................     18,092      12,243      22,952
                                                              ---------   ---------   ---------
     Net cash flows used in investing activities............   (570,979)   (128,804)   (277,706)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable and long-term debt.......    643,864     191,340     384,104
       Repayments of notes payable and long-term debt.......   (131,156)   (122,255)   (193,812)
       Increase in deferred financing costs.................    (35,990)     (8,965)     (8,586)
       Common stock dividends paid..........................     (8,683)     (7,398)     (2,140)
                                                              ---------   ---------   ---------
     Net cash flows provided by financing activities........    468,035      52,722     179,566
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     51,695      31,932     (23,626)
CASH AND CASH EQUIVALENTS, beginning of year................     80,139      48,207      71,833
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year......................  $ 131,834   $  80,139   $  48,207
                                                              =========   =========   =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Cogentrix Energy, Inc. and subsidiary companies (collectively, the "Company") are principally engaged in the business of acquiring, developing, owning and operating independent power generating facilities (individually, a "Facility," or collectively, the "Facilities"). As of December 31, 2000, the Company owned or had interests in 25 Facilities in operation in the United States with an aggregate installed capacity of approximately 4,821 megawatts. After taking into account the partial interests in the 17 plants that are not wholly-owned by the Company, which range from 1.6% to 74.2%, the Company's net ownership interest in the total production capability of the 25 Facilities, in operation, is approximately 2,254 megawatts. Subsequent to December 31, 2000, the Company sold three Facilities with an aggregate installed capacity of 907 megawatts and a net ownership interest of total production capability of approximately 500 megawatts (see Note 15). Electricity generated by each Facility is sold to one or two electric utilities or power marketers (the "Electric Customer") and steam produced by primarily all facilities is sold to an industrial company (the "Steam Purchaser"), all under long-term contractual agreements.

     As of December 31, 2000, the Company owned or had interests in four facilities under construction in Oklahoma, Idaho, Louisiana and the Dominican Republic with an expected aggregate production capability of 2,196 megawatts. After taking into account the part interest in two of these facilities, the Company's net ownership interest in the total expected production capability of these facilities under construction is approximately 1,959 megawatts. Subsequent to December 31, 2000, the Company sold a partial interest in one of the four facilities under construction reducing its net ownership interest of the total production capability to 1,551 megawatts (see Note 15).

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

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     Inventories -- Coal inventories consist of the contract purchase price of coal and all transportation costs incurred to deliver the coal to each Facility. Gas inventories represent the cost of natural gas purchased as fuel reserves that are forecasted to be consumed during the next fiscal year. Spare parts inventories consist of major equipment and recurring maintenance supplies required to be maintained in order to facilitate routine maintenance activities and minimize unscheduled maintenance outages. As of December 31, 2000 and 1999, fuel and spare parts inventories are comprised of the following (dollars in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Coal........................................................  $ 5,152    $ 8,469
Natural gas.................................................    1,687      2,875
Fuel oil....................................................      917        655
Spare parts.................................................    7,294      8,138
                                                              -------    -------
                                                              $15,050    $20,137
                                                              =======    =======

     Coal inventories at certain Facilities are recorded at last-in, first-out ("LIFO") cost, with the remaining Facilities' coal inventories recorded at first-in, first-out ("FIFO") cost. The cost of coal inventories recorded on a LIFO basis was approximately $181,000 and $374,000 less than the cost of these inventories on a FIFO basis as of December 31, 2000 and 1999, respectively. Spare parts inventories are recorded at average cost.

     Property, Plant and Equipment -- Property, plant and equipment is recorded at actual cost. Substantially all property, plant and equipment consists of cogeneration facilities which are depreciated on a straight-line basis over their estimated useful lives (ranging from 15 to 30 years). Other property and equipment is depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from 3 to 10 years). Maintenance and repairs are charged to expense as incurred. Emergency and rotatable spare parts inventories are included in plant and are depreciated over the useful life of the related components.

     Construction in Progress -- Construction progress payments, engineering costs, insurance costs, wages, interest and other costs relating to construction in progress are capitalized. Construction in progress balances are transferred to property, plant and equipment when the assets are ready for their intended use. Interest is capitalized on projects during the development and construction period. For the years ended December 31, 2000 and 1999, the Company capitalized $26,632,000 and $1,812,000, respectively, of interest in connection with the development and construction of power plants. There was no interest capitalized in 1998.

     Deferred Financing Costs -- Financing costs, consisting primarily of commitment fees, legal and other direct costs incurred to obtain financing, are deferred and amortized over the expected financing term.

     Investments in Unconsolidated Affiliates -- Investments in affiliates include investments in unconsolidated entities which own or derive revenues from power projects currently in operation and investments in unconsolidated development joint venture entities. The Company's share of income or loss from investments in operating power projects is included in operating revenue in the accompanying consolidated statements of income. The Company's share of income or loss from investments in development joint venture entities and investments previously held in entities which own and operate greenhouses, is included in other income (expense) in the accompanying consolidated statements of income.

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

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     Revenue Recognition -- Revenues from the sale of electricity and steam are recorded based upon output delivered and capacity provided at rates specified under contract terms. Significant portions of the Company's revenues have been derived from certain electric utility customers. Two customers accounted for 43% and 15% of revenues in the year ended December 31, 2000, 47% and 17% of revenues in the year ended December 31, 1999 and 50% and 19% of revenues in the year ended December 31, 1998.

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

     Start-Up Activities -- Start-up activities, including initial activities related to opening a new facility, initiating a new process in an existing facility and activities related to organizing a new entity (commonly referred to as organization costs), are expensed as incurred.

     New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS No. 133, as amended, established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 requires the adoption of SFAS No. 133, as amended, to be effective for fiscal years beginning after June 15, 2000. Cogentrix will adopt SFAS No. 133 on January 1, 2001.

     The Company has identified all financial instruments that meet the definition of a derivative under SFAS No. 133, as amended. The Company has determined that certain interest rate protection agreements qualify for cash flow hedge treatment under SFAS No. 133. The Company identified various other financial instruments and contracts that did not meet the definition of a derivative under SFAS No. 133 or were excluded from the accounting treatment of SFAS No. 133 as a result of qualifying for the normal purchases

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES and sales exception. The Company has determined that the adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

     Reclassifications -- Certain amounts included in the accompanying consolidated financial statements for the fiscal year ended December 31, 1999 and 1998 have been reclassified from their original presentation to conform with the presentation for the year ended December 31, 2000.

3. ACQUISITIONS

     LS Power Acquisition -- In March 1998, the Company acquired from LS Power Corporation an approximate 74% ownership interest in two partnerships (the "LS Power Acquisition") which own and operate electric generating facilities located in Whitewater, Wisconsin (the "Whitewater Facility") and Cottage Grove, Minnesota (the "Cottage Grove Facility"). Each of the Cottage Grove and Whitewater facilities is a 245-megawatt, gas-fired, combined cycle cogeneration facility that sells capacity and energy under power sales contracts that expire in 2027 and 2022, respectively. Each of the power sales contracts has characteristics similar to a lease in that the agreement gives the purchasing utility the right to use specific property, plant and equipment. As such, each of the power sales contracts is accounted for as a "sales-type" capital lease in accordance with SFAS No. 13, "Accounting for Leases" (see Note 8).

     The aggregate purchase price, including acquisition costs, for the LS Power Acquisition was approximately $158.0 million and was funded with a portion of the net proceeds of the Company's 2008 senior notes issued in 1998 (see Note 7) and corporate cash balances. The LS Power Acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired based on their fair market values at the date of consummation. An adjustment in the amount of $22.2 million was recorded to reflect the Company's portion of the excess of the fair value of the Partnerships' fixed rate debt over its historical carrying value. This fair value adjustment, or debt premium, will be amortized to income over the life of the debt acquired using the effective interest method. The historical book values of the remaining assets and liabilities approximated their fair values at the date of consummation. The excess of the purchase price over the fair value of the net assets acquired was approximately $27.7 million. This excess is included in other assets on the accompanying balance sheets as of December 31, 2000 and 1999, and is being amortized on a straight line basis over the lives of the power purchase agreements for the two facilities. The accompanying consolidated statement of income for the year ended December 31, 1998 includes the results of operations of the acquired facilities since the acquisition date.

     Batesville Acquisition -- In August 1998, the Company acquired an approximate 52% interest in an 837-megawatt, gas-fired electric generating facility (the "Batesville Facility") that was under construction in Batesville, Mississippi (the "Batesville Acquisition"). During 2000, the Company made an equity contribution to the project subsidiary of $54.0 million, which represented the original consideration for the Batesville Acquisition. The Batesville Facility commenced commercial operation in August 2000 and sells electricity under two separate power purchase agreements with an investment-grade utility and a power marketer that have initial terms of 13 and 16 years, respectively.

     The Batesville acquisition was originally accounted for under the equity method of accounting, as the Company originally deemed its approximate 52% interest to be temporary. As of December 31, 1999, the Company reassessed its ownership, and determined that it would maintain an approximate 51% interest in the project. As such, the Company consolidated the Batesville Facility in the accompanying consolidated financial statements beginning on December 31, 1999. The accompanying consolidated statements of income for the years ended December 31, 1999 and 1998 recognized earnings from the Batesville facility under the equity method of accounting. Subsequent to December 31, 2000, the Company sold its entire interest in the Batesville facility (see Notes 6 and 15).

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     Bechtel Asset Acquisitions -- In October 1998, the Company acquired from Bechtel Generating Company, Inc. ("BGCI") ownership interests in 12 electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline in the United States (the "BGCI Acquisition"). The aggregate acquisition price, including acquisition costs, was approximately $189.7 million. The Company utilized a portion of the net proceeds from the 1998 issuance of the 2008 senior notes to fund the BGCI Acquisition (see Note 7).

     The BGCI Acquisition resulted in the recognition of a net purchase premium of approximately $66.5 million. The purchase premiums and discounts related to the BGCI Acquisition are being amortized over the remaining lives of the facilities or over the remaining terms of the power purchase agreements. The Company uses the equity method of accounting to account for its ownership interests in nine of these facilities and uses the cost method of accounting for its ownership interests in the other three facilities (see Note 4).

     During 1999, the Company purchased an additional 40% ownership interest in the Indiantown facility, one of the twelve electric generating facilities included in the BGCI Acquisition. The aggregate purchase price was approximately $76.6 million and was acquired in a three-phase transaction. The purchase resulted in a premium of approximately $38.0 million and is being amortized over the remaining term of the power purchase agreement. The Company currently has a 50% interest in the Indiantown facility and the investment is accounted for using the equity method of accounting.

     During 2000, the Company purchased additional 1% interests in the Logan and Northampton facilities, two of the twelve electric generating facilities included in the BGCI Acquisition. The Company paid approximately $1.7 million for these additional interests. The Company will continue to account for its 50% interest in the Logan and Northampton facilities using the equity method.

     The following unaudited pro forma consolidated results for the Company for the years ended December 31, 1999 and 1998 give effect to the LS Power Acquisition and the BGCI Acquisitions as if these transactions had occurred on January 1, 1999 and January 1, 1998, respectively (dollars in thousands, except per share amount).

                                                                 PRO FORMA FOR THE
                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Revenues....................................................   $452,891      $453,566
Net Income..................................................     43,942        37,336
Earnings per Share..........................................     155.82        132.40

4. INVESTMENTS IN UNCONSOLIDATED POWER PROJECTS

 Birchwood Power Partners, L.P.

     The Company owns a 50% interest in Birchwood Power Partners, L.P. ("Birchwood Power"), a partnership which owns a 220-megawatt, coal-fired cogeneration facility (the "Birchwood Facility") which sells electricity to a utility and provides thermal energy to a 36-acre greenhouse under long-term contracts. The Birchwood Facility is operated by a subsidiary of The Southern Company under a long-term operations and maintenance agreement. The Company has 50% representation on Birchwood Power's management committee, which must approve all material transactions of Birchwood Power. The Company is accounting for its investment in Birchwood Power under the equity method. The Company's share of net income of Birchwood Power is recorded net of the amortization of the $36.4 million premium paid to purchase the Company's 50% share interest in Birchwood Power. This premium is being amortized on a straight-line basis over the estimated useful life of the Birchwood Facility. The Company recognized approximately $5,297,000, $3,509,000 and $3,714,000 in income from unconsolidated investments in power projects, net of premium

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES amortization, in the accompanying consolidated statements of income for the years ended December 31, 2000, 1999 and 1998, respectively, related to its investment in Birchwood Power. The following table presents summarized financial information for Birchwood Power for the dates indicated (dollars in thousands):

                                                            DECEMBER 31,
                                                         -------------------
                                                           2000       1999
                                                         --------   --------
BALANCE SHEET DATA:
  Current assets.......................................  $ 50,793   $ 48,805
  Noncurrent assets....................................   324,201    333,318
                                                         --------   --------
          Total assets.................................  $374,994   $382,123
                                                         ========   ========
  Current liabilities..................................  $ 11,823   $  9,882
  Noncurrent liabilities...............................   316,543    323,598
  Partners' capital....................................    46,628     48,643
                                                         --------   --------
                                                         $374,994   $382,123
                                                         ========   ========

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           2000        1999        1998
                                                         ---------   ---------   ---------
INCOME STATEMENT DATA:
  Operating revenues...................................  $ 83,472    $ 75,582    $ 71,908
  Operating income.....................................    40,864      36,399      36,863
  Net income...........................................    13,873       9,740       9,747

 BGCI Assets

     The Company recognized approximately $38,690,000, $21,954,000 and $2,760,000 in income from unconsolidated investments in power projects in the accompanying consolidated statements of income for the years ended December 31, 2000 and 1999 and for the period from October 20, 1998 to December 31, 1998, respectively, related to its investment in the BGCI assets. Approximately $34,704,000, $19,488,000 and $2,760,000 of these respective amounts relates to the nine power projects accounted for under the equity method. The following table presents the Company's ownership interests at December 31, 2000 in the BGCI assets that are accounted for under the equity method:

                                                                                 NET EQUITY
                                                                      PERCENT     INTEREST
                                                           PLANT     OWNERSHIP    IN PLANT
PROJECT                                                  MEGAWATTS   INTEREST    MEGAWATTS
- -------                                                  ---------   ---------   ----------
Indiantown.............................................     380        50.0%       190.0
Logan..................................................     218        50.0        109.0
Northampton............................................     110        50.0         55.0
Cedar Bay..............................................     260        16.0         41.6
Carneys Point..........................................     262        10.0         26.2
Scrubgrass.............................................      85        20.0         17.0
Gilberton..............................................      82        19.6         16.1
Panther Creek..........................................      83        12.2         10.1
Morgantown.............................................      62        15.0          9.3

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     The following table presents summarized combined financial data of the above BGCI projects accounted for under the equity method for the dates indicated (dollars in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
BALANCE SHEET DATA:
  Current assets............................................  $  167,679   $  157,396
  Noncurrent assets.........................................   2,909,379    2,988,277
                                                              ----------   ----------
     Total assets...........................................  $3,077,058   $3,145,673
                                                              ==========   ==========
  Current liabilities.......................................  $  242,770   $  205,667
  Noncurrent liabilities....................................   2,394,207    2,523,826
  Partners' capital.........................................     440,081      416,180
                                                              ----------   ----------
                                                              $3,077,058   $3,145,673
                                                              ==========   ==========

                                                   FOR THE YEAR ENDED
                                                      DECEMBER 31,         FOR THE PERIOD
                                                   -------------------   OCTOBER 20, 1998 TO
                                                     2000       1999      DECEMBER 31, 1998
                                                   --------   --------   -------------------
INCOME STATEMENT DATA:
  Operating revenues.............................  $706,002   $624,010         $96,622
  Operating income...............................   325,303    258,581          51,948
  Net income.....................................    95,568     56,818          15,071

5. INVESTMENTS IN OTHER UNCONSOLIDATED AFFILIATES

     The Company made investments in other joint venture partnerships whose purpose is to develop power projects. The Company utilizes the equity method of accounting for those partnerships in which it holds an ownership interest between 20% and 50%. The Company recognized approximately $208,000 and $307,000 in equity losses for the years ended December 31, 1999 and 1998, respectively, related to its investments in these partnerships. These losses are reflected in equity in net loss of affiliates in the accompanying consolidated statements of income. The Company did not recognize any income related to investments in other joint venture partnerships for the year ended December 31, 2000.

     The Company entered into an agreement to make investments in partnerships which develop, construct and operate greenhouses which produce tomatoes. Through December 1998, the Company owned a 50% interest in four limited partnerships which had a combined 107 acres of production capacity in operation. While the Company owned this interest in the greenhouse partnerships, the Company accounted for its investment in these partnerships under the equity method, and recognized approximately $2,967,000 in equity in net loss of affiliates in the accompanying consolidated statements of income for the year ended December 31, 1998. In December 1998, the Company sold its 50% interest in the partnerships to EcoScience Corporation ("EcoScience"). In return for its 50% interest, the Company received 1,000,000 shares of common stock of EcoScience and a note receivable. As of December 31, 2000, the Company's note receivable from EcoScience totaled approximately $15,487,000. The Company has established an allowance for credit losses related to the entire balance of the EcoScience note receivable.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

6. NET ASSETS HELD FOR SALE

     During 2000, management formalized plans to dispose of its interest in the Batesville facility. The assets and liabilities of this facility are included in net assets held for sale and are summarized as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash and cash equivalents...................................  $   7,083   $     205
Restricted cash.............................................     28,578      53,286
Other current assets........................................      8,627       1,154
Property and equipment, net.................................    335,056     296,509
Deferred financing charges, net.............................      9,849      10,099
Other long-term assets......................................      8,483          --
Current liabilities.........................................    (17,929)    (36,266)
Long-term debt..............................................   (326,000)   (326,000)
                                                              ---------   ---------
          Total net assets (liabilities) held for sale......  $  53,747   $  (1,013)
                                                              =========   =========

     Subsequent to December 31, 2000, the Company sold the Batesville facility (see Note 15) and the net assets held for sale are recorded in current assets in the accompanying consolidated balance sheet at December 31, 2000. These net liabilities held for sale at December 31, 1999 are included in other accrued liabilities in the accompanying consolidated balance sheet.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

7. LONG-TERM DEBT

     The following long-term debt was outstanding as of December 31, 2000 and 1999, respectively (dollars in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
PROJECT FINANCING DEBT:
  HOPEWELL FACILITY:
     Note payable to banks..................................  $   34,000   $   51,000
  PORTSMOUTH FACILITY:
     Revolving credit facility with banks...................      20,889       41,649
  ROCKY MOUNT FACILITY:
     Note payable to financial institution..................     116,291      120,182
  RICHMOND FACILITY:
     Notes payable and tax-exempt bonds.....................     181,193      171,848
  COTTAGE GROVE AND WHITEWATER FACILITIES:
     Bonds payable, due 2010 and 2016, including unamortized
       fair market value adjustment related to purchase of
       facilities of $19,359 and $20,386....................     349,037      352,386
  JENKS FACILITY:
     Note payable to banks..................................     226,389       70,531
  RATHDRUM FACILITY:
     Notes payable to banks and financial institutions......      91,585           --
  DOMINICAN REPUBLIC FACILITY:
     Notes payable to banks and financial institutions......     116,621           --
  OUACHITA FACILITY:
     Notes payable to banks.................................     154,618           --
  RINGGOLD FACILITY:
     Note payable to banks..................................          --       10,995
  ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES:
     Notes payable to banks.................................          --        6,824
  ROXBORO AND SOUTHPORT FACILITIES:
     Note payable to banks..................................          --       52,608
  CEA CREDIT FACILITY.......................................      66,400       66,400
  OTHER.....................................................         787          960
                                                              ----------   ----------
          Total project financing debt......................   1,357,810      945,383
SENIOR NOTES (including net unamortized gain (loss) on hedge transactions of $(16,458) and $(18,246), respectively and
  net bond issuance premium of $46 and $750,
  respectively).............................................     438,588      337,504
                                                              ----------   ----------
Total long-term debt........................................   1,796,398    1,282,887
Less: Current portion.......................................     (69,483)     (90,114)
                                                              ----------   ----------
Long-term portion...........................................  $1,726,915   $1,192,773
                                                              ==========   ==========

     Information related to each of these borrowings is as follows:

HOPEWELL FACILITY:

     The Hopewell Facility's project debt agreement was amended in February 1998 resulting in an extension of the final maturity of the note payable by six months to December 31, 2002. The amended terms of the loan

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES agreement increased outstanding borrowings by $34.6 million, the proceeds of which (net of transaction costs) were paid as a distribution to the partners in that project. The amended note payable accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of 1.00% (7.68% at December 31, 2000). The amended note payable also provides for a $5.0 million letter of credit to secure the project's obligation to pay debt service. Cogentrix Energy, Inc. ("Cogentrix Energy") has indemnified the lenders of the note payable for any cash deficits the Hopewell Facility could experience as a result of incurring certain costs, subject to a cap of $10.6 million.

     An extraordinary loss of $2,432,000 was recorded in the first quarter of 1998 related to the write-off of unamortized deferred financing costs from the original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt. The Company's share of this extraordinary loss of approximately $743,000, net of a tax benefit of approximately $473,000 and minority interest of $1,216,000, is shown in the accompanying consolidated statements of income.

PORTSMOUTH FACILITY:

     The Portsmouth Facility's project debt consists of a credit facility with a bank with available borrowings up to $42,840,000. As of December 31, 2000, the balance outstanding under the credit facility was approximately $20,889,000. The banks' outstanding credit commitment under the loan agreement is reduced quarterly through December 2002. Interest on the revolving credit facility accrues at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of 1.0% (7.68% at December 31, 2000) and is payable the earlier of the applicable LIBOR term or quarterly. The loan agreement also provides for a $6.0 million letter of credit to secure the project's obligations to pay debt service. Cogentrix Energy has indemnified the lenders of the senior credit facility for any cash deficits the Portsmouth Facility could experience as a result of incurring certain costs, subject to a cap of $30.0 million. As of December 31, 1999, the credit facility also included a term loan. The entire balance of the term loan was repaid during 2000.

ROCKY MOUNT FACILITY:

     The note payable to financial institution consists of a $116,291,000 senior loan which accrues interest at a fixed annual rate of 7.58%. Payment of principal and interest is due quarterly through December 2013.

RICHMOND FACILITY:

     The Richmond Facility's project debt includes $133,193,000 of notes payable and $48,000,000 tax-exempt industrial development bonds (the "Bonds"). The notes payable and Bonds are part of a credit facility with a syndicate of banks that was amended during June 2000. The amended terms of the credit facility increased outstanding borrowings by $25,181,000 and extended the final maturity of the notes payable by five months to December 31, 2007. Interest on the notes payable accrues at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 1.13% through June 2003, 1.25% through June 2007, and 1.38% thereafter. Principal payments on the notes payable are due quarterly with interest payable the earlier of maturity of the applicable LIBOR term or quarterly through December 2007.

     The Bonds have been issued to support the purchase of certain pollution control and solid waste disposal equipment for the Facility. Principal and interest payments on the Bonds are supported by an irrevocable, direct-pay letter of credit provided under the Loan Agreement. The amended credit facility extended the irrevocable, direct-pay letter of credit through March 2010. The annual interest rate is the yield on the Bonds plus a 1.25% to 1.50% per annum fee (7.76% at December 31, 2000).

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

COTTAGE GROVE AND WHITEWATER FACILITIES:

     The project debt, excluding the fair market value adjustment, of the Cottage Grove and Whitewater Facilities consist of the following senior secured bonds as of December 31, 2000 (dollars in thousands):

7.19% Senior Secured Bonds due June 30, 2010................  $103,229
8.08% Senior Secured Bonds due December 30, 2016............   226,449
                                                              --------
                                                              $329,678
                                                              ========

     Interest and principal is payable on these bonds semi-annually on June 30 and December 30 of each year. Principal payments commenced on June 30, 2000 for the 2010 Bonds and will commence on December 30, 2010 for the 2016 Bonds.

     In December 1998, Cogentrix Mid-America, Inc., a wholly-owned subsidiary, which holds the Company's interest in the Cottage Grove and Whitewater Facilities, entered into a credit agreement with a bank to provide for a $25.0 million revolving credit facility available in a form of the issuance of letters of credit to support the debt reserve requirements for the 2010 and 2016 Bonds which vary from $12.9 million to $28.1 million over the term of the bonds. The credit agreement also provides for direct advances up to the amount of any excess of the $25.0 million commitment over the then debt service reserve requirement. As of December 31, 2000, letters of credit totaling $14.5 million were issued and outstanding under the credit agreement.

JENKS FACILITY:

     The loan agreement for the Jenks facility consists of a note payable with available borrowings up to $350.0 million. Proceeds of the borrowings ($226,389,000 as of December 31, 2000) are being used to construct an 800-megawatt, combined cycle, natural gas-fired generating facility. Construction on the facility began in December 1999. The loan will convert to a term loan, due December 2006, upon commencement of commercial operations. The loan agreement provides for interest to accrue at an annual rate equal to the applicable LIBOR rate, as chosen by the Company plus 1.25% to 1.50% per annum (7.90% at December 31, 2000). The loan facility also provides for an $8.0 million letter of credit to secure the project's obligation to pay debt service and a $28.5 million letter of credit to secure the facility's obligations under its conversion services agreement. This equity commitment is supported by a letter of credit, which is provided under Cogentrix Energy's corporate credit facility.

     In accordance with the terms of the project financing agreements, the Company is committed to provide an equity contribution to the project subsidiary of approximately $48.7 million upon the earliest to occur of (a) an event of default under the project subsidiary's loan agreement, (b) the incurrence of construction costs after the loan has been expended or (c) June 24, 2002.

RATHDRUM FACILITY:

     The loan agreement for the Rathdrum facility consists of a credit agreement with a bank, as agent for a group of lending banks, and a financial institution, which provides up to $126.0 million in borrowings and a $5.0 million debt service reserve letter of credit. Proceeds from the borrowings ($91,585,000 as of December 31, 2000) are being used to construct an approximate 270-megawatt, combined-cycle, natural gas-fired generating facility located in Rathdrum, Idaho (the "Rathdrum Facility"). Construction on the facility began in March 2000. The credit agreement provides borrowings up to $49.0 million from the financial institution and $77.0 million from the banks. The financial institution loans accrue interest at 8.56% per annum and have a term equal to the construction period plus 25 years and the bank loans accrue interest at the applicable LIBOR rate plus an applicable margin ranging from 1.25% to 2.25% (7.89% at December 31, 2000) and will have a term equal to the construction period plus periods up to 18 years.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     In accordance with the terms of the project financing agreements, the Company has committed to provide an equity contribution to the project subsidiary of approximately $16.7 million upon the earliest to occur of (a) an event of default under the project subsidiary's loan agreement, (b) the incurrence of construction costs after the loans have been expended, or (c) October 1, 2002. This equity contribution commitment is supported by a letter of credit, which is provided under Cogentrix Energy's corporate credit facility.

DOMINICAN REPUBLIC FACILITY:

     The loan agreement for the Dominican Republic facility consists of a credit facility with a group of lending banks and financial institutions which provide borrowings up to $232.5 million. Proceeds from the borrowings ($116,621,000 as of December 31, 2000) are being used to construct an approximate 300-megawatt, combined cycle oil-fired, electric generating facility located in the province of San Pedro de Macoris, Dominican Republic. Construction on the facility began in April 2000. The loans will be provided under the following facilities: a $72.0 million bank loan, accruing interest per annum at the applicable LIBOR rate plus an applicable margin ranging from 1.75% to 2.75% during the 12-year loan life, $83.3 million of fixed rate loans, guaranteed by certain export credit agencies, accruing interest per annum at fixed rates ranging from 7.71% to 7.78% during the 14-year loan lives, a $12.2 million unguaranteed loan accruing interest per annum at either a fixed rate or LIBOR rate plus an applicable margin, as chosen by the Company, during the 8-year life and a $65.0 million institutional loan accruing interest at the 10-year U.S. Treasury rate plus 4% during the 17-year loan life.

     The Company has committed to provide an equity contribution to the project subsidiary of approximately $50.3 million upon the earliest to occur of (a) an event of default under the project subsidiary's loan agreement, (b) the incurrence of construction costs after the loans have been expended or (c) February 2003. This equity contribution is supported by a letter of credit, which is provided under Cogentrix Energy's corporate credit facility.

OUACHITA FACILITY:

     The construction loan agreement for the Ouachita facility consists of a credit agreement with a bank, as agent for several banks and other financial institutions, which provides up to $460.0 million in borrowings, a credit support letter of credit in the maximum amount of $30.0 million, and a $10.0 million debt service reserve letter of credit. The proceeds of the borrowing ($154,618,000 as of December 31, 2000) are being used to construct an approximate 816-megawatt, combined-cycle, natural gas-fired electric generating facility located near the city of Sterlington, Louisiana (the "Ouachita Facility"). Construction on the facility began in August 2000. The borrowings under the credit agreement accrue interest per annum at an annual rate equal to the applicable LIBOR rate plus 1.25% during the construction period. The construction loans convert to term loans on the earliest to occur of (a) the commencement of commercial operations, or (b) June 1, 2002. The term loans accrue interest per annum at an annual rate equal to the applicable LIBOR rate plus 1.30% to 1.63%. The term loans mature 5 years after the commencement of commercial operations.

     The Company had committed to provide an equity contribution to the project subsidiary of approximately $61.6 million which was supported by a letter of credit provided under Cogentrix Energy's corporate credit facility. Subsequent to December 31, 2000, the Company sold a 50% interest in the Ouachita Facility for approximately $48.3 million and was relieved of its commitment to provide all but $5.3 million of the original equity commitment (see Note 15).

RINGGOLD FACILITY:

     The Company retired the entire amount of the Ringgold facility's outstanding debt with a portion of the proceeds received from the sale of the Ringgold facility's power purchase agreement during September 2000.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

The sale was the result of a request for proposals from the utility to buy-back or restructure power sales agreements issued to all major operating independent power producers in Pennsylvania Electric Company's territory in April 1997. The Ringgold facility received approximately $18.0 million as consideration for this sale and recorded other operating income of approximately $13.3 million, net of transaction costs, related to this termination.

ROXBORO AND SOUTHPORT FACILITIES:

     The project debt agreement for the Roxboro and Southport facilities was repaid in full with a portion of the proceeds from the Company's issuance of 2008 Senior Notes during September 2000 (see below).

CEA CREDIT FACILITY:

     In September 1999, one of the Company's wholly-owned subsidiaries, Cogentrix Eastern America, Inc., formed to hold the Company's ownership interest for the BGCI Acquisitions, entered into a $75.0 million, three-year credit facility. The commitment under this facility was reduced to $67.5 million in September 2000 and will reduce to $60.0 million in September 2001. As of December 31, 2000, advances totaling $66.4 million were outstanding under this facility. The credit facility accrues interest at an annual rate equal to the applicable LIBOR plus 1.50%.

INTEREST RATE PROTECTION AGREEMENTS:

     The Company has entered into interest rate cap and interest rate swap agreements (see Note 13) to manage its interest rate risk on its variable-rate project financing debt. The notional amounts of debt covered by these agreements as of December 31, 2000 and 1999 were approximately $125,968,000 and $263,279,000, respectively. The agreements effectively change the interest rate on the portion of debt covered by the notional amounts from a weighted average variable rate of 7.88% at December 31, 2000 to a weighted average effective rate of 7.28%. These agreements expire at various dates through July 2006.

SENIOR NOTES:

     On March 15, 1994, Cogentrix Energy, Inc. issued $100 million of registered, unsecured senior notes due 2004 (the "2004 Notes") in a public debt offering. The 2004 Notes were priced at par to yield 8.10%. In February 1994, Cogentrix Energy, Inc. entered into a forward sale of ten-year U.S. Treasury Notes in order to protect against a possible increase in the general level of interest rates prior to the completion of the 2004 Notes offering. This hedge transaction resulted in the recognition of a gain which has been deferred and included as part of the 2004 Notes on the accompanying consolidated balance sheets. This deferred gain will be recognized over the term of the 2004 Notes, reducing the effective rate of interest on the 2004 Notes to 7.50%. The 2004 Notes require annual sinking fund payments beginning in March 2001. The impact of the sinking fund requirements has been reflected in the schedule of future maturities of long-term debt contained herein.

     On October 20, 1998, Cogentrix Energy, Inc. issued $220 million of registered, unsecured 8.75% senior notes due 2008 (the "2008 Notes"). These notes were issued at a discount resulting in an effective interest rate of approximately 8.82%. On November 25, 1998, the Company issued an additional $35 million of the 2008 Notes at a premium. In March 1998, in anticipation of the offering of the 2008 Notes, the Company entered into an interest rate hedge agreement to protect against a possible increase in the general level of interest rates. The settlement costs of approximately $22.1 million related to this hedge agreement were deferred and are recognized over the term of the 2008 Notes, resulting in an overall effective interest rate of approximately 9.59%.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     In September 2000, Cogentrix Energy issued an additional $100.0 million of its 2008 Notes. These notes were issued at a discount resulting in an effective rate of approximately 8.86%.

CORPORATE CREDIT FACILITY:

     The Company executed the third amended and restated credit agreement with Australia and New Zealand Banking Group Limited, as agent for a group of lending banks, during September 2000 (the "Corporate Credit Facility"). The Corporate Credit Facility provides up to $250.0 million of revolving credit through October 2003 in the form of direct advances or the issuance of letters of credit. Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating on Cogentrix Energy's 2004 and 2008 Notes. Commitment fees related to the Corporate Credit Facility are currently 37.5 basis points per annum, when greater than 50% of the available commitments are utilized and 50 basis points per annum when less than 50% of the available commitments are utilized, payable each quarter on the outstanding unused portion of the Corporate Credit Facility. As of December 31, 2000, the Company has used this credit facility to issue approximately $183.8 million of letters of credit in connection with investments made in electric-generating plants, and four plants under construction (see Note
15).

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

     The ability of the Company's subsidiaries to pay dividends and management fees periodically to the Company (as parent) is subject to certain limitations in their respective financing documents. Such limitations generally require that: (i) debt service payments be current, (ii) debt service coverage ratios be met, (iii) all debt service and other reserve accounts be funded at required levels, and (iv) there be no default or event of default under the relevant credit documents. Dividends, when permitted, are declared and paid immediately to the Company at the end of such period.

     The Company's ability to pay dividends to its shareholders is restricted by certain covenants of the Indentures for the 2004 and 2008 Senior Notes and the Corporate Credit Facility agreement. These covenants did not restrict the Company's ability to declare dividends of $10.3 million and $8.7 million to the Company's shareholders for the years ended December 31, 2000 and 1999, respectively.

     Future maturities of long-term debt at December 31, 2000, excluding the net unamortized premium on senior notes, the unamortized balance of the deferred gains and losses on hedge transactions and the unamortized fair market value adjustments are as follows (dollars in thousands):

YEAR ENDED
DECEMBER 31,
- ------------
2001.....................................................  $   69,483
2002.....................................................     144,709
2003.....................................................      49,975
2004.....................................................      75,710
2005.....................................................      42,350
Thereafter...............................................   1,411,224
                                                           ----------
                                                           $1,793,451
                                                           ==========

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     Cash paid for interest on the Company's long-term debt amounted to $113,608,000, $92,228,000 and $76,358,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

8. SALES TYPE CAPITAL LEASE

     The power purchase agreements acquired by the Company as a result of the LS Power Acquisition have characteristics similar to leases in that the agreements confer to the purchasing utility the right to use specific property, plant and equipment. At the commercial operations date, the partnerships accounted for the power purchase agreements as "sales-type" capital leases in accordance with SFAS No. 13, "Accounting for Leases".

     The components of the net investment in the leases are as follows (dollars in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Gross Investment in Leases..................................  $1,052,607   $1,097,787
Unearned Income on Leases...................................    (552,833)    (597,592)
                                                              ----------   ----------
Net Investment in Leases....................................  $  499,774   $  500,195
                                                              ==========   ==========

     Gross investment in leases represents total capacity payments receivable over the terms of the power purchase agreements, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

     Estimated minimum lease payments over the remaining term of the power purchase agreements as of December 31, 2000 are as follows (dollars in thousands):

2001.....................................................  $   45,187
2002.....................................................      47,253
2003.....................................................      49,052
2004.....................................................      50,957
2005.....................................................      51,326
Thereafter...............................................     808,832
                                                           ----------
                                                           $1,052,607
                                                           ==========

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

9. INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998, consists of the following (dollars in thousands):

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000        1999        1998
                                                        --------    --------    --------
Current:
  Federal.............................................  $(1,673)    $   980     $ 6,561
  State...............................................    2,877       2,663       3,698
                                                        -------     -------     -------
                                                          1,204       3,643      10,259
                                                        -------     -------     -------
Deferred:
  Federal.............................................   31,830      22,402      13,565
  State...............................................     (356)      1,531         617
                                                        -------     -------     -------
                                                         31,474      23,933      14,182
                                                        -------     -------     -------
                                                        $32,678     $27,576     $24,441
                                                        =======     =======     =======
Statements of Income Captions
  Tax effect of extraordinary loss....................  $    --     $    --     $  (473)
  Provision for income taxes..........................   32,678      27,576      24,914
                                                        -------     -------     -------
                                                        $32,678     $27,576     $24,441
                                                        =======     =======     =======

     Reconciliations between the federal statutory income tax rate and the Company's effective income tax rate are as follows:

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              2000     1999     1998
                                                              ----     ----     ----
Federal statutory tax rate..................................  35.0%    35.0%    35.0%
State income taxes, net of loss carryforwards and federal
  tax impact................................................   4.4      4.7      3.4
Other.......................................................  (0.6)    (0.9)     1.4
                                                              ----     ----     ----
Effective tax rate..........................................  38.8%    38.8%    39.8%
                                                              ====     ====     ====

     The net current and noncurrent components of deferred income taxes reflected in the accompanying consolidated balance sheets as of December 31, 2000 and 1999 are as follows (dollars in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Net current deferred tax liability (asset)..................  $ (1,241)   $   227
Net noncurrent deferred tax liability.......................   105,915     72,980
                                                              --------    -------
Net deferred tax liability..................................  $104,674    $73,207
                                                              ========    =======

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of December 31, 2000 and 1999 are as follows (dollars in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred tax liabilities:
  Depreciation/amortization and book/tax basis
     differences............................................  $ 72,784   $ 56,436
  Book/tax timing differences on joint venture interest.....    81,293     74,968
  Other.....................................................    44,282     21,663
                                                              --------   --------
                                                               198,359    153,067
                                                              --------   --------
Deferred tax assets:
  Depreciation/amortization and book/tax basis
     differences............................................    24,375     14,687
  Operating loss carryforwards..............................    27,337     20,202
  Accrued expenses not currently deductible.................     6,885      7,220
  Alternative minimum tax credit carryforwards..............    30,111     24,002
  Other.....................................................     4,977     13,749
                                                              --------   --------
                                                                93,685     79,860
                                                              --------   --------
  Net deferred tax liability................................  $104,674   $ 73,207
                                                              ========   ========

     As of December 31, 2000, the Company has a net federal operating loss carryforward available to offset future federal taxable income of approximately $30,194,000 which expires in 2020. The Company also has state net operating loss carryforwards available to offset future state taxable income of approximately $209,407,000 which expire from 2007 to 2020. In addition, the Company has alternative minimum tax credit carryforwards of approximately $30,111,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

     Cash paid for income taxes amounted to approximately $4,561,000, $2,142,000 and $11,367,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

10. LEASE COMMITMENTS

     The Company leases an office building and land from Equipment Leasing Partners ("ELP"), a partnership formed by several of the Company's shareholders, with remaining initial lease terms of 3 years and 47 years, respectively. The Company also leases certain equipment from ELP used to transport and handle coal and ash at certain Facilities. Future minimum lease payments under the agreements with ELP and agreements with other equipment providers at December 31, 2000 are as follows (dollars in thousands):

                                                        OTHER
YEAR ENDED                                            EQUIPMENT
DECEMBER 31,                                  ELP     PROVIDERS   TOTAL
- ------------                                 ------   ---------   ------
2001.......................................  $1,551      100      $1,651
2002.......................................   1,545       --       1,545
2003.......................................   1,315       --       1,315
2004.......................................   1,257       --       1,257
2005.......................................   1,215       --       1,215
Thereafter.................................   4,958       --       4,958

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

11. COMMITMENTS AND CONTINGENCIES

     Long-Term Contracts -- The Company has several long-term contractual commitments that comprise a significant portion of its financial obligations. These contractual commitments with original terms varying in length from 10 to 35 years are the basis for a major portion of the revenue and operating expenses recognized by the Company and provide for specific services to be provided at fixed or indexed prices. The major long-term contractual commitments are as follows:

          (i) The Project Subsidiary is required to sell electricity generated by each Facility to the Electric Customers and the Electric Customers are required to purchase this electricity or make capacity payments at pre-established or annually escalating prices.

          (ii) The Project Subsidiary is required to sell and the Steam Purchaser is required to purchase a minimum amount of process steam from each Facility for each contract year. The Steam Purchaser is generally required to purchase its entire steam requirements from the Company. The purchase price of steam under these contracts escalates annually or is fixed and determinable during the term of the contracts.

          (iii) The Company is obligated to purchase and fuel suppliers are required to supply all of the fuel requirements of each Facility, except for those facilities where the Electric Customer is responsible for providing fuel. Fuel requirements include the quality and estimated quantity of fuel required to operate the applicable Facility. The price of fuel escalates annually for the term of each contract. In addition, the Company has transportation contracts with various entities to deliver the fuel to the applicable Facility. These contracts also provide for annual escalations throughout the term of the contracts.

     Effective September 1996, the Company amended the power sales agreements on its Kenansville, Roxboro and Southport Facilities. These amendments provide the purchasing utility additional rights related to the dispatch of the Facilities and eliminated the purchase options which the utility held related to the Roxboro and Southport Facilities.

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

     Under the terms of certain contracts with certain Electric Customers, the Company is obligated to pay up to $37,350,000 in aggregate liquidated damages to the respective electricity purchasers if the respective facility does not demonstrate certain operating and reliability standards. Banks have issued letters of credit, non-recourse to Cogentrix Energy, in favor of the Electric Customer which secure the Company's obligations to the Electric Customer under this provision of the contracts.

     Under certain power sales agreements, the Electric Customer is permitted to reduce future payments or recover certain payments previously made upon the occurrence of certain events, which include a state utility commission prohibiting the Electric Customer from recovering such payments made under such power sales agreement. However, in most cases, the Electric Customer is prohibited from reducing or recovering such payments prior to the maturity date of the original project financing debt.

     Management Incentive Compensation Plans -- The Company has entered into various incentive compensation plans with certain employees which provide for compensation to the employees (during the period of employment) equal to a percentage, as determined by the board of directors, of the Company's income before income taxes. The Company incurred expense under these plans of approximately $9,954,000, $8,236,000 and $5,758,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     Employee Benefit Plans -- The Company sponsors a defined contribution 401(k) savings plan for its full-time employees. The Company matches employees' contributions to the plan up to specified limitations. Company contributions to the plan were approximately $2,103,000, $1,664,000 and $1,435,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company has a non-qualified Supplemental Retirement Plan agreement with certain directors and officers. Under the plan, the participants are able to elect to have up to 35% of their compensation deferred. In addition, the Company will credit the participant's deferral account, up to specified limitations, in proportion to the participant deferral. The participants' account balances are distributable upon termination of employment or death. The Company purchases insurance on the participants' lives (cash surrender value of approximately $9,354,000 and $10,350,000 at December 31, 2000 and 1999, respectively), which is used to fully fund the liability under the plan on an annual basis. The Company is owner and beneficiary of the policies.

     Guarantees -- In connection with its non-recourse project financings and certain other subsidiary contracts, the Company and its subsidiary, Cogentrix, Inc. have expressly undertaken certain limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments include guarantees by Cogentrix, Inc. of a certain subsidiary's obligation capped at $1.5 million and certain subsidiaries' performance under their contracts with one Electric Customer. In addition, Cogentrix Energy has indemnified the project lenders of certain subsidiaries for any cash deficits such subsidiaries could experience as a result of incurring certain costs, subject to an aggregate cap of $40.6 million.

     Cogentrix Delaware Holdings, Inc., a wholly-owned subsidiary of Cogentrix Energy, has guaranteed all of the existing and future senior, unsecured outstanding indebtedness for borrowed money of Cogentrix Energy, Inc. This guarantee, provided for in the credit agreement for the Corporate Credit Facility, expires by its terms in 2003, unless the term of the credit agreement is extended. The agreement under which the guarantee was given provides that the terms or provisions of the guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Cogentrix Delaware Holdings, Inc. and the agent bank for the lenders under the credit agreement.

     Rathdrum Construction Company ("RCC") has entered into a $108,000,000 turnkey engineering, procurement and construction agreement to construct the Rathdrum Facility. Cogentrix Energy, Inc. has guaranteed 100% of RCC's obligations under this contract.

     Turbine Deposits -- The Company has entered into commitments with a turbine supplier to purchase a specified number of turbines with specified delivery dates. The Company has made approximately $50.0 million in non-refundable deposits related to these commitments through December 31, 2000. The Company expects to make additional deposits of approximately $89.5 million during 2001, which would be repaid or funded from proceeds of financing the Company anticipates closing.

     Claims and Litigation -- One of the Company's indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, management believes -- based on its knowledge of the facts and legal theories applicable to these claims, after consultations with various counsel retained to represent the subsidiary in the defense of such claims, and considering all claims resolved to date -- that the ultimate resolution of these claims should not have a material adverse effect on its consolidated financial position or results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     In addition to the litigation described above, the Company experiences other routine litigation in the normal course of business. The Company's management is of the opinion that none of this routine litigation will have a material adverse impact on its consolidated financial position or results of operations.

12. FUNDS HELD BY TRUSTEES

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

     Funds held by the Trustees were approximately $85,654,000 and $118,494,000 at December 31, 2000 and 1999, respectively. Debt service account balances are reflected as restricted cash, whereas all other accounts are classified as cash and cash equivalents in the accompanying consolidated balance sheets.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

     The Company invests its temporary cash balances in U.S. government obligations, corporate obligations and financial instruments of highly-rated financial institutions. A substantial portion of the Company's accounts receivable is from two major regulated electric utilities and the associated credit risks are limited.

     The carrying values reflected in the accompanying consolidated balance sheets at December 31, 2000 and 1999, approximate the fair values for cash and cash equivalents and variable-rate long-term debt. Investments in certificates of deposit and restricted investments are included in restricted cash and are reported at fair market value, which approximates cost, at December 31, 2000 and 1999. The fair value of the Company's fixed-rate borrowings at December 31, 2000 and 1999 is $32,289,000 higher and $30,480,000 lower than the historical carrying value of $997,190,000 and $807,181,000, respectively. In making such calculations, the Company utilized credit reviews, quoted market prices and discounted cash flow analyses, as appropriate.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to the Company's interest rate protection agreements (see Note 7). The Company does not obtain collateral or other security to support such agreements but continually monitors its positions with, and the credit quality of, the counterparties to such agreements. As of December 31, 2000 and 1999, the net unrealized gain (loss) on the interest rate protection agreements was approximately $(551,000) and $2,325,000, respectively.

14. RELATED PARTY TRANSACTIONS

     In March 2000, Cogentrix Energy established a revolving credit facility whereby each of its five shareholders may borrow from time to time up to $1,000,000 from Cogentrix Energy on a revolving basis. Shareholder borrowings will accrue interest at the prime rate of a major United States bank plus 1.0%, payable annually. Principal payments on any borrowings made under the facility are due in three equal annual installments on each annual shareholder dividend payment date following the borrowing. Upon the sale of any of a shareholder's shares (except a permitted transfer), the principal balance outstanding will become due and payable immediately. As of December 31, 2000, there was $200,000 outstanding under this shareholder revolving credit facility. At December 31, 1999, prior to the establishment of the revolving credit facility, the Company had a $1,000,000 note receivable due from a shareholder which accrued interest at 7.75% per annum.

     The Company leases certain equipment, its principal executive office building and land from an affiliated entity. Payments by the Company under these lease agreements were approximately $1,633,000, $1,887,000 and $1,694,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

                COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

     A shareholder, director and former executive officer was a participant in management incentive compensation plans (see Note 11) while employed as an executive officer of the Company and continues to receive incentive compensation annually pursuant to such plans equal to a percentage of net cash flow, as defined, of certain subsidiaries. Total compensation to the shareholder under the consulting agreement and incentive compensation plans was approximately $709,000, $290,000 and $278,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

     The Company entered into a consulting agreement with a shareholder, director and former executive officer to provide consulting services related to general business matters. The agreement provided for monthly payments of $29,202 through December 31, 2000, monthly payments of $18,251 for January 2001 through December 2001, monthly payments of $15,644 for January 2002 through December 2003 and monthly payments of $10,429 for January 2004 through December 2004.

15. SUBSEQUENT EVENTS

     On January 17, 2001, Ouachita Holdings, Inc. ("Ouachita Holdings"), an indirect, wholly-owned subsidiary of the Company and sole member of Ouachita Power, LLC ("Ouachita Power", the owner of the Ouachita Facility), sold a 50% membership interest in Ouachita Power to an indirect subsidiary of General Electric Capital Corporation. In exchange for the membership interest, Ouachita Holdings received $48.3 million in cash and was relieved of $56.3 million of its original equity contribution commitment to Ouachita Power. This equity commitment was previously supported by a letter of credit under the Corporate Credit Facility. The Company will retain a 50% membership interest in Ouachita Power and will continue to manage and operate the facility. The Company expects to record a gain of approximately $51.0 million, net of transaction costs related to this sale.

     On March 30, 2001, the Company sold its interest in the Batesville facility to NRG Energy, Inc. In exchange, the Company received $64.0 million and assigned the operation and maintenance agreement to NRG Energy, Inc. The Company expects to record a gain of approximately $10.0 million, net of transaction costs related to this sale.

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.
                     CONDENSED BALANCE SHEETS OF REGISTRANT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                2000       1999
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 30,835   $ 35,243
  Restricted cash...........................................     5,669      7,549
  Accounts receivable.......................................     2,041        436
  Accounts receivable from affiliates, net..................    87,454     37,678
  Other current assets......................................       403        279
                                                              --------   --------
          Total current assets..............................   126,402     81,185
INVESTMENT IN SUBSIDIARIES (ON THE EQUITY METHOD)...........   489,860    428,423
EQUIPMENT, net of accumulated depreciation..................     3,578      2,257
OTHER ASSETS:
  Income tax benefit........................................    92,027     77,981
  Deferred financing costs, net of accumulated
     amortization...........................................    10,058      7,991
  Notes receivable from affiliates..........................       804      4,891
  Other.....................................................    80,717     30,619
                                                              --------   --------
          Total other assets................................   183,606    121,482
                                                              --------   --------
          Total Assets......................................  $803,446   $633,347
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $ 20,000   $     --
  Accounts payable..........................................       400        167
  Accrued liabilities.......................................    82,335     65,417
  Accrued dividends.........................................    10,309      8,683
                                                              --------   --------
          Total current liabilities.........................   113,044     74,267
                                                              --------   --------
LONG-TERM LIABILITIES:
  Notes payable to affiliates...............................    82,822     76,410
  Long-term debt............................................   418,588    337,504
  Other.....................................................    25,162     22,571
                                                              --------   --------
          Total long-term liabilities.......................   526,572    436,485
                                                              --------   --------
          Total liabilities.................................   639,616    510,752
                                                              --------   --------
SHAREHOLDERS' EQUITY:
  Common stock..............................................       130        130
  Accumulated earnings......................................   163,700    122,465
                                                              --------   --------
          Total shareholders' equity........................   163,830    122,595
                                                              --------   --------
          Total Liabilities and Shareholders' Equity........  $803,446   $633,347
                                                              ========   ========

            The accompanying condensed notes to condensed financial
               statements are an integral part of this schedule.

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.
                  CONDENSED STATEMENTS OF INCOME OF REGISTRANT
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
INCOME:
  Development and construction management fees..............  $  4,623   $    618   $  4,471
  Operating management fees.................................    35,483     23,618     22,836
                                                              --------   --------   --------
          Total income......................................    40,106     24,236     27,307
                                                              --------   --------   --------
OPERATING EXPENSES:
  General, administrative and development expenses..........    41,743     37,981     34,310
  Depreciation and amortization.............................     2,486      2,115      1,467
                                                              --------   --------   --------
          Total operating expenses..........................    44,229     40,096     35,777
                                                              --------   --------   --------
OPERATING LOSS..............................................    (4,123)   (15,860)    (8,470)
                                                              --------   --------   --------
OTHER INCOME (EXPENSE):
  Interest expense..........................................   (35,199)   (34,466)   (15,018)
  Investment and other income...............................     3,120      1,456        236
                                                              --------   --------   --------
          Total other expense...............................   (32,079)   (33,010)   (14,782)
                                                              --------   --------   --------
LOSS BEFORE INCOME TAXES....................................   (36,202)   (48,870)   (23,252)
INCOME TAX BENEFIT..........................................    14,046     18,962      9,255
EQUITY IN EARNINGS OF SUBSIDIARIES..........................    73,700     73,323     50,986
                                                              --------   --------   --------
NET INCOME..................................................  $ 51,544   $ 43,415   $ 36,989
                                                              ========   ========   ========

            The accompanying condensed notes to condensed financial
               statements are an integral part of this schedule.

                                                                      SCHEDULE I

                             COGENTRIX ENERGY, INC.
                CONDENSED STATEMENTS OF CASH FLOWS OF REGISTRANT
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                2000        1999       1998
                                                              ---------   --------   ---------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.............  $  38,064   $ 94,508   $  78,803
                                                              ---------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in restricted investments........................         --         --         250
  Equipment additions.......................................       (658)      (389)     (2,485)
  Investments in subsidiaries...............................   (141,809)   (88,193)   (301,077)
                                                              ---------   --------   ---------
  Net cash flows used in investing activities...............   (142,467)   (88,582)   (303,312)
                                                              ---------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to affiliate, net.............      6,412     21,882      10,123
  (Increase) decrease in restricted cash....................      1,880       (198)     (4,940)
  Proceeds from issuance of long term debt..................     99,359         --     233,705
  Decrease in notes receivable from affiliates..............      4,087        910       1,325
  Increase in deferred financing costs......................     (3,060)      (763)     (6,944)
  Dividends paid............................................     (8,683)    (7,398)     (2,140)
                                                              ---------   --------   ---------
  Net cash flows provided by financing activities...........     99,995     14,433     231,129
                                                              ---------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (4,408)    20,359       6,620
CASH AND CASH EQUIVALENTS, beginning of year................     35,243     14,884       8,264
                                                              ---------   --------   ---------
CASH AND CASH EQUIVALENTS, end of year......................  $  30,835   $ 35,243      14,884
                                                              =========   ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION CASH
  DIVIDENDS RECEIVED........................................  $ 154,072   $141,873   $  97,605
                                                              =========   ========   =========

            The accompanying condensed notes to condensed financial
                statements are an integral part of this schedule

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

2. LONG-TERM DEBT

  Senior Notes

     On March 15, 1994, Cogentrix Energy, Inc. issued $100 million of registered, unsecured senior notes due 2004 (the "2004 Notes") in a public debt offering. The 2004 Notes were priced at par to yield 8.10%. In February 1994, Cogentrix Energy, Inc. entered into a forward sale of ten-year U.S. Treasury Notes in order to protect against a possible increase in the general level of interest rates prior to the completion of the 2004 Notes offering. This hedge transaction resulted in the recognition of a gain which has been deferred and included as part of the 2004 Notes on the accompanying condensed balance sheets of Registrant. This deferred gain will be recognized over the term of the 2004 Notes, reducing the effective rate of interest on the 2004 Notes to 7.50%. The 2004 Notes require annual sinking fund payments beginning in March 2001. The impact of the sinking fund requirements has been reflected in the schedule of future maturities of long-term debt contained herein.

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

     In September 2000, Cogentrix Energy sold an additional $100.0 million of its 2008 notes. These notes were issued at a discount resulting in an effective rate of approximately 8.86%.

     Future maturities of long-term debt at December 31, 2000, excluding the unamortized balance of the net deferred hedge loss and excluding the net unamortized premium, are as follows (dollars in thousands):

YEAR ENDED
DECEMBER 31,
- ------------
2001......................................................  $ 20,000
2002......................................................    20,000
2003......................................................    20,000
2004......................................................    40,000
2005......................................................        --
Thereafter................................................   355,000
                                                            --------
                                                            $455,000
                                                            ========

                             COGENTRIX ENERGY, INC.

  Corporate Credit Facility:

     The Company executed the third amended and restated credit agreement with Australia and New Zealand Banking Group Limited, as agent for a group of lending banks, during September 2000 (the "Corporate Credit Facility"). The Corporate Credit Facility provides up to $250.0 million of revolving credit through October 2003 in the form of direct advances or the issuance of letters of credit. Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating on Cogentrix Energy's 2004 and 2008 Notes. Commitment fees related to the Corporate Credit Facility are 37.5 basis points per annum, when greater than 50% of the available commitments are utilized and 50 basis points per annum when less than 50% of the available commitments are utilized, payable each quarter on the outstanding unused portion of the Corporate Credit Facility. As of December 31, 2000, the Company has used this credit facility to issue approximately $183.8 million of letters of credit in connection with investments made in electric-generating plants, and four plants under construction (see Note 15 to the consolidated financial statements for additional discussion).

     The project financing debt of Cogentrix Energy's subsidiaries is substantially non-recourse to the Company (as parent). The project financing agreements of the Company's subsidiaries, the indentures for the 2004 and 2008 Senior Notes and the Corporate Credit Facility agreement contain certain covenants which, among other things, place limitations on the payment of dividends, limit additional indebtedness, and restrict the sale of assets. The project financing agreements also require certain cash to be held with a trustee as security for future debt service payments. In addition, the Facilities, as well as the long-term contracts which support them, are pledged as collateral for the Company's obligations under the project financing agreements.

     Cogentrix Delaware Holdings, Inc., a wholly-owned subsidiary of Cogentrix Energy, has guaranteed all of the existing and future senior, unsecured outstanding indebtedness for borrowed money of Cogentrix Energy. This guarantee, provided for in the credit agreement for the Corporate Credit Facility, expires by its terms in 2003, unless the term of the credit agreement is extended. The agreement under which the guarantee was given provides that the terms or provisions of the guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Cogentrix Delaware Holdings, Inc. and the agent bank for the lenders under the credit agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of Cogentrix Energy are set forth below.

NAME                                        AGE                            POSITION
- ----                                        ---                            --------
George T. Lewis, Jr.......................  73    Chairman Emeritus and Director
David J. Lewis............................  44    Chairman of the Board, Chief Executive Officer and
                                                    Director
Mark F. Miller............................  46    President, Chief Operating Officer and Director
James E. Lewis............................  37    Vice Chairman and Director
Dennis W. Alexander.......................  54    Group Senior Vice President, General Counsel, Secretary
                                                    and Director
James R. Pagano...........................  41    Group Senior Vice President -- Development Mergers &
                                                    Acquisitions
Bruno R. Dunn.............................  50    Group Senior Vice President -- Operations
Thomas F. Schwartz........................  39    Group Senior Vice President -- Chief Financial Officer
Betty G. Lewis............................  71    Director
Robert W. Lewis...........................  47    Director
W.E. "Bill" Garrett.......................  70    Director
John A. Tillinghast.......................  73    Director

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

     MARK F. MILLER was appointed President, Chief Operating Officer and a Director of Cogentrix Energy in May 1997. Prior to joining Cogentrix Energy, Mr. Miller was Vice President for Northrop Grumman in Bethpage, New York. He joined Northrop Grumman in 1982 and held successive positions in the material, law and contracts departments before being named Vice President, Contracts and Pricing at Northrop's B-2 Division in 1991. In 1993, he became Vice
President -- Business Management at the B-2 Division. In 1994, Northrop acquired the Grumman Corporation and Mr. Miller was named Vice President -- Business Management for the newly formed Electronics and Systems Integration Division, a position he held until his move to Cogentrix Energy. From 1980 to 1982, he was an Associate with the law firm of Dolack, Hansler.

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

     JAMES R. PAGANO has been Group Senior Vice President -- Development, Mergers & Acquisitions since February 1999. From May 1997 until then he was Group Senior Vice President -- Chief Financial Officer of Cogentrix Energy, prior to which he was Senior Vice President -- Project Finance since February 1995 and Vice President -- Project Finance since Cogentrix Energy's formation. Previously, Mr. Pagano was Vice President -- Project Finance of Cogentrix, Inc. since July 1993, Vice President Legal and Finance from July 1992 to July 1993, and from January 1992 to July 1992, Mr. Pagano was Vice President and Assistant General Counsel of Cogentrix, Inc. Prior to joining Cogentrix, Inc. he was Vice President of The Deerpath Group, Inc., a financial advisory firm. From 1987 to 1990, Mr. Pagano was an Associate with the law firm of Simpson Thacher & Bartlett.

     BRUNO R. DUNN has been Group Senior Vice President Operations since joining Cogentrix Energy in January 1999. Immediately prior to joining Cogentrix Energy, Mr. Dunn was Vice President Operations of Wheelabrator Technologies, Inc., an independent power and environmental services and product company as well as Vice President Operations of Wheelabrator Environmental Systems, Inc., the waste-to-energy and cogeneration subsidiary of Wheelabrator Technologies. From 1988 to 1995 Mr. Dunn was Vice President Construction for Wheelabrator Technologies, Inc. From 1980 to 1988 Mr. Dunn was a project manager and/or operations manager for various Wheelabrator trash-to-energy facilities.

     THOMAS F. SCHWARTZ has been Group Senior Vice President -- Finance and Chief Financial Officer since December 1999. From March 1997 until then he was Senior Vice President -- Finance and Treasurer of Cogentrix Energy, prior to which he was Vice President -- Finance and Treasurer since Cogentrix Energy's formation. Previously, Mr. Schwartz was Controller of Cogentrix, Inc. since April 1991. Prior to joining Cogentrix, he was an audit manager with Arthur Andersen LLP's Small Business Advisory Division.

     BETTY G. LEWIS has been a Director of Cogentrix Energy since September 1994. Betty Lewis is the spouse of George T. Lewis, Jr.

     ROBERT W. LEWIS has been a Director of Cogentrix Energy since its formation, prior to which he was a Director of Cogentrix, Inc. since 1988. In April 1991, Mr. Lewis resigned from his positions of Vice Chairman and Secretary of Cogentrix, Inc., which he had held since March 1991. From October 1990 to March 1991, Mr. Lewis was Executive Vice President and Secretary. From March 1988 to October 1990, Mr. Lewis was Senior Vice President -- Corporate Development and Secretary, in which position Mr. Lewis was in charge of Cogentrix, Inc.'s development efforts. From March 1987 to March 1988, Mr. Lewis was Senior Vice President -- Administration and Secretary. From September 1983 to March 1987, Mr. Lewis was Vice President -- Administration and Secretary. Mr. Lewis joined Cogentrix, Inc. in April 1983 and served as Secretary through September 1983. Robert Lewis is a son of George T. Lewis, Jr. and Betty G. Lewis.

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

     JOHN A. TILLINGHAST was elected a Director of Cogentrix Energy on March 19, 1998. Mr. Tillinghast served from 1994 through May 1998 as President, Chairman and CEO of Great Bay Power Corporation, a public utility in Portsmouth, New Hampshire. He also has served from 1997 through May 1998 as the President, Chairman and CEO of BayCorp Holdings, Ltd., the holding company for Great Bay Power Corporation. Since May 1998 Mr. Tillinghast has served as Chairman of BayCorp Holdings and Great Bay Power. Since May 2000, Mr. Tillinghast has served as a member of the Board of BayCorp Holdings. After graduating from Columbia University in 1949 with BS and MS degrees in mechanical engineering, Mr. Tillinghast began a 30-year career with American Electric Power Company, rising through the engineering ranks to become Vice Chairman of the Board in charge of engineering and construction. Prior to his current position at Bay Corp Holdings, LTD., he served as Chairman of the Energy Engineering Board of the National Academy of Sciences, Director of the Edison Electric Institute and is a Fellow of the American Society of Mechanical Engineers. Mr. Tillinghast is registered as a professional engineer in nine states and holds two U.S. and seven foreign patents.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information for the calendar years ended December 31, 2000, 1999 and 1998 concerning the annual compensation paid or accrued by Cogentrix to or for the account of each of the following: (1) the only person who served as the chief executive officer of Cogentrix during the fiscal year ended December 31, 2000 and (2) the four most highly compensated executive officers of Cogentrix incumbent at December 31, 2000, other than the chief executive officer, for the year then ended (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION
NAME AND                                TWELVE-MONTH      -----------------------------------      ALL OTHER
PRINCIPAL POSITION                      PERIOD ENDING     SALARY(1)    BONUS(2)      TOTAL      COMPENSATIONS(3)
- ------------------                    -----------------   ---------   ----------   ----------   ----------------
David J. Lewis......................  December 31, 2000   $650,975    $2,127,204   $2,778,179       $143,858
  Chairman and                        December 31, 1999    641,392     1,254,585    1,895,977        120,678
  Chief Executive Officer             December 31, 1998    633,428     1,117,302    1,750,730         62,010
Mark F. Miller......................  December 31, 2000    407,121     1,794,633    2,201,754        216,750
  President and Chief                 December 31, 1999    387,452     1,082,227    1,469,679        195,580
  Operating Officer                   December 31, 1998    386,412       779,057    1,165,469        127,989
James R. Pagano.....................  December 31, 2000    316,481     1,556,280    1,872,761         85,061
  Group Senior Vice                   December 31, 1999    307,240     1,052,530    1,359,770         67,048
  President -- Development            December 31, 1998    291,118       660,227      951,345         29,169
  Mergers & Acquisitions
Dennis W. Alexander.................  December 31, 2000    313,425     1,257,928    1,571,353         73,515
  Group Senior Vice                   December 31, 1999    295,524       878,833    1,174,357         60,705
  President and                       December 31, 1998    295,328       635,227      930,555         27,922
  General Counsel
Thomas F. Schwartz..................  December 31, 2000    185,707     1,031,800    1,217,507         29,840
  Group Senior Vice                   December 31, 1999    150,193       283,270      433,463         24,774
  President and                       December 31, 1998    147,249       309,360      456,609         20,777
  Chief Financial Officer

- ---------------

(1) Amounts listed in this column include all fees for service on Cogentrix's board of directors.
(2) Amounts listed in this column reflect annual performance bonuses and annual distributions under our profit-sharing plan and executive incentive bonus plan.. The amounts listed do not include the distributions made under such plan and agreements to the Named Executive Officers during any fiscal year in which such distribution was earned in the previous fiscal year.
(3) The amounts shown in this column include Cogentrix's matching contributions on behalf of the Named Executive Officers to Cogentrix's 401(k) savings plan in which all Cogentrix employees are eligible to participate and to a non-qualified Supplemental Retirement Savings Plan in which approximately 51 employees, including all of the Named Executive Officers, participate. The amounts shown for Mark F. Miller also include compensation related to a company-provided life insurance policy.

COMPENSATION PURSUANT TO INCENTIVE COMPENSATION PLANS

  Profit-Sharing Plan

     We have a profit-sharing plan which is a non-qualified incentive compensation plan for the benefit of approximately 47 employees of Cogentrix. Under our profit-sharing plan, we have entered into arrangements with each of our executive officers, which provide for annual cash compensation distribution awards to each participant equal to a designated percentage of our adjusted net income before taxes each fiscal year plus the amount of any accrual for payments to be made under our profit-sharing plan, with the designated percentage determined annually at the discretion of our Chief Executive Officer or Chief Operating Officer based on criteria they deem appropriate. For the fiscal year ended December 31, 2000, David J. Lewis earned

$1,177,204, Mark F. Miller earned $847,587, James R. Pagano earned $659,234, Dennis W. Alexander earned $470,882, and Thomas F. Schwartz earned $282,529 under our profit sharing plan.

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

  Executive Incentive Bonus Plan

     In addition to the annual cash compensation distribution awards payable under our profit-sharing plan, each of the Named Executive Officers, with the exception of David J. Lewis, may receive additional incentive cash compensation awards, determined on a sliding scale, if we achieve contractually specified levels of net income before income tax targets for a given fiscal year. For the fiscal year ended December 31, 2000, each of the Named Executive Officers, with the exception of David J. Lewis, earned $597,046 under the executive incentive bonus plan.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

  David J. Lewis

     In March 1999, the board of directors elected David J. Lewis Chairman of the Board of Cogentrix. He was previously elected Chief Executive Officer of Cogentrix in August 1995. George T. Lewis, Jr., the former Chief Executive Officer and Chairman of the Board, will serve as Chairman Emeritus. We have an employment agreement with David J. Lewis through August 2005 which provides for a base annual salary for each fiscal year at least equal to the base salary for the immediately preceding fiscal year. In addition to the base salary, Mr. Lewis is entitled to participate in our profit sharing plan, at a level of no less than 1.25% of net income before taxes, and to receive annual incentive compensation in an amount determined by the board of directors, which amount, when combined with the base salary and profit sharing payable to him, shall be at least sufficient to provide him with total annual compensation that is competitive with total annual compensation offered by other similarly situated companies to their employees in comparable positions.

     Upon our giving notice, the employment agreement is terminable in the event at least two-thirds of the board of directors terminates Mr. Lewis' employment for cause. In addition, we may terminate the agreement at any time at our option by a vote of at least two-thirds of the directors then in office. In the event we terminate his employment, other than for cause, Mr. Lewis is entitled to continue to receive base salary, performance bonus (based on historical levels) and distributions under the profit sharing plan through the remainder of the term of this employment agreement.

     Mr. Lewis can terminate his employment for good reason as a result of

     - a change in control of Cogentrix,

     - a change in title, authority or duties, or

     - our failure to make any other payment to Mr. Lewis or our breach of the employment agreement.

     If Mr. Lewis elects to terminate his employment for good reason, he is entitled to continue to receive, for five years, an amount equal to the average annual salary, bonus and profit sharing distribution received prior to his termination.

  Mark F. Miller

     We have an employment agreement with Mark F. Miller through May 2007, which we amended with his consent in February 2001, which provides a minimum base annual salary of $350,000, which at the beginning of each fiscal year is increased by an amount, if positive, that will reflect increases in the cost of living. He is also entitled to participate in our profit sharing plan, at a level of no less than 0.9% of net income before taxes, our executive incentive bonus plan, and to receive a performance bonus each fiscal year, the level of which is determined in the sole discretion of the Chief Executive Officer. We have the right to terminate Mr. Miller's employment upon sixty days written notice. In the event we terminate his employment, other than for cause, Mr. Miller is entitled to receive within 30 days of his termination, a lump sum severance payment in an amount equal to the total compensation (based upon historical levels) that Mr. Miller would have received through the remainder of the term of the employment agreement.

     Mr. Miller is entitled to the same severance payment in the event he terminates his employment for good reason as a result of

     - a change in control of Cogentrix,

     - a change in title, authority or duties, or

     - our failure to make any other payment to Mr. Miller or our breach of the employment agreement

  Dennis W. Alexander

     We have an employment agreement with Dennis W. Alexander, which we amended with his consent in February 2001. Under the employment agreement, Mr. Alexander is entitled to a minimum base annual salary of $180,000, subject to adjustment in future years. He is also entitled to participate in our profit sharing plan, at a level of no less than 0.3% of net income before taxes, and our executive incentive bonus plan. The employment agreement is for a one-year term that renews automatically at the end of each calendar year unless we previously exercise our right to terminate Mr. Alexander's employment. We have the right to terminate Mr. Alexander's employment upon 30 days' written notice. In the event we terminate his employment or following a change in control Mr. Alexander elects to terminate his employment, Mr. Alexander is entitled to receive, within 30 days of his termination, a severance payment in an amount equal to two times his total compensation earned in the prior calendar year, including any fees he received for serving as a member of the Board of Directors.

  James R. Pagano

     We have an employment agreement with Mr. Pagano, which we amended with his consent in February 2001. Under the employment agreement, Mr. Pagano is entitled to a minimum base annual salary of $306,000, subject to adjustment in future years. He is also entitled to participate in our profit sharing plan, at a level of no less than 0.7% of net income before taxes, and our executive incentive bonus plan. The employment agreement is for a one-year term that renews automatically at the end of each calendar year unless we previously exercise our right to terminate Mr. Pagano's employment. We have the right to terminate Mr. Pagano's employment upon 30 days' written notice. In the event we terminate his employment or following a change in control Mr. Pagano elects to terminate his employment, Mr. Pagano is entitled to receive, within 30 days of his termination, a severance payment in an amount equal to five times his total compensation earned in the prior calendar year.

  Thomas F. Schwartz

     In February 2001, we entered into an employment agreement with Mr. Schwartz. Under the employment agreement, Mr. Schwartz is entitled to a minimum base annual salary of $230,625, subject to adjustment in future years. He is also entitled to participate in our profit sharing plan, at a level of no less than 0.3% of net income before taxes, and our executive incentive bonus plan. The employment agreement is for a one-year term that renews automatically at the end of each calendar year unless we previously exercise our right to terminate Mr. Schwartz's employment. We have the right to terminate Mr. Schwartz's employment upon 30 days' written notice. In the event we terminate his employment or following a change in control Mr. Schwartz elects to terminate his employment, Mr. Schwartz is entitled to receive, within 30 days of his termination, a severance payment in an amount equal to two times his total compensation earned in the prior calendar year.

DIRECTORS' COMPENSATION AND CONSULTING AGREEMENTS

     Directors, including employee directors, receive an annual retainer of $30,000 for service on the board of directors. In addition, for each meeting attended, each director receives a fee of $1,500. During the year ended December 31, 2000, there were six meetings of Cogentrix Energy's board of directors.

     We have entered into consulting agreements with Messrs. Garrett and Tillinghast each of which provides for payment of $15,000 annually for consulting services to be rendered to us.

  George T. Lewis, Jr.

     In August 2000, our five-year employment and noncompetition agreement with George T. Lewis, Jr., expired. Mr. Lewis received base compensation of $424,052 through August 2000 related to this agreement.

  Robert W. Lewis

     While Robert W. Lewis was employed as an executive officer, Cogentrix entered into a non-qualified incentive compensation agreement with him similar to the agreements described above under "-- Facility Cash Flow Incentive Compensation Agreements" providing for him to receive incentive compensation annually equal to a designated percentage of the net cash flow for the fiscal year of two of our facilities. Our obligation to make such annual payments to him continues through June 30, 2007. We have agreed to pay him an annual minimum payment of $200,000 regardless of whether his actual annual distribution would yield such amount. Robert W. Lewis must repay to Cogentrix, on or before January 31, 2008, an amount equal to the aggregate amount of minimum payments made in excess of the actual annual distributions which he was entitled to receive. The actual amount of the distribution Mr. Lewis received pursuant to his facility cash flow compensation agreement for the year ended December 31, 2000 was $726,009.

     If at any time through June 1, 2007, Mr. Lewis sells or transfers any of the shares of common stock of Cogentrix Energy held by him to anyone other than other designated members of the Lewis family without granting Cogentrix Energy a right of first refusal with respect to the shares sold or transferred, he will forfeit his right to the annual distributions under his facility cash flow incentive compensation agreement and the right to the annual minimum payment of $200,000.

  James E. Lewis

     On January 1, 2000, we entered into a consulting agreement with James E. Lewis, a shareholder, director, officer and former employee of Cogentrix. Under the terms of the consulting agreement, Mr. Lewis is required, subject to certain limits, to be available during customary business hours for consultations, either in person or by telephone, with respect to such of our business and affairs as we may reasonably call on him to furnish.

     Pursuant to the consulting agreement, base compensation is payable to Mr. Lewis in the following amounts for the following periods:

                           PERIOD                             BASE COMPENSATION
                           ------                             -----------------
01-01-00 to 12-31-00........................................      $350,424
01-01-01 to 12-31-01........................................       219,015
01-01-02 to 12-31-02........................................       187,727
01-01-03 to 12-31-03........................................       187,727
01-01-04 to 12-31-04........................................       125,151

     In the event of Mr. Lewis' death or inability to provide services due to disability, we are obligated to continue making payments, when due, to him or his estate.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the issued and outstanding shares of common stock of Cogentrix Energy are beneficially owned as follows:

                                                                NUMBER OF    PERCENTAGE
                            NAME                                 SHARES      OWNERSHIP
                            ----                                ---------    ----------
George T. Lewis, Jr. (1)....................................     73,320          26%
David J. Lewis, as trustee (2)..............................     73,320          26
Robert W. Lewis as trustee (2)..............................     73,320          26
Betty G. Lewis..............................................     73,320          26
David J. Lewis..............................................     45,120          16
James E. Lewis..............................................     45,120          16
Robert W. Lewis.............................................     45,120          16

- ---------------

(1) George T. Lewis, Jr.'s shares are held of record by a revocable grantor trust (the "Trust") that may be revoked by Mr. Lewis at any time prior to his death, in which event the shares held by the Trust would be transferred to him. Accordingly, he is deemed to be the beneficial owner of the shares held by the Trust.
(2) The 73,320 shares shown as beneficially owned by Mr. David J. Lewis and Mr. Robert W. Lewis are all held of record by the Trust described in Note (1) above. Mr. David J. Lewis and Mr. Robert W. Lewis are deemed to be the beneficial owners of these shares, because they are the joint trustees of the Trust and, as such, have the power to jointly vote and invest the shares held by the Trust. Since George T. Lewis, Jr. is also deemed to be the beneficial owner of these shares, they are also included in the amount shown for the number of shares beneficially owned by George T. Lewis, Jr.

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

LEASES AND REAL PROPERTY TRANSACTIONS

     Equipment Leasing Partners ("ELP"), a North Carolina general partnership consisting of four of our shareholders, George T. Lewis, Jr., David J. Lewis, James E. Lewis and Robert W. Lewis, owns and leases certain equipment to our project subsidiaries related to the operations of the plants. Each of the partners in ELP is a member of our board of directors. David J. Lewis is Chairman and Chief Executive Officer of Cogentrix. Total rent paid by us to ELP under such equipment leases was approximately $633,000, $901,000 and $726,000 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

     ELP also owns and leases to us our executive offices under a long-term lease with an initial term expiring in 2004. Total rent paid by us to ELP under such lease was approximately $882,000, $868,000 and $856,000 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

     ELP leases the land on which our executive offices are located under a long-term ground lease from an unrelated third party with an initial term expiring in 2047, all payments under which are guaranteed by Cogentrix. Total amounts paid by ELP under such lease were approximately $118,000, $118,000 and $112,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

FACILITY CASH FLOW INCENTIVE COMPENSATION AGREEMENTS

     We have entered into an agreement with one of the beneficial owners of our outstanding shares of common stock, who is also a director, that provides for the receipt of annual distributions equal to a designated percentage of the net cash flow for each fiscal year of two of our facilities. See "Executive Compensation -- Directors' Compensation and Consulting Agreements" herein.

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

SHAREHOLDER REVOLVING CREDIT FACILITY

     In March 2000, Cogentrix Energy established a revolving credit facility whereby each of its shareholders may borrow from time to time up to $1,000,000 from Cogentrix Energy on a revolving basis. Shareholder borrowings will accrue interest at the prime rate of a major United States bank plus 1.0%. Principal payments on any borrowings made under the facility are due in three equal annual installments together with accrued interest on each annual shareholder dividend payment date following the borrowing. Upon the sale of any of a shareholder's shares (except a permitted transfer), the principal balance outstanding together with accrued interest will become due and payable immediately. The largest aggregate amount of indebtedness outstanding exceeding $60,000 at any time during the last fiscal year from any shareholder and outstanding balance at December 31, 2000 was as follows:

                                                  LARGEST BALANCE
                                                 OUTSTANDING DURING      OUTSTANDING BALANCE
             SHAREHOLDER/DIRECTOR                   FISCAL 2000        AS OF DECEMBER 31, 2000
             --------------------                ------------------    -----------------------
Robert W. Lewis................................      $1,000,000               $200,000

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits -- The following documents are filed as part of this Form 10-K.

          (1) Consolidated Financial Statements -- See index on page 35.

          (2) Financial Statement Schedules -- See index on page 35.

          (3) Index to Exhibits

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
- --------------   ----------------------
      2.1        Purchase Agreement, dated as of March 6, 1998, between
                 Cogentrix Energy, Inc. and Bechtel Generating Company, Inc.
                 (10.2). (*)(13)
      2.1(a)     Amendment No. 1, dated October 14, 1998, to Purchase
                 Agreement, dated March 6, 1998, between Cogentrix Energy,
                 Inc., a North Carolina corporation ("Buyer"), and Bechtel
                 Generating Company, Inc., a Delaware corporation ("Seller").
                 (21)

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
- --------------   ----------------------
      2.2        Securities Purchase Agreement, dated March 6, 1998, by and among LS Power Corporation, a Delaware corporation, Granite
                 Power Partners, L.P., a Delaware Limited Partnership
                 (collectively, the "Sellers"), Cogentrix Mid-America, Inc., a Delaware corporation, Cogentrix Cottage Grove, LLC, a
                 Delaware limited liability Company, and Cogentrix
                 Whitewater, LLC, a Delaware limited liability company
                 (collectively, the "Purchasers") and Cogentrix Energy, Inc.
                 (2). (12)
      3.1        Articles of Incorporation of Cogentrix Energy, Inc. (3.1).
                 (1)
      3.2        Amended and Restated Bylaws of Cogentrix Energy, Inc., as
                 amended (3.2). (11)
      4.1        Indenture, dated as of March 15, 1994, between Cogentrix
                 Energy, Inc. and First Union National Bank of North
                 Carolina, as Trustee, including form of 8.10% 2004 Senior
                 Note (4.1). (3)
      4.2        Indenture, dated as of October 20, 1998, between Cogentrix
                 Energy, Inc. and First Union National Bank, as Trustee,
                 including form of 8.75% Senior Note (4.2). (14)
      4.3        First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National
                 Bank, as Trustee (4.3). (14)
      4.4        Registration Agreement, dated as of September 22, 2000, by and among Cogentrix Energy, Inc., Salomon Smith Barney Inc.
                 and CIBC World Markets Corp (4.4). (30)
      4.5        Registration Agreement, dated as of November 25, 1998,
                 between Cogentrix Energy, Inc. and Salomon Smith Barney,
                 Inc. (4.5). (15)
      4.6        Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and
                 First Union National Bank, as Trustee (4.6). (15)
     10.1        Third Amendment and Restatement of the Power Purchase and
                 Operating Agreement, dated December 5, 1997, between
                 Cogentrix Virginia Leasing Corporation and Virginia Electric
                 and Power Company (Portsmouth Facility) (10.7 (a)). (11)
     10.2        Power Purchase and Operating Agreement, dated as of January
                 24, 1989, between Cogentrix of Rocky Mount, Inc. and
                 Virginia Electric and Power Company, doing business in North
                 Carolina as North Carolina Power, as amended (Rocky Mount
                 Facility) (10.8). (1)
     10.3        Power Purchase and Operating Agreement, dated as of January
                 24, 1989, between Cogentrix of Richmond, Inc. (formerly
                 named Cogentrix of Petersburg, Inc.) and Virginia Electric and Power Company, as amended. (Richmond Facility, Unit 1)
                 (10.10). (1)
     10.4        Power Purchase and Operating Agreement, dated as of January
                 24, 1989, between WV Hydro, Inc. and Virginia Electric and
                 Power Company, as amended (assigned to and assumed by
                 Cogentrix of Richmond, Inc.) (Richmond Facility, Unit 11)
                 (10.11). (1)
     10.5        Steam Purchase Agreement, dated as of December 31, 1985,
                 between Cogentrix Virginia Leasing Corporation and
                 Hoechst-Celanese Corporation (successor to Virginia
                 Chemicals Inc.) (Portsmouth Facility) (10.19). (*)(2)
     10.6        Steam Purchase Agreement, dated as of November 15, 1988,
                 between Cogentrix of Rocky Mount, Inc. and Abbott
                 Laboratories, as amended (Rocky Mount Facility) (10.20). (*)
                 (2)
     10.7        Steam Purchase Agreement, dated as of May 18, 1990, between
                 Cogentrix of Richmond, Inc. and E.I. du Pont de Nemours and
                 Company, as amended (Richmond Facility) (10.22). (*) (2)
     10.8        Coal Sales Agreement, dated as of December 15, 1986, among
                 AgipCoal Sales USA, Inc. (formerly named Enoxy Coal Sales,
                 Inc.), AgipCoal USA, Inc. (formerly named Enoxy Coal, Inc.)
                 and Cogentrix Virginia Leasing Corporation (Portsmouth
                 Facility) (10.27). (*) (2)

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
- --------------   ----------------------
     10.8(a)     First Amendment to Coal Sales Agreement, dated September 29,
                 1995, by and between Arch Coal Sales Company, Inc., and
                 Cogentrix Virginia Leasing Corporation (Portsmouth Facility)
                 (10.1). (6)
     10.8(b)     Second Amendment, dated as of April 20, 1999, to Coal Sales
                 Agreement, dated as of December 15, 1986, by and. between
                 Cogentrix Virginia Leasing Corporation and Arch Coal Sales
                 Company (Portsmouth Facility) (10.1). (*) (25)
     10.9        Coal Sales Agreement, dated as of October 1, 1989, among
                 Agip Coal Sales USA, Inc., Laurel Creek Co., Inc. and
                 Cogentrix of Rocky Mount, Inc., as amended (Rocky Mount
                 Facility) (10.28). (*) (2)
    10.10        Coal Sales Agreement, dated as of February 15, 1990, among
                 Electric Fuels Corporation, Kentucky May Coal Company, Inc.
                 and Cogentrix of Richmond, Inc., as amended (Richmond
                 Facility, Unit 1) (10.31). (*) (2)
    10.10(a)     Fourth Amendment to Coal Sales Agreement, dated as of July
                 1, 1998, among Electric Fuels Corporation, Kentucky May Coal
                 Company, Inc. and Cogentrix of Richmond, Inc. (Richmond
                 Facility, Unit 1) (10.10(a)). (*) (22)
    10.11        Coal Sales Agreement, dated as of January 1, 1990, between
                 Coastal Coal Sales, Inc., and Cogentrix of Richmond, Inc.,
                 as amended (Richmond Facility, Unit 11) (10.32). (*) (2)
    10.12        Railroad Transportation Contract, dated as of December 22,
                 1986, between Cogentrix Virginia Leasing Corporation, and
                 Norfolk Southern Railway Company, as amended (Portsmouth
                 Facility) (10.39). (*) (2)
    10.13        Barge Transportation Contract, dated as of December 23,
                 1986, between Cogentrix Virginia Leasing Corporation and
                 McAllister Brothers, Inc., as amended (Portsmouth Facility)
                 (10.40). (1)
    10.14        Railroad Transportation Contract, dated as of September 26,
                 1989, between Cogentrix of Rocky Mount, Inc. and CSX
                 Transportation, Inc., as amended (Rocky Mount Facility)
                 (10.41). (*) (2)
    10.14(a)     Fourth Amendment, dated as of August 23, 1995, to the
                 Railroad Transportation Contract, dated as of September 26,
                 1989, between Cogentrix of Rocky Mount, Inc. and CSX
                 Transportation, Inc. (Rocky Mount Facility) (10.41 (a)). (5)
    10.14(b)     Fifth Amendment, dated as of January 1, 1996, to the
                 Railroad Transportation Contract, dated as of September 26,
                 1989, between Cogentrix of Rocky Mount, Inc. and CSX
                 Transportation, Inc. (Rocky Mount Facility) (10.41 (b)). (8)
    10.14(c)     Amendment No. 6 to Contract CSXT-C-03951, dated as of
                 January 1, 1997, between Cogentrix of Rocky Mount, Inc. and
                 CSX Transportation, Inc. (Rocky Mount Facility) (10.9). (9)
    10.14(d)     Amendment No. 7 to Contract CSXT-C-03951, dated as of July
                 1, 1997, between Cogentrix of Rocky Mount, Inc. and CSX
                 Transportation, Inc. (Rocky Mount Facility) (10.47(d)). (10)
    10.14(e)     Amendment No. 8 to Contract CSXT-C-03951, dated as of
                 January 1, 1999, between Cogentrix of Rocky Mount, Inc. and
                 CSX Transportation, Inc. (Rocky Mount Facility) (10.14(e)).
                 (22)
    10.14(f)     Amendment No. 9 to Contract CSXT-C-03951, dated as of
                 January 1, 2001, between Cogentrix of Rocky Mount, Inc. and
                 CSX Transportation, Inc. (Rocky Mount Facility)
    10.15        Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation,
                 Inc., as amended (Richmond Facility, Unit I) (10.42). (*)
                 (2)

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
- --------------   ----------------------
    10.15(a)     Third Amendment to Railroad Transportation Contract, filed with the ICC on December 13, 1994, between Cogentrix of
                 Richmond, Inc. and CSX Transportation, Inc. (Richmond
                 Facility, Unit 1) (10.4). (4)
    10.16        Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation,
                 Inc., as amended (Richmond Facility, Unit II) (10.43). (*)
                 (2)
    10.16(a)     Fourth Amendment to Railroad Transportation Contract, filed with the ICC on December 13, 1994, between Cogentrix of
                 Richmond, Inc. and CSX Transportation, Inc. (Richmond
                 Facility, Unit 11) (10.5). (4)
    10.16(b)     Fifth Amendment to Railroad Transportation Contract,
                 effective as of November 16, 1995, between Cogentrix of
                 Richmond, Inc. and CSX Transportation, Inc. (Richmond
                 Facility, Unit 11) (10.43 (b)). (*) (8)
    10.16(c)     Amendment No. 6 to Railroad Transportation Contract,
                 effective on June 9, 1998, between Cogentrix of Richmond,
                 Inc. and CSX Transportation, Inc. (Richmond Facility). (*)
                 (14)
    10.17        Third Amended and Restated Loan Agreement, dated as of
                 December 22, 1997, among Cogentrix Virginia Leasing
                 Corporation, the lenders party thereto and Credit Lyonnais, as the Agent, Issuing Bank and a Lender (Portsmouth
                 Facility) (10.54). (11)
    10.17(a)     Amendment No. 1 to the Third Amended and Restated Loan
                 Agreement dated as of December 22, 1997 between Cogentrix
                 Virginia Leasing Company and several banks and other
                 financial institutions (Portsmouth Facility) (10.2). (25)
    10.18        Amended and Restated Construction and Term Loan Agreement,
                 dated as of December 1, 1993, among Cogentrix of Rocky
                 Mount, Inc., the Tranche B Lenders party thereto, and The
                 Prudential Insurance Company of America, as Credit Facility
                 Agent (Rocky Mount Facility) (10.52). (1)
    10.18(a)     First Amendment, dated as of March 31, 1996, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential
                 Insurance Company of America, as Credit Facility Agent
                 (Rocky Mount Facility) (10.4). (7)
    10.18(b)     Second Amendment, dated as of May 31, 1996, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential
                 Insurance Company of America, as Credit Facility Agent
                 (Rocky Mount Facility) (10.48(b)). (8)
    10.18(c)     Third Amendment, dated as of December 1, 1997, to the
                 Amended and Restated Construction and Term Loan Agreement,
                 dated as of December 1, 1993, among Cogentrix of Rocky
                 Mount, Inc, the Tranche B Lenders party thereto, and The
                 Prudential Insurance Company of America, as Credit Facility
                 Agent (Rocky Mount Facility) (10.55(c)). (11)
    10.20        Amended and Restated Reimbursement and Loan Agreement, dated as of June 28, 2000, by and among Cogentrix of Richmond,
                 Inc. and BNP Paribas (Richmond Facility) (10.1). (28)
    10.21        Indenture of Trust, dated as of December 1, 1990, between
                 the Industrial Development Authority of the City of
                 Richmond, Virginia and Sovran Bank, N.A., as Trustee,
                 including First and Second Supplemental Indentures of Trust
                 (Richmond Facility) (10.56). (1)
    10.22        Sale Agreement, dated as of December 1, 1990, between the
                 Industrial Development Authority of the City of Richmond,
                 Virginia and Cogentrix of Richmond, Inc., including First
                 and Second Supplemental Sale Agreements (Richmond Facility)
                 (10.57). (1)

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
- --------------   ----------------------
    10.23        Third Amended and Restated Security Deposit Agreement, dated as of December 22, 1997, among Cogentrix Virginia Leasing
                 Corporation, Credit Lyonnais, as Agent and Issuing Bank, and
                 First Union National Bank, as Security Agent (Portsmouth
                 Facility) (10.68). (11)
    10.24        Amended and Restated Security Deposit Agreement, dated as of
                 December 1, 1993, among Cogentrix of Rocky Mount, Inc., The
                 Prudential Insurance Company of America, as Credit Facility
                 Agent and First Union National Bank of North Carolina, as
                 Security Agent (Rocky Mount Facility) (10.65). (1)
    10.25        Amended and Restated Security Deposit Agreement, dated as of
                 June 28, 2000, among Cogentrix of Richmond, Inc., BNP
                 Paribas, as Agent, and First Union National Bank, as
                 Security Agent and Securities Intermediary (Richmond
                 Facility) (10.2). (28)
    10.26        Third Amended and Restated Pledge Agreement, dated as of
                 December 22, 1997, made by Cogentrix, Inc., as Pledgor, and
                 Credit Lyonnais, as Agent (Portsmouth Facility) (10.79).
                 (11)
    10.27        Ground Lease and Easement, dated as of December 15, 1986,
                 between Virginia Chemicals, Inc., as Lessor and Cogentrix
                 Virginia Leasing Corporation, as Lessee (Portsmouth
                 Facility) (10.94). (1)
    10.28        Ground Lease, dated as of December 13, 1990, between
                 Cogentrix of Richmond, Inc., as Lessee, and E.I. du Pont de
                 Nemours and Company, as Lessor (Richmond Facility) (10.95).
                 (1)
    10.29        Amended and Restated Land Lease Agreement, dated as of
                 February 18, 1988, among Arrowpoint Associates Limited
                 Partnership, as Landlord, and Cogentrix, Inc., Cl
                 Properties, Inc. and Equipment Leasing Partners, as Tenant,
                 as amended (assigned to and assumed by Equipment Leasing
                 Partners, with Cogentrix, Inc., as guarantor) (Corporate
                 Headquarters) (10.96). (1)
    10.30        Amended and Restated Lease Agreement, dated as of April 30,
                 1993, among Equipment Leasing Partners, as Landlord,
                 Cogentrix, Inc., as Tenant, and CI Properties, Inc., as
                 amended (Corporate Headquarters) (10.97). (1)
    10.31        Letter Agreement, dated May 25, 1989, among Cogentrix, Inc.,
                 Cogentrix of Richmond, Inc. (formerly named Cogentrix of
                 Petersburg, Inc.), and WV Hydro, Inc., as amended (Richmond
                 Facility) (10.98). (1)
    10.32        Consulting Agreement, dated as of September 27, 1991,
                 between Robert W. Lewis and Cogentrix, Inc., as amended
                 (assigned to and assumed by Cogentrix Energy, Inc.) (10.99).
                 (1)
    10.33        Consulting Agreement, dated as of September 30, 1993,
                 between Cogentrix, Inc. and W.E. Garrett (assigned to and
                 assumed by Cogentrix Energy, Inc.) (10.100). (1)
    10.34        Consulting Agreement, dated as of March 19, 1998, between
                 Cogentrix Energy and John A. Tillinghast (10.34). (29)
    10.35        Form of Profit-Sharing Plan (I) (10.102). (1)
    10.36        Form of Profit-Sharing Plan (II) (10.103). (1)
    10.37        Executive Incentive Bonus Plan (10.104). (2)
    10.38        Facility Cash Flow Incentive Compensation Agreement with
                 Robert W. Lewis (10.105). (1)
    10.39        Adoption of Stock Transfer Agreement dated as of December
                 30, 1993 among Cogentrix Energy, Inc., Cogentrix Inc., David
                 J. Lewis, Robert W. Lewis and James E. Lewis (10.111). (1)

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
- --------------   ----------------------
    10.40        Employment Agreement, dated as of August 11, 2000, between
                 David J. Lewis and Cogentrix Energy, Inc. (10.40). (30)
    10.41        Amended and Restated Employment Agreement, dated as of May
                 1, 1997 and amended on August 14, 2000, between Mark F.
                 Miller and Cogentrix Energy, Inc. (10.41). (30)
    10.41(a)     Amendment to Employment Agreement, dated as of May 1, 1997 and amended on February 16, 2001, between Mark F. Miller and
                 Cogentrix Energy, Inc.
    10.42        Employment Agreement, dated as of January 1, 1994, between
                 Dennis W. Alexander and Cogentrix Energy, Inc. (10.110).
                 (11)
    10.42(a)     Amendment to Employment Agreement, dated as of January 1,
                 1994 and amended on February 16, 2001, between Dennis W.
                 Alexander and Cogentrix Energy, Inc.
    10.43        Executive Employment Agreement, dated as of January 1, 1999,
                 Cogentrix Energy, Inc. and James R. Pagano (10.42). (22)
    10.43(a)     Amendment to Executive Employment Agreement, dated as of
                 January 1, 1999 and amended on February 16, 2001, between
                 James R. Pagano and Cogentrix Energy, Inc.
    10.44        Supplemental Retirement Savings Plan (10.132). (5)
    10.44(a)     Amendments to Cogentrix Energy, Inc. Supplemental Retirement
                 Savings Plan. (10.3) (26)
    10.45        Trust Under Supplemental Retirement Savings Plan, dated
                 April 17, 1995, by and between Cogentrix Energy, Inc. and
                 Wachovia Bank of North Carolina, N.A. of Winston Salem,
                 North Carolina, as Trustee (10.133). (5)
    10.46        Third Amended and Restated Credit Agreement among Cogentrix
                 Energy, Inc. and the Several Lenders from time to time
                 parties thereto and Australia and New Zealand Banking Group
                 Limited as Coordinating Lead Arranger, the Bank of Nova
                 Scotia and CitiBank N.A. as Lead Arrangers, and Australia
                 and New Zealand Banking Group Limited as Agent and Issuing
                 Bank, dated as of September 14, 2000 (10.46). (30)
    10.47        Third Amended and Restated Guarantee, dated as of September
                 14, 2000, made by Cogentrix Delaware Holdings, Inc., the
                 Guarantor, in favor of the Borrower Creditors (10.47). (30)
    10.48        Amended and Restated Limited Partnership Agreement, dated as of June 30, 1995, among LSP-Cottage Grove, Inc., Granite
                 Power Partners, L.P., and TPC Cottage Grove, Inc. (17)
    10.48(a)     Amendment No. 1 to the Cottage Grove Partnership Agreement.
                 (18)
    10.48(b)     Consent, Waiver and Amendment No. 2, dated March 20, 1998, to the Amended and Restated Limited Partnership Agreement of
                 LSP-Cottage Grove, L.P. (20)
    10.48(c)     Third Amendment, dated December 11, 1998, to the Amended and
                 Restated Limited Partnership Agreement of LSP-Cottage Grove,
                 L.P. (23)
    10.49        Amended and Restated Partnership Agreement, dated as of June
                 30, 1995, among LSP Whitewater I, Inc., Granite Power
                 Partners, L.P. and TPC Whitewater, Inc. (17)
    10.49(a)     Consent, Waiver and Amendment No. 1, dated March 20, 1998, to the Amended and Restated Limited Partnership Agreement of
                 LSP-Whitewater Limited Partnership. (20)
    10.49(b)     Second Amendment, dated December 11, 1998, to the Amended
                 and Restated Limited Partnership Agreement of LSP-Whitewater
                 Limited Partnership. (23)
    10.50        Power Purchase Agreement, dated as of May 9, 1994, between
                 Northern States Power Company and LSP-Cottage Grove, L.P.
                 (17)
    10.51        Power Purchase Agreement, dated as of December 21, 1993,
                 between Wisconsin Electric Power Company and LSP-Whitewater
                 Limited Partnership. (17)

DESIGNATION OF
   EXHIBIT       DESCRIPTION OF EXHIBIT
- --------------   ----------------------
    10.51(a)     Amendment to Power Purchase Agreement, dated as of February
                 10, 1994, between Wisconsin Electric Power Company and
                 LSP-Whitewater Limited Partnership. (17)
    10.51(b)     Second Amendment to Power Purchase Agreement, dated as of
                 October 5, 1994, between Wisconsin Electric Power Company
                 and LSP-Whitewater Limited Partnership. (17)
    10.51(c)     Third Amendment to Power Purchase Agreement, dated as of May
                 5, 1995, between Wisconsin Electric Power Company and
                 LSP-Whitewater Limited Partnership. (17)
    10.51(d)     Fourth Amendment to Power Purchase Agreement, dated March
                 18, 1997, between Wisconsin Electric Power Company and
                 LSP-Whitewater Limited Partnership. (19)
    10.51(e)     Fifth Amendment to Power Purchase Agreement, dated February
                 26, 1998, between Wisconsin Electric Power Company and
                 LSP-Whitewater Limited Partnership. (20)
    10.52        Operations and Maintenance Agreement by and between
                 LSP-Whitewater Limited Partnership as Owner and
                 LSP-Whitewater 1, Inc. as Operator dated as of April 15,
                 1999 (10.1). (*) (24)
    10.53        Operations and Maintenance Agreement by and between
                 LSP-Cottage Grove, L.P. as Owner and LSP-Cottage Grove, Inc.
                 as Operator dated as of April 15, 1999 (10.2). (*) (24)
    10.54        Steam Purchase Contract, effective as of January 1, 1999, by and between Celanese Chemical, Inc. and Cogentrix Virginia
                 Leasing Corporation (Portsmouth Facility) (10.3). (25)
    10.55        Steam Purchase Contract, effective as of January 1, 1999, by and between BASF Corporation and Cogentrix Virginia Leasing
                 Corporation (Portsmouth Facility) (10.4). (*) (25)
    10.56        Credit Agreement, dated as of September 8, 1999, between
                 Cogentrix Eastern America, Inc. and Dresdner Bank, AG, as
                 administrative agent (10.1). (26)
    10.56(a)     First Amendment, dated as of December 17, 1999, to the
                 Credit Agreement, dated as of September 8, 1999, between
                 Cogentrix Eastern America, Inc. and Dresdner Bank, AG, as
                 administrative agent. (10.58(a)). (29)
    10.57        Pledge Agreement, dated as of September 8, 1999, between
                 Cogentrix Delaware Holdings, Inc. and Dresdner Bank, AG, as
                 administrative agent (10.2). (26)
    10.58        Consulting Agreement, dated as of January 1, 2000, between
                 James E. Lewis and Cogentrix Energy, Inc. (10.60). (29)
    10.59        Guarantee, dated as of June 30, 1999, between Cogentrix
                 Energy, Inc. in favor of Rathdrum Power, LLC (10.1). (27)
    10.59(a)     First Amendment to Guarantee dated as of March 8, 2000
                 between Cogentrix Energy, Inc. and Rathdrum Power, LLC
                 (10.1a). (27)
    10.60        Guaranty by Cogentrix Energy, Inc. and La Compania de
                 Electricidad de San Pedro de Macoris, dated as of April 7,
                 2000 (10.3). (28)
    10.61        Cogentrix Contingent Equity Guarantee, dated as of April 7,
                 2000, by and between Cogentrix Energy, Inc. in favor of La
                 Compania de Electricidad de San Pedro de Macoris and The
                 Bank of Nova Scotia Trust Company of New York (10.4). (28)
    10.62        Executive Employment Agreement between Cogentrix Energy Inc.
                 and Thomas F. Schwartz, dated as of February 16, 2001.
     21.1        Direct and Indirect Subsidiaries of Cogentrix Energy, Inc.

- ---------------

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

(18) Incorporated by reference to the Form 10-Q (File No. 33-95928) filed August 12, 1996 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(19) Incorporated by reference to the Form 10-Q (File No. 33-95928) filed May 14, 1997 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(20) Incorporated by reference to the Form 10-K (File No. 33-95928) filed April 15, 1998 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(21) Incorporated by reference to the Form 8-K (File No. 33-74254) filed November 4, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(22) Incorporated by reference to the Form 10-K (File No. 33-74254) filed March 31, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
(23) Incorporated by reference to the Form 10-K (File No. 33-95928) filed March 31, 1999 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.
(24) Incorporated by reference to the Form 10-Q (File No. 33-95928) filed May 17, 1999 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.
(25) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed August 16, 1999. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.
(26) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 15, 1999. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.
(27) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 15, 2000. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.
(28) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed August 14, 2000. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.
(29) Incorporated by reference to the Form 10-K (File No. 33-74254) filed March 30, 2000. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.
(30) Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-48448) filed October 23, 2000. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COGENTRIX ENERGY, INC.
                                          (Registrant)

Date: March 30, 2001                      By:      /s/ DAVID J. LEWIS
                                            ------------------------------------
                                                       David J. Lewis
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                                                       Chairman Emeritus and Director   March 30, 2001
- -----------------------------------------------------
                George T. Lewis, Jr.

                 /s/ DAVID J. LEWIS                    Chairman of the Board, Chief     March 30, 2001
- -----------------------------------------------------    Executive Officer and
                   David J. Lewis                        Director

                 /s/ MARK F. MILLER                    President, Chief Operating       March 30, 2001
- -----------------------------------------------------    Officer and Director
                   Mark F. Miller

                 /s/ BETTY G. LEWIS                    Director                         March 30, 2001
- -----------------------------------------------------
                   Betty G. Lewis

                 /s/ JAMES E. LEWIS                    Vice Chairman and Director       March 30, 2001
- -----------------------------------------------------
                   James E. Lewis

                 /s/ ROBERT W. LEWIS                   Director                         March 30, 2001
- -----------------------------------------------------
                   Robert W. Lewis

               /s/ DENNIS W. ALEXANDER                 Group Senior Vice President,     March 30, 2001
- -----------------------------------------------------    General Counsel, Secretary
                 Dennis W. Alexander                     and Director

                  /s/ W. E. GARRETT                    Director                         March 30, 2001
- -----------------------------------------------------
                    W. E. Garrett

               /s/ JOHN A. TILLINGHAST                 Director                         March 30, 2001
- -----------------------------------------------------
                 John A. Tillinghast

               /s/ THOMAS F. SCHWARTZ                  Group Senior Vice President,     March 30, 2001
- -----------------------------------------------------    Chief Financial Officer
                 Thomas F. Schwartz                      (Principal Accounting
                                                         Officer)