Form 10-Q
period 2001-03-31
COGENTRIX ENERGY INC
filed 2001-05-15
CIK 917711

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

On May 15, 2001, there were 282,000 shares of common stock, no par value, issued and outstanding.

                             COGENTRIX ENERGY, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                         PAGE NO.
                                                                                         --------
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at March 31, 2001 (Unaudited)
            and December 31, 2000                                                            3

         Consolidated Statements of Income for the Three Months
            Ended March 31, 2001 and 2000 (Unaudited)                                        4

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2001 and 2000 (Unaudited)                                        5

         Notes to Consolidated Condensed Financial Statements (Unaudited)                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                        7

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                                   13

Signatures                                                                                  14

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                             (dollars in thousands)

                                                                                                 MARCH 31,            DECEMBER 31,
                                                                                                   2001                   2000
                                                                                               ------------           ------------
                                                                                                (Unaudited)
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                   $    155,513           $    131,834
   Restricted cash                                                                                   16,216                 10,269
   Accounts receivable                                                                               61,915                 68,460
   Inventories                                                                                       17,595                 15,050
   Net assets held for sale                                                                              --                 53,747
   Other current assets                                                                               3,050                  3,284
                                                                                               ------------           ------------
      Total current assets                                                                          254,289                282,644
NET INVESTMENT IN LEASES                                                                            499,564                499,774
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $288,425 and $301,825, respectively                                               392,539                399,832
LAND AND IMPROVEMENTS                                                                                 7,053                  7,053
CONSTRUCTION IN PROGRESS                                                                            747,974                607,334
DEFERRED FINANCING COSTS,
  net of accumulated amortization of $27,524 and $24,393, respectively                               61,113                 63,823
INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                                            349,326                346,794
PROJECT DEVELOPMENT COSTS AND TURBINE DEPOSITS                                                      123,052                 59,223
OTHER ASSETS                                                                                         42,723                 40,747
                                                                                               ------------           ------------
                                                                                               $  2,477,633           $  2,307,224
                                                                                               ============           ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                           $     76,500           $     69,483
   Accounts payable                                                                                  23,161                 26,458
   Accrued compensation                                                                               5,742                 10,104
   Accrued interest payable                                                                          21,928                 10,336
   Accrued dividends payable                                                                             --                 10,309
   Other accrued liabilities                                                                         37,340                 89,422
                                                                                               ------------           ------------
      Total current liabilities                                                                     164,671                216,112
LONG-TERM DEBT                                                                                    1,864,977              1,726,915
DEFERRED INCOME TAXES                                                                               132,523                105,915
MINORITY INTERESTS                                                                                   85,623                 74,249
OTHER LONG-TERM LIABILITIES                                                                          25,191                 21,355
                                                                                               ------------           ------------
                                                                                                  2,272,985              2,144,546
                                                                                               ------------           ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, no par value, 300,000 shares authorized;
      282,000 shares issued and outstanding                                                             130                    130
   Accumulated other comprehensive loss                                                              (2,251)                (1,152)
   Accumulated earnings                                                                             206,769                163,700
                                                                                               ------------           ------------
                                                                                                    204,648                162,678
                                                                                               ------------           ------------
                                                                                               $  2,477,633           $  2,307,224
                                                                                               ============           ============

      The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
          (UNAUDITED) (dollars in thousands, except share and earnings per common share amounts)

                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                               -------------------------------
                                                                                                  2001                 2000
                                                                                               ----------           ----------
OPERATING REVENUES:
  Electric                                                                                     $   90,614           $   81,799
  Steam                                                                                             8,134                7,541
  Lease                                                                                            11,088               11,193
  Service                                                                                          17,635               14,090
  Income from unconsolidated investment in power projects,
     net of premium amortization                                                                    7,933               15,226
  Gain on sales of project interests                                                               60,368                   --
  Other                                                                                             5,433                4,934
                                                                                               ----------           ----------
                                                                                                  201,205              134,783
                                                                                               ----------           ----------

OPERATING EXPENSES:
  Fuel                                                                                             33,003               26,678
  Cost of service                                                                                  17,996               15,135
  Operations and maintenance                                                                       20,291               16,988
  General, administrative and development expenses                                                 18,601               12,031
  Depreciation and amortization                                                                     9,609               10,886
                                                                                               ----------           ----------
                                                                                                   99,500               81,718
                                                                                               ----------           ----------
OPERATING INCOME                                                                                  101,705               53,065

OTHER INCOME (EXPENSE):
  Interest expense                                                                                (29,649)             (23,297)
  Investment income and other, net                                                                  2,878                2,679
                                                                                               ----------           ----------

INCOME BEFORE MINORITY INTERESTS IN INCOME AND
  PROVISION FOR INCOME TAXES                                                                       74,934               32,447

MINORITY INTERESTS IN INCOME                                                                       (4,559)              (2,945)
                                                                                               ----------           ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                           70,375               29,502

PROVISION FOR INCOME TAXES                                                                        (27,306)             (11,644)
                                                                                               ----------           ----------

NET INCOME                                                                                     $   43,069           $   17,858
                                                                                               ==========           ==========

EARNINGS PER COMMON SHARE:                                                                     $   152.73           $    63.33
                                                                                               ==========           ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                        282,000              282,000
                                                                                               ==========           ==========

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                             (dollars in thousands)

                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                               ----------------------------------
                                                                                                   2001                  2000
                                                                                               -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $    43,069           $     17,858
   Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sales of project interests                                                            (60,368)                    --
     Depreciation and amortization                                                                   9,609                 10,886
     Deferred income taxes                                                                          27,306                  9,070
     Minority interests in income of joint venture, net of dividends                                 2,740                   (452)
     Equity in net income of unconsolidated affiliates, net of dividends                            (2,514)               (10,300)
     Minimum lease payments received                                                                11,298                 11,298
     Amortization of unearned lease income                                                         (11,088)               (11,196)
     (Increase) decrease in accounts receivable                                                      6,545                 (5,595)
     (Increase) decrease in inventories                                                             (2,545)                   389
     Increase (decrease) in accounts payable                                                        (3,297)                 4,732
     Decrease in accrued liabilities                                                                (2,640)                (8,285)
     Increase in other, net                                                                          7,256                  6,382
                                                                                               -----------           ------------
  Net cash flows provided by operating activities                                                   25,371                 24,787
                                                                                               -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of project interests                                                      112,300                     --
     Property, plant and equipment additions                                                          (861)                (1,101)
     Construction in progress, project development costs and turbine deposits                     (241,334)               (96,975)
     Investments in unconsolidated affiliates                                                           --                 (1,656)
     Decrease (increase) in restricted cash                                                         (5,947)                19,093
                                                                                               -----------           ------------
  Net cash flows used in investing activities                                                     (135,842)               (80,639)
                                                                                               -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable and long-term debt                                                174,700                 54,712
     Repayments of notes payable and long-term debt                                                (29,820)               (25,386)
     Increase in deferred financing costs                                                             (421)                (4,156)
     Common stock dividends paid                                                                   (10,309)                (8,683)
                                                                                               -----------           ------------
  Net cash flows provided by financing activities                                                  134,150                 16,487
                                                                                               -----------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                23,679                (39,365)

CASH AND CASH EQUIVALENTS, beginning of period                                                     131,834                 80,344
                                                                                               -----------           ------------

CASH AND CASH EQUIVALENTS, end of period                                                       $   155,513           $     40,979
                                                                                               ===========           ============

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                 COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The accompanying consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc. ("Cogentrix Energy") and its subsidiary companies (collectively, the "Company"). Wholly-owned and majority-owned subsidiaries, including a 50%-owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner and a 50%-owned limited liability company in which the Company has effective control by managing and operating the facility, are consolidated. Less-than-majority-owned subsidiaries are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Cogentrix Energy, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated condensed financial statements.

        Information presented as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

        The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent report on Form 10-K for the year ended December 31, 2000, which the Company filed with the Commission on April 2, 2001.

2.      ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

        On January 1, 2001, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS No. 133, as amended, requires the fair value of derivative instruments designated as hedges to be recorded on the balance sheet as an asset or liability. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flow. The fair value of the Company's derivatives is determined by reference to market values from various third party sources. The adoption of SFAS 133 did not have a material effect on the consolidated financial statements of the Company.

        The Company uses derivative instruments to manage the risk that changes in interest rates will affect the amount of future interest payments. The Company primarily engages in interest rate swap agreements, under which the Company agrees to pay fixed rates of interest. These contracts are considered hedges against future cash flows associated with changes in interest rates. Accordingly, the interest rate swaps were recorded in the accompanying consolidated balance sheet at their fair value, with the related gains or losses recorded as an adjustment to other comprehensive income. As of March 31, 2001, the Company recorded approximately $1.1 million, net of deferred taxes, in deferred losses related to its interest rate swaps in other comprehensive income. The Company currently has interest rate swaps that will mature from 2001 thru 2006.

3.      SALES OF PROJECT INTERESTS

        On February 15, 2001, Ouachita Holdings, Inc. ("Ouachita Holdings"), an indirect, wholly-owned subsidiary of the Company and sole member of Ouachita Power, LLC ("Ouachita Power") sold a 50% membership interest in Ouachita Power to MEP-I, LLC, an indirect subsidiary of General Electric Capital Corporation. Ouachita Power is constructing an approximate 816-megawatt, combined-cycle, natural gas-fired electric generating facility located near the city of Sterlington, Louisiana. In exchange for the membership interest, Ouachita Holdings received $48.3 million in cash and was relieved of $56.3 million of its original equity contribution commitment to Ouachita Power. This equity commitment was previously supported by a letter of credit under Cogentrix Energy's corporate credit facility. The Company will retain a 50% membership interest in Ouachita Power and will continue to manage and operate the facility. As part of the purchase of the 50% membership interest, MEP-I, LLC assumed a proportional share of the net liabilities of Ouachita Power and the Company recorded a gain of approximately $51.8 million, net of transaction costs related to this sale.

        On March 30, 2001, the Company sold its entire interest (51.4%) in an electric generating facility in Batesville, Mississippi to NRG Energy, Inc. In exchange, the Company received $64.0 million and assigned our responsibility for the operation and maintenance of the Batesville facility to an indirect subsidiary of NRG Energy, Inc. The Company recorded a gain of approximately $8.6 million, net of transaction costs related to this sale.

4.      CLAIMS AND LITIGATION

        One of the Company's indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, management believes--based on its knowledge of the facts and legal theories applicable to these claims, after consultations with various counsel retained to represent the subsidiary in the defense of such claims, and considering all claims resolved to date--that the ultimate resolution of these claims should not have a material adverse effect on its consolidated financial position or results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

        In addition to the litigation described above, the Company experiences other routine litigation in the normal course of business. The Company's management is of the opinion that none of this routine litigation will have a material adverse impact on its consolidated financial position or results of operations.

5.      RECLASSIFICATIONS

        Certain amounts included in the accompanying consolidated condensed financial statements for the period ended March 31, 2000 and as of December 31, 2000, have been reclassified from their original presentation to conform with the presentation as of and for the period ended March 31, 2001.

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

        We currently own - entirely or in part - a total of 22 electric generating facilities in the United States. Our 22 plants are designed to operate at a total production capability of approximately 3,914 megawatts. After taking into account our partial interests in the 16 plants that are not wholly-owned by us, that range from 1.6% to approximately 74.2%, our net ownership interests in the total production capability of our 22 electric generating facilities is approximately 1,754 megawatts. We currently operate nine of our facilities, seven of which we developed and constructed.

        We also have ownership interests in and will operate four facilities currently under construction in Louisiana, Oklahoma, Idaho and the Dominican Republic. Once these facilities begin operation, we will have ownership interests in a total of 25 domestic - and one international - electric generating facilities that are designed with a total production capability of approximately 6,110 megawatts. Our net equity interest in the total production capability of those 26 facilities will be approximately 3,305 megawatts.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                           THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------------------------------
                                                                       2001                           2000
                                                             ------------------------        -----------------------
                                                                              (dollars in thousands)
        Total operating revenues                             $ 201,205         100.0%        $ 134,783        100.0%
        Operating expenses                                      71,290          35.4            58,801         43.6
        General, administrative and development                 18,601           9.2            12,031          8.9
        Depreciation and amortization                            9,609           4.8            10,886          8.1
                                                             ---------                       ---------

        Operating income                                     $ 101,705          50.5%        $  53,065         39.4%
                                                             =========                       =========

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

    Operating Revenues

        Total operating revenues increased 49.3% to $201.2 million for the three months ended March 31, 2001 as compared to $134.8 million for the three months ended March 31, 2000 as a result of the following:

    - Electric revenue increased approximately $8.8 million as a result of the recognition of electric revenue generated from the Batesville facility, which commenced commercial operation in August 2000 (see Liquidity and Capital Resources -- Other Significant Events, below), and an increase in megawatt hours sold to the purchasing utilities at most of our electric generating facilities. The increase in electric revenue was partially offset by a decrease in electric revenue at three of our facilities as the result of the termination of their power purchase agreements during the second half of 2000.

    - Service revenue increased approximately $3.5 million as a result of an increase in the variable energy rate charged to the purchasing utilities at our Cottage Grove and Whitewater facilities. The increase in the variable energy rate was a direct result of an overall increase in natural gas prices during the three months ended March 31, 2001 as compared to the corresponding period in 2000. The increase in service revenue was partially offset by a decrease in megawatt hours sold to the purchasing utilities at these facilities.

    - Income from unconsolidated investments in power projects decreased approximately $7.3 million primarily as a result of a planned outage at the Northampton facility, an unscheduled outage at the Morgantown facility, losses at the Cedar Bay facility and an increase in maintenance expenses at four project affiliates. These decreases were partially offset by increased earnings at the Birchwood facility.

    - Gain on sale of project interests increased approximately $60.4 million primarily as a result of the sale of a 50% interest in our Ouachita facility on which we recorded revenue of approximately $51.8 million, net of transaction costs, and the sale of our entire interest in the Batesville facility on which we recorded revenue of approximately $8.6 million, net of transaction costs.

    Operating Expenses

        Total operating expenses increased 21.3% to $71.3 million for the three months ended March 31, 2001 as compared to $58.8 million for the three months ended March 31, 2000 as a result of the following:

    - Fuel expense increased approximately $6.3 million as a result of an increase in megawatt hours sold to the purchasing utilities by most of our electric generating facilities. The increase was partially offset by a decrease in fuel expense at three of our facilities as a result of the termination of their power purchase agreements during the second half of 2000.

    - Operations and maintenance costs increased $3.3 million primarily as a result of the commencement of commercial operations at the Batesville facility in August 2000.

    - Cost of services increased $2.9 million as a result of an increase in fuel costs at our Cottage Grove and Whitewater facilities. The increase in fuel costs resulted from an overall increase in natural gas prices during the three months ended March 31, 2001 as compared to the corresponding period of 2000.

    General, Administrative and Development Expenses

        General, administrative and development expenses increased 55.0% to $18.6 million for the three months ended March 31, 2001 as compared to $12.0 million for the three month ended March 31, 2000. This increase is primarily due to an increase in compensation expense related to an increase in the number of corporate employees and an increase in incentive compensation expense related to our increased profitability.

    Interest Expense

        Interest expense increased 27.0% to $29.6 million for the three months ended March 31, 2001 as compared to $23.3 million for the three months ended March 31, 2000. The increase in interest expense is primarily related to incremental interest expense from the inclusion of long-term debt from the Batesville facility which began commercial operations in August 2000, additional borrowings of approximately $25.2 million at our Richmond facility in June 2000, and the issuance of an additional $100.0 million of our 2008 senior notes in September 2000.

The increase in interest expense was offset by a reduction in interest expense at several of our project subsidiaries due to scheduled repayments and retirements of outstanding project financing debt.

LIQUIDITY AND CAPITAL RESOURCES

    Consolidated Information

        The primary components of cash flows from operations for the three months ended March 31, 2001, were as follows (dollars in millions):

    -   Net income......................................................   $ 43.1

    -   Gain on sale of interests in electric generating facilities.....    (60.4)

    -   Deferred income taxes...........................................     27.3

    -   Depreciation and amortization...................................      9.6

        Total cash flows from operations of $25.4 million, proceeds from borrowings of $174.7 and proceeds from sales of interests in electric generating facilities of $112.3 were primarily used to (dollars in millions):

    -   Purchase property, plant and equipment and to fund
        project development costs and turbine deposits..................  $ 242.2

    -   Repay project financing borrowings and long-term debt...........     29.8

    -   Pay dividends...................................................     10.3

        The ability of our project subsidiaries and project affiliates to pay dividends and management fees periodically to Cogentrix Energy is subject to limitations imposed by various financing documents. These limitations generally require that: (1) debt service payments be current, (2) debt service coverage ratios be met, (3) all debt service and other reserve accounts be funded at required levels and (4) there be no default or event of default under the relevant financing documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project affiliate. Management does not believe that these restrictions or limitations will adversely affect Cogentrix Energy's ability to meet its debt obligations.

        Credit Facilities

        We maintain a corporate credit facility with available commitments of $250.0 million. The credit facility matures in October 2003 and is unsecured. The corporate credit facility provides direct advances to, or the issuance of letters of credit for, our benefit in an amount up to $250.0 million. Currently, we have used approximately $122.2 million of the credit available primarily for letters of credit issued in connection with projects we have under construction in Idaho, Oklahoma and the Dominican Republic. The balance of the commitments under the corporate credit facility is available, subject to any limitations imposed by its covenants included in the indentures under which we have issued our senior debt, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

        Two of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. and Cogentrix Mid-America, Inc. ("Mid-America"), formed to hold interests in electric generating facilities acquired in 1999 and 1998, maintain credit agreements with banks to provide for $67.5 million and $25.0 million of revolving credit, respectively. Both credit facilities provide for credit in the form of direct advances, and the Mid-America facility provides for issuances of letters of credit. Including the credit facilities described above, and the revolving credit facility at one of our project subsidiaries, we maintain revolving credit that is non-recourse to Cogentrix Energy, with aggregate commitments of $129.7 million. As of March 31, 2001, we had approximately $27.5 million available under these facilities. The aggregate commitments on these facilities will decrease to $105.4 million by December 31, 2001.

        Other Significant Events

        During February 2001, our wholly-owned subsidiary sold a 50% membership interest in our Ouachita Parish, Louisiana facility currently under construction. In exchange, we received $48.3 million in cash and were relieved of our original equity commitment up to approximately $56.3 million that was previously supported by a letter of credit. We will continue to own 50% of this facility and we will operate the facility upon commercial operations. As part of the purchase of the 50% membership interest, MEP-I, LLC, assumed a proportional share of the net liabilities of Ouachita Power, and the Company recorded a gain of approximately $51.8 million, net of transaction costs related to this sale.

        During March 2001, we sold our entire 51.37% interest in the Batesville facility to NRG Energy, Inc. for $64.0 million in cash. In connection with the sale, we also assigned our responsibility for the operation and maintenance of the Batesville facility to an indirect subsidiary of NRG Energy, Inc. The Company recorded a gain of approximately $8.6 million, net of transaction costs related to this sale.

        During March 2001, we redeemed $20.0 million of our unsecured senior notes due 2004 as required by the terms of the indenture under which these notes were issued. Eighty million of these notes remain outstanding. We are required to redeem an additional $20 million of these notes in 2002.

        We have commitments with a turbine supplier to purchase a specified number of turbines with specified delivery dates. We have made approximately $51.6 million in non-refundable deposits related to these commitments during the first quarter of 2001. Cogentrix Energy expects to make additional progress payments of $61.2 million in 2001 which would be reimbursed from proceeds of financings we anticipate closing.

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

Other Financial Ratio Data

        Set forth below are other financial data and ratios for the periods indicated (in thousands, except ratio data):

                                                                   Last Twelve-Months Ended
                                                           -----------------------------------------
                                                           March 31, 2001             March 31, 2000
                                                           --------------             --------------
        Parent EBITDA                                        $  171,094                  $  93,192
        Parent Fixed Charges                                 $   38,836                  $  32,728
        Parent EBITDA / Parent Fixed Charges                       4.41                       2.85


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

Interest Rate Sensitivity

        We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of March 31, 2001, there have been no significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        One of our indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims, after consultations with various counsel retained to represent the subsidiary in the defense of such claims, and considering all claims resolved to date - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

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

                                       COGENTRIX ENERGY, INC.
                                       (Registrant)



May 15, 2001                           /s/Thomas F. Schwartz
                                       ----------------------------------------
                                       Thomas F. Schwartz
                                       Group Senior Vice President, and
                                         Chief Financial Officer
                                       (Principal Financial and Accounting
                                         Officer)