Form 10-Q
period 2001-06-30
COGENTRIX ENERGY INC
filed 2001-08-10
CIK 917711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2001

Commission File Number:  33-74254

COGENTRIX ENERGY, INC.
 (Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization) 9405 Arrowpoint Boulevard Charlotte, North Carolina (Address of principal executive offices)	56-1853081 (I.R.S. Employer Identification Number) 28273-8110 (Zipcode)
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
[ Ö ] Yes       [   ] No

On August 10, 2001, there were 282,000 shares of common stock, no par value, issued and outstanding.

COGENTRIX ENERGY, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000
(dollars in thousands)
	June 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 172,443	$ 131,834
Restricted cash	16,471	10,269
Accounts receivable	60,647	68,460
Inventories	18,553	15,050
Net assets held for sale	-	53,747
Other current assets	4,990	3,284
Total current assets	273,104	282,644
NET INVESTMENT IN LEASES	499,439	499,774
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $296,411 and $301,825, respectively	385,096	399,832
LAND AND IMPROVEMENTS	5,869	7,053
CONSTRUCTION IN PROGRESS	997,219	607,334
DEFERRED FINANCING COSTS,
net of accumulated amortization of $30,988 and $24,393, respectively	65,509	63,823
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	342,893	346,794
PROJECT DEVELOPMENT COSTS AND TURBINE DEPOSITS	124,859	59,223
OTHER ASSETS	49,119	40,747
	$ 2,743,107	$ 2,307,224

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 85,197	$ 69,483
Accounts payable	19,000	26,458
Accrued compensation	7,288	10,104
Accrued interest payable	9,275	10,336
Accrued dividends payable	-	10,309
Other accrued liabilities	57,887	89,422
Total current liabilities	178,647	216,112
LONG-TERM DEBT	2,104,025	1,726,915
DEFERRED INCOME TAXES	133,955	105,915
MINORITY INTERESTS	87,266	74,249
OTHER LONG-TERM LIABILITIES	25,996	21,355
	2,529,889	2,144,546
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value, 300,000 shares authorized;
282,000 shares issued and outstanding	130	130
Accumulated other comprehensive loss	(2,192)	(1,152)
Accumulated earnings	215,280	163,700
	213,218	162,678
	$ 2,743,107	$ 2,307,224

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated balance sheets.
COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2001 and 2000 (Unaudited)
(dollars in thousands, except share and earnings per common share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
OPERATING REVENUES:
Electric	$ 74,337	$ 78,169	$ 164,951	$ 159,968
Steam	7,251	6,948	15,386	14,488
Lease	11,174	11,192	22,261	22,385
Service	12,186	12,511	29,821	26,601
Income from unconsolidated investment in power
projects, net of premium amortization	9,452	11,341	17,386	26,567
Gain on sales of project interests,
net of transaction costs and other	400	5,081	66,963	10,503
	114,800	125,242	316,768	260,512

OPERATING EXPENSES:
Fuel	28,140	27,068	61,143	53,746
Cost of service	12,432	13,063	30,429	28,199
Operations and maintenance	20,803	21,329	41,856	38,803
General, administrative and development expenses	8,552	7,773	27,153	19,804
Depreciation and amortization	9,617	11,082	19,226	21,968
	79,544	80,315	179,807	162,520
OPERATING INCOME	35,256	44,927	136,961	97,992

OTHER INCOME (EXPENSE):
Interest expense	(21,145)	(23,625)	(50,795)	(46,922)
Investment income and other, net	2,459	1,521	5,337	4,200

INCOME BEFORE MINORITY INTERESTS IN
INCOME AND PROVISION FOR INCOME TAXES	16,570	22,823	91,503	55,270
MINORITY INTERESTS IN INCOME	(2,663)	(2,881)	(7,222)	(5,826)

INCOME BEFORE PROVISION FOR INCOME TAXES	13,907	19,942	84,281	49,444
PROVISION FOR INCOME TAXES	(5,396)	(7,521)	(32,701)	(19,166)

NET INCOME	$ 8,511	$ 12,421	$ 51,580	$ 30,278

EARNINGS PER COMMON SHARE:	$ 30.18	$ 44.05	$ 182.91	$ 107.37

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	282,000	282,000	282,000	282,000

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000 (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 51,580	$ 30,278
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sales of project interests	(58,408)	-
Depreciation and amortization	19,226	21,968
Deferred income taxes	28,702	17,060
Minority interests in income of joint venture, net of dividends	2,529	(807)
Equity in net income of unconsolidated affiliates, net of dividends	3,926	(7,550)
Minimum lease payments received	22,597	22,590
Amortization of unearned lease income	(22,262)	(22,385)
(Increase) decrease in accounts receivable	7,813	(5,502)
Increase in inventories	(3,503)	(2,475)
Increase (decrease) in accounts payable	(7,458)	10,080
Decrease in accrued liabilities	(13,359)	(11,648)
(Increase) decrease in other, net	(7,632)	9,571
Net cash flows provided by operating activities	23,751	61,180

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of project interests	112,300	-
Property, plant and equipment additions	(829)	(1,289)
Construction in progress, project development costs and turbine deposits	(471,282)	(208,563)
Investments in unconsolidated affiliates	-	(1,662)
Decrease (increase) in restricted cash	(6,202)	56,739
Net cash flows used in investing activities	(366,013)	(154,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term debt	433,728	176,790
Repayments of notes payable and long-term debt	(41,302)	(46,487)
Additional investments from minority interests	10,545	-
Increase in deferred financing costs	(8,281)	(15,816)
Decrease (increase) in notes receivable	(1,510)	1,000
Common stock dividends paid	(10,309)	(8,683)
Net cash flows provided by financing activities	382,871	106,804

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,609	13,209

CASH AND CASH EQUIVALENTS, beginning of period	131,834	80,344

CASH AND CASH EQUIVALENTS, end of period	$ 172,443	$ 93,553

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.   Principles of Consolidation and Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc. ("Cogentrix Energy") and its subsidiary companies (collectively, the "Company"). Wholly-owned and majority-owned subsidiaries, including 50%-owned entities in which the Company has effective control through its designation as the managing member or managing partner of these projects, are consolidated. Less-than-majority-owned subsidiaries are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Cogentrix Energy, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated condensed financial statements.

     Information presented as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, the results of operations for the three months and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

     The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent report on Form 10-K for the year ended December 31, 2000, which the Company filed with the Commission on April 2, 2001.

2.    New Accounting Pronouncements

     On January 1, 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS No. 133, as amended, requires the fair value of derivative instruments to be recorded on the balance sheet as an asset or liability. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flow. The fair value of the Company's derivatives is determined by reference to market values from various third party sources. The adoption of SFAS No. 133 did not have a material effect on the consolidated financial statements of the Company. The impact of SFAS No. 133 on the consolidated condensed financial statements is based on the interpretive guidance issued thus far by the FASB. However, the FASB continues to issue guidance that could affect the Company's application of SFAS No. 133 and require adjustments to the amounts and disclosures in the consolidated financial statements.

     The Company uses derivative instruments to manage the risk that changes in interest rates will affect the amount of future interest payments. The Company primarily engages in interest rate swap agreements, under which the Company agrees to pay fixed rates of interest. These contracts are considered hedges against fluctuations in future cash flows associated with changes in interest rates. Accordingly, the interest rate swaps were recorded in the accompanying consolidated balance sheet at their fair value, with the related gains or losses recorded as an adjustment to other comprehensive income. As of June 30, 2001, the Company had recorded approximately $1.0 million, net of deferred taxes, in net deferred losses related to its interest rate swaps in other comprehensive income. The Company currently has interest rate swaps that mature from 2002 through 2006.

     In June 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets to be tested at least annually for impairment based on the specific guidance in SFAS No. 142. The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002, as required, and apply the provisions of SFAS No. 142 to all goodwill and other intangible assets recognized in the consolidated financial statements. SFAS No. 142 requires a transition impairment test of goodwill and other intangibles in conjunction with the initial application. Any resulting impairment loss will be reflected as a change in accounting principle. As of June 30, 2001, the Company had unamortized goodwill and unamortized net purchase price premium in unconsolidated power projects totaling $124.1 million which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to these items was $6.6 million and $3.2 million for the year ended December 31, 2000, and the six months ended June 30, 2001, respectively. Management has not yet determined the impact of SFAS No. 142 on the consolidated financial statements. However, management does not expect SFAS No. 142 to have a material impact on the carrying value of these intangible assets.

3.   Sales of Project Interests

     During February 2001, Ouachita Holdings, Inc. ("Ouachita Holdings"), an indirect, wholly-owned subsidiary of Cogentrix Energy and sole member of Ouachita Power, LLC ("Ouachita Power") sold a 50% membership interest in Ouachita Power to MEP-I, LLC ("MEP-I"), an indirect subsidiary of General Electric Capital Corporation ("GECC"). Ouachita Power is constructing an approximate 816-megawatt, combined-cycle, natural gas-fired electric generating facility located near the city of Sterlington, Louisiana. In exchange for the membership interest, Ouachita Holdings received $48.3 million in cash and was relieved of $56.3 million of its original equity contribution commitment to Ouachita Power. This equity commitment was previously supported by a letter of credit under Cogentrix Energy's corporate credit facility. The Company retains a 50% membership interest in Ouachita Power and will continue to manage and operate the facility as managing member. As part of the purchase of the 50% membership interest, MEP-I assumed a proportional share of the net liabilities of Ouachita Power and the Company recorded a gain of approximately $49.9 million, net of transaction costs related to this sale.

     During March 2001, the Company sold its entire 51.4% interest in an electric generating facility in Batesville, Mississippi to NRG Energy, Inc. In exchange, the Company received $64.0 million and assigned its responsibility for the operation and maintenance of the Batesville facility to an indirect subsidiary of NRG Energy, Inc. The Company recorded a gain of approximately $8.5 million, net of transaction costs related to this sale.

4.   Southaven, Mississippi Facility

     During May 2001, Southaven Power, LLC ("Southaven Power") entered into a credit agreement with a bank, as agent for a group of lending banks, which provides up to $393.5 million in borrowings, a $10.0 million debt service reserve letter of credit and credit support letters of credit up to $60.0 million (the "Credit Agreement"). Southaven Power is owned 100% by an indirect, wholly-owned project subsidiary of Cogentrix Energy. Proceeds from the credit agreement will be used to construct an approximate 810-megawatt, combined-cycle, natural gas-fired generating facility located in Southaven, Mississippi. The Company has committed to provide an equity contribution to the project subsidiary of approximately $98.4 million upon the earliest to occur of (a) an event of default under the Credit Agreement, (b) the incurrence of construction costs after all project financing has been expended or (c) commencement of commercial operations. This equity contribution commitment is supported by a letter of credit, which is provided under Cogentrix Energy's corporate credit facility. The Company expects the Southaven facility, which the Company will operate, to begin operation in 2003. Electricity generated by the Southaven facility will be sold under a 20-year conversion services agreement with PG&E Energy Trading-Power, LP ("Energy Trading"). In addition, Energy Trading will supply fuel to the Southaven facility. An affiliate of Energy Trading, PG&E National Energy Group, Inc. ("NEG") has guaranteed Energy Trading's obligations under the conversion services agreement up to $250.0 million.

     During the construction period, Energy Trading has committed to provide up to $73.8 million in subordinated loans to Southaven Power upon an Energy Trading event of default under the conversion services agreement. The aggregate commitments provided by the banks under the Credit Agreement will be reduced to $319.7 million in conjunction with Energy Trading providing the subordinated loans. An indirect, wholly-owned subsidiary has also committed during commercial operations to provide a contingent equity contribution to Southaven Power up to $17.7 million upon the occurrence of certain conditions including an event of default by Energy Trading or NEG under the conversion services agreement. This contingent equity contribution commitment has been guaranteed by Cogentrix Energy.

     The Credit Agreement has a term equal to the construction period plus four years and accrues interest at the applicable LIBOR rate plus an applicable margin ranging from 1.50% to 1.875%.

5.   Caledonia, Mississippi Facility

     During July 2001, Caledonia Generating, LLC ("Caledonia Generating") entered into a loan and reimbursement agreement with GECC which provides up to $500.0 million in borrowings and up to $60.0 million in credit support letters of credit (the "Loan Agreement"). Caledonia Generating is owned 100% by a wholly-owned project subsidiary of Cogentrix Energy. Proceeds from the Loan Agreement will be used to construct an approximate 810-megawatt, combined-cycle, natural gas-fired generating facility located near Caledonia, Mississippi. The Company has committed to provide an equity contribution to the project subsidiary of $55.6 million upon the earliest to occur of (a) an event of default under the Loan Agreement, (b) the incurrence of construction costs after all project financing has been expended or (c) commencement of commercial operations. This equity contribution commitment is supported by an equity contribution guarantee by Cogentrix Energy. The Company expects the Caledonia facility, which the Company will operate, to begin operations in 2003. Electricity generated by the Caledonia facility will be sold under a 25-year conversion services agreement with Energy Trading. In addition, Energy Trading will supply fuel to the Caledonia facility. An affiliate of Energy Trading, NEG, has guaranteed Energy Trading's obligations under the conversion services agreement up to $250.0 million.

     The Loan Agreement will have a term equal to the construction period plus four years and accrues interest at the applicable LIBOR rate plus an applicable margin ranging from 2.50% to 4.00%.

     In conjunction with entering into the Loan Agreement, Caledonia Generating and its sole member, Cogentrix Caledonia Holdings I, Inc. ("Cogentrix Caledonia"), entered into a membership interest purchase agreement with MEP-III, LLC ("MEP-III"), an indirect wholly-owned subsidiary of GECC, whereby MEP-III has committed, subject to certain conditions, to acquire a 50% membership interest in Caledonia Generating at or around the commercial operations date. In exchange for the membership interest, MEP-III will contribute approximately $55.6 million to Caledonia Generating and pay Cogentrix Caledonia a purchase price to be determined based on Caledonia Generating's project economics at the commercial operation date. The Company retains a 50% membership interest in Caledonia Generating and will continue to manage and operate the facility as managing member.

6.   Claims and Litigation

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

7.   Reclassifications

     Certain amounts included in the accompanying consolidated condensed financial statements for the periods ended June 30, 2000 and as of December 31, 2000, have been reclassified from their original presentation to conform with the presentation as of and for the periods ended June 30, 2001.

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

General

     Cogentrix Energy, Inc. is an independent power producer that through its direct and indirect subsidiaries acquires, develops, owns and operates electric generating plants, principally in the United States. We derive most of our revenue from the sale of electricity, but we also produce and sell steam. We sell the electricity we generate to regulated electric utilities and power marketers, primarily under long-term power purchase agreements or long-term conversion services agreements. We sell the steam we produce to industrial customers with manufacturing or other facilities located near our electric generating plants. We were one of the early participants in the market for electric power generated by independent power producers that developed as a result of energy legislation the United States Congress enacted in 1978. We believe we are one of the larger independent power producers in the United States based on our total project megawatts in operation.

     We currently own - entirely or in part - a total of 23 electric generating facilities in the United States. Our 23 plants are designed to operate at a total production capability of approximately 4,184 megawatts. After taking into account our partial interests in the 17 plants that are not wholly-owned by us, that range from 1.6% to approximately 74.2%, our net ownership interests in the total production capability of our 23 electric generating facilities is approximately 1,891 megawatts. We currently operate 10 of our facilities, eight of which we developed and constructed.

     We also have ownership interests in and will operate five facilities currently under construction in Louisiana, Oklahoma, Mississippi and the Dominican Republic. Once these facilities begin operation, we will have ownership interests in a total of 27 domestic - and one international - electric generating facilities that are designed with a total production capability of approximately 7,730 megawatts. Our net equity interest in the total production capability of those 28 facilities will be approximately 4,924 megawatts.

     Unless the context requires otherwise, references in this report to "we," "us," "our," or "Cogentrix" refer to Cogentrix Energy, Inc. and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix Energy" refers only to Cogentrix Energy, Inc., which is a development and management company that conducts its business primarily through subsidiaries. Cogentrix Energy's subsidiaries that are engaged in the development, ownership or operation of cogeneration facilities are sometimes referred to individually as a "project subsidiary" and collectively as Cogentrix Energy's "project subsidiaries." The unconsolidated affiliates of Cogentrix Energy that are engaged in the ownership and operation of electric generating facilities and in which we have less than a majority interest are sometimes referred to individually as a "project affiliate" or collectively as "project affiliates".

Results of Operations - Three Months and Six Months Ended June 30, 2001 and 2000
	Three Months Ended June 30, 2001 2000				Six Months Ended June 30, 2001 2000
Total operating revenues Operating expense General, administrative and development Depreciation and amortization Operating income	$114,800 61,375 8,552 9,617 $ 35,256	100% 53 7 8 31%	$125,242 61,460 7,773 11,082 $ 44,927	100% 49 6 9 36%	$316,768 133,428 27,153 19,226 $136,961	100% 42 9 6 43%	$260,512 120,748 19,804 21,968 $ 97,992	100% 46 8 8 38%

Three Months Ended June 30, 2001 as compared to Three Months Ended June 30, 2000

   Operating Revenues

     Total operating revenues decreased 8.3% to $114.8 million for the three months ended June 30, 2001 as compared to $125.2 million for the three months ended June 30, 2000 as a result of the following:

-

Electric revenue decreased approximately $3.8 million as a result of the termination of the power purchase agreements at three of our facilities during the second half of 2000. The decrease in electric revenue was partially offset by an increase in megawatt hours sold to the purchasing utilities at most of our electric generating facilities.

-

Income from unconsolidated investments in power projects decreased approximately $1.9 million primarily as a result of a planned outage at the Northampton facility, an unscheduled outage at the Morgantown facility and losses at the Cedar Bay facility. These decreases were partially offset by increased earnings at the Birchwood facility.

   Operating Expenses

     Total operating expenses remained stable at $61.4 million for the three months ended June 30, 2001 as compared to $61.5 million for the three months ended June 30, 2000.

   General, Administrative and Development Expenses

     General, administrative and development expenses increased 10.3% to $8.6 million for the three months ended June 30, 2001 as compared to $7.8 million for the three months ended June 30, 2000. This increase was primarily due to an increase in compensation expense related to an increase in the number of corporate employees, and an increase in incentive compensation expense related to our increased profitability.

   Interest Expense

     Interest expense decreased 10.6% to $21.1 million for the three months ended June 30, 2001 as compared to $23.6 million for the three months ended June 30, 2000. The decrease in interest expense is primarily related to a reduction in interest expense at several of our project subsidiaries due to scheduled repayments, retirements of outstanding project financing debt and decreases in variable interest rates. The decrease in interest expense was offset by additional borrowings of approximately $25.2 million at our Richmond facility during June 2000 and the issuance of an additional $100.0 million of Cogentrix Energy's registered, unsecured 8.75% senior notes due 2008 during September 2000.

Six Months Ended June 30, 2001 as compared to Six Months Ended June 30, 2000

   Operating Revenues

     Total operating revenues increased 21.6% to $316.8 million for the six months ended June 30, 2001 as compared to $260.5 million for the six months ended June 30, 2000 as a result of the following:

-

Electric revenue increased approximately $5.0 million as a result of an increase in megawatt hours sold to the purchasing utilities at most of our electric generating facilities and the recognition of incremental electric revenue generated from the Batesville facility, which commenced commercial operation in August 2000 (see Liquidity and Capital Resources - Other Significant Events, below). The increase in electric revenue was partially offset by a decrease in electric revenue at three of our facilities as the result of the termination of their power purchase agreements during the second half of 2000.

-

Service revenue increased approximately $3.2 million as a result of an increase in the variable energy rate charged to the purchasing utilities at our Cottage Grove and Whitewater facilities. The increase in the variable energy rate was a direct result of overall higher natural gas prices during the six months ended June 30, 2001 as compared to the corresponding period in 2000. The increase in service revenue was partially offset by a decrease in megawatt hours sold to the purchasing utilities at these facilities.

-

Income from unconsolidated investments in power projects decreased approximately $9.2 million primarily as a result of a planned outage at the Northampton facility, an unscheduled outage at the Morgantown facility, losses at the Cedar Bay facility and an increase in maintenance expenses at four facilities. These decreases were partially offset by increased earnings at the Birchwood facility.

-

Gain on sales of project interests, net of transaction costs and other, increased approximately $56.5 million primarily as a result of the sale of a 50% interest in our Ouachita facility on which we recorded revenue of approximately $49.9 million, net of transaction costs, and the sale of our entire interest in the Batesville facility on which we recorded revenue of approximately $8.5 million, net of transaction costs.

   Operating Expenses

     Total operating expenses increased 10.5% to $133.4 million for the six months ended June 30, 2001 as compared to $120.7 million for the six months ended June 30, 2000 as a result of the following:

-

Fuel expense increased approximately $7.4 million as a result of an increase in megawatt hours sold to the purchasing utilities by most of our electric generating facilities. The increase was partially offset by a decrease in fuel expense at three of our facilities as a result of the termination of their power purchase agreements during the second half of 2000.

-

Operations and maintenance costs increased $3.1 million primarily as a result of increased start-up activities at two facilities nearing completion and the commencement of commercial operations at the Batesville facility in August 2000.

-

Cost of services increased $2.2 million as a result of an increase in fuel costs at our Cottage Grove and Whitewater facilities. The increase in fuel costs resulted from overall higher natural gas prices during the six months ended June 30, 2001 as compared to the corresponding period of 2000.

   General, Administrative and Development Expenses

     General, administrative and development expenses increased 37.4% to $27.2 million for the six months ended June 30, 2001 as compared to $19.8 million for the six months ended June 30, 2000. This increase is primarily due to an increase in compensation expense related to an increase in the number of corporate employees and an increase in incentive compensation expense related to our increased profitability.

   Interest Expense

     Interest expense increased 8.3% to $50.8 million for the six months ended June 30, 2001 as compared to $46.9 million for the six months ended June 30, 2000. The increase in interest expense is primarily related to incremental interest expense from the inclusion of long-term debt from the Batesville facility which began commercial operations in August 2000, additional borrowings of approximately $25.2 million at our Richmond facility in June 2000, and the issuance of an additional $100.0 million of Cogentrix Energy's registered, unsecured 8.75% senior notes due 2008 in September 2000. The increase in interest expense was offset by a reduction in interest expense at several of our project subsidiaries due to scheduled repayments and retirements of outstanding project financing debt.

Liquidity and Capital Resources

   Consolidated Information

     The primary components of cash flows from operations for the six months ended June 30, 2001, were as follows (dollars in millions):

Net income Gain on sales of project interests Deferred income taxes Depreciation and amortization	$ 51.6 (58.4) 28.7 19.2

     Total cash flows from operations of $23.8 million, proceeds from borrowings of $433.7 million, additional investments from minority interests of $10.5 million and proceeds from sales of project interests of $112.3 million were primarily used to (dollars in millions):

Purchase property, plant and equipment and to fund project development costs and turbine deposits Repay project financing borrowings and long-term debt Pay dividends Pay deferred financing costs	$ 472.1 41.3 10.3 8.3

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

    Credit Facilities

     We maintain a corporate credit facility with available commitments of $250.0 million. The credit facility matures in October 2003 and is unsecured. The corporate credit facility provides direct advances to, or the issuance of letters of credit for, our benefit in an amount up to $250.0 million. Currently, we have used approximately $220.3 million of the credit available primarily for letters of credit issued in connection with projects we have under construction in Idaho, Oklahoma, Mississippi and the Dominican Republic. The balance of the commitments under the corporate credit facility is available, subject to any limitations imposed by its covenants included in the indentures under which we have issued our senior debt, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

     Two of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. and Cogentrix Mid-America, Inc. ("Mid-America"), formed to hold interests in electric generating facilities acquired in 1999 and 1998, maintain credit agreements with banks to provide for $67.5 million and $25.0 million of revolving credit, respectively. Both credit facilities provide for credit in the form of direct advances, and the Mid-America facility provides for issuances of letters of credit. Including the credit facilities described above, and the revolving credit facility at one of our project subsidiaries, we maintain revolving credit that is non-recourse to Cogentrix Energy, with aggregate commitments of $124.1 million. As of June 30, 2001, we had approximately $21.9 million available under these facilities. The aggregate commitments on these facilities will decrease to $105.4 million by December 31, 2001.

   Other Significant Events

     During May 2001, one of our project subsidiaries entered into a credit agreement with a bank, as agent for a group of lending banks, which provides up to $393.5 million in borrowings, a $10.0 million debt service reserve letter of credit and credit support letters of credit up to $60.0 million. Proceeds from the credit agreement will be used to construct an approximate 810-megawatt, combined-cycle, natural gas-fired generating facility located in Southaven, Mississippi. We have committed to provide an equity contribution to the project subsidiary of approximately $98.4 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) the incurrence on construction costs after all project financing has been expended or (c) commencement of commercial operations. This equity contribution commitment is supported by a letter of credit, which is provided under our corporate credit facility. We have also committed to provide a contingent equity contribution to the project subsidiary of up to approximately $17.7 million. This contingent equity contribution commitment is supported by a guarantee from Cogentrix Energy and must be contributed upon the occurrence of certain conditions including an event of default by the purchaser or guarantor under the project subsidiary's conversion services agreement. We expect the Southaven facility, which we will operate, to begin operation in the second quarter of 2003.

     During July 2001, one of our project subsidiaries entered into a credit agreement with a financial institution which provides up to $500.0 million in borrowings and up to $60.0 million in credit support letters of credit. Proceeds from this credit agreement will be used to construct an approximate 810-megawatt, combined-cycle, natural gas-fired generating facility located near Caledonia, Mississippi. We have committed to provide an equity contribution to the project subsidiary of approximately $55.6 million upon the earliest to occur of (a) an event of default under the credit agreement, (b) the incurrence of construction costs after all project financing has been expended or (c) commencement of commercial operations. This equity contribution commitment is supported by an equity contribution guarantee by Cogentrix Energy. We expect the Caledonia facility, which we will operate, to begin operations in 2003.

     During February 2001, we sold a 50% membership interest in our Ouachita Parish, Louisiana facility currently under construction. In exchange, we received $48.3 million in cash and were relieved of our original equity commitment up to approximately $56.3 million that had been supported by a letter of credit issued under our corporate credit facility. We have retained a 50% ownership of this facility and will operate this facility upon commercial operations. As part of the purchase of the 50% membership interest, MEP-I, LLC assumed a proportionate share of the net liabilities of Ouachita Power, and we recorded a gain of approximately $49.9 million, net of transaction costs related to this sale.

     During March 2001, we sold our entire 51.4% interest in the Batesville facility to NRG Energy, Inc. for $64.0 million in cash. In connection with the sale, we also assigned our responsibility for the operation and maintenance of the Batesville facility to an indirect subsidiary of NRG Energy, Inc. The Company recorded a gain of approximately $8.5 million, net of transaction costs related to this sale.

     During March 2001, we redeemed $20.0 million of our unsecured senior notes due 2004 as required by the terms of the indenture under which these notes were issued. Eighty million dollars of these notes remain outstanding. We are required to redeem an additional $20.0 million of these notes in March 2002.

     We currently have commitments with a turbine supplier to purchase a specified number of turbines with specified delivery dates. We made approximately $44.3 million in non-refundable deposits related to these commitments during the first and second quarters of 2001. We expect to make additional progress payments of $42.1 million in 2001, which would be reimbursed from proceeds of financings we anticipate closing for future projects.

     For the fiscal year ended December 31, 2000, our board of directors declared a dividend on our outstanding common stock of $10.3 million. The dividend was paid in March 2001. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures for our two issues of senior notes and our corporate credit facility, our ability to pay dividends and make other distributions to our shareholders is restricted.

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

   Other Financial Ratio Data

     Set forth below are other financial data and ratios for the periods indicated (in thousands, except ratio data):

Last Twelve Months Ended June 30, 2001 June 30, 2000
Parent EBITDA Parent Fixed Charges Parent EBITDA / Parent Fixed Charges	$166,229 $40,735 4.08	$113,344 $33,094 3.42

     Parent EBITDA represents cash flow to Cogentrix Energy prior to debt service and income taxes of Cogentrix Energy. Parent Fixed Charges include cash payments made by Cogentrix Energy related to outstanding indebtedness of Cogentrix Energy and the cost of funds associated with Cogentrix Energy's guarantees of some of its subsidiaries' indebtedness. Parent EBITDA is not presented here as a measure of operating results. Our management believes Parent EBITDA is a useful measure of Cogentrix Energy's ability to service debt. Parent EBITDA should not be construed as an alternative either (a) to operating income (determined in accordance with accounting principles generally accepted in the United States) or (b) to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United States).

   Interest Rate Sensitivity

     We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. During June 2001, one of our project subsidiaries entered into two swap agreements covering, in aggregate, $40.0 million of project debt. The agreements call for our project subsidiary to pay a fixed-rate of interest during the term of the agreement which expires in June 2006. As of June 30, 2001, there have been no other significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Cogentrix Energy, Inc. (3.1) (1)
3.2	Amended and Restated Bylaws of Cogentrix Energy, Inc., as amended. (3.2) (5)
4.1	Indenture, dated as of March 15, 1994, between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note (4.1) (2)
4.2	Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note (4.2) (3)
4.3	First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.3) (3)
4.6	Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) (4)
10.1	Equity Contribution Guarantee, dated as of July 20, 2001, made by Cogentrix Energy, Inc., in favor of Caledonia Generating, LLC and First Union National Bank, as security agent.

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
August 10, 2001	COGENTRIX ENERGY, INC. (Registrant) s/Thomas F. Schwartz Thomas F. Schwartz Group Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)