Form 10-Q/A
period 2001-09-30
COGENTRIX ENERGY INC
filed 2001-11-19
CIK 917711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2001

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
[ Ö ] Yes       [   ] No

On November 19, 2001, there were 282,000 shares of common stock, no par value, issued and outstanding.

COGENTRIX ENERGY, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
September 30, 2001 and December 31, 2000
(Dollars in thousands)
	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 224,947	$ 131,834
Restricted cash	41,152	10,269
Accounts receivable	68,700	68,460
Inventories	19,557	15,050
Net assets held for sale	-	53,747
Other current assets	4,125	3,284
Total current assets	358,481	282,644
NET INVESTMENT IN LEASES	499,313	499,774
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $304,775 and $301,825, respectively	505,841	399,832
LAND AND IMPROVEMENTS	9,200	7,053
CONSTRUCTION IN PROGRESS	1,193,886	607,334
DEFERRED FINANCING COSTS, net of accumulated amortization of $35,646 and $24,393, respectively	67,567	63,823
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	346,811	346,794
PROJECT DEVELOPMENT COSTS AND TURBINE DEPOSITS	76,547	59,223
OTHER ASSETS	43,152	40,747
	$ 3,100,798	$ 2,307,224
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 127,721	$ 69,483
Accounts payable	22,504	26,458
Accrued compensation	15,031	10,104
Accrued interest payable	21,693	10,336
Accrued dividends payable	-	10,309
Accrued construction in progress	62,966	71,201
Other accrued liabilities	13,134	18,221
Total current liabilities	263,049	216,112
LONG-TERM DEBT	2,350,463	1,726,915
DEFERRED INCOME TAXES	135,624	105,915
MINORITY INTERESTS	95,602	74,249
OTHER LONG-TERM LIABILITIES	29,673	21,355
	2,874,411	2,144,546
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value, 300,000 shares authorized; 282,000 shares issued and outstanding	130	130
Accumulated other comprehensive loss	(4,627)	(1,152)
Accumulated earnings	230,884	163,700
	226,387	162,678
	$ 3,100,798	$ 2,307,224

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands, except share and earnings per common share amounts)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2001	2000	2001	2000

OPERATING REVENUES:
Electric	$ 85,143	$ 95,725	$ 250,095	$ 255,693
Steam	6,935	6,226	22,321	20,715
Lease	11,172	11,188	33,433	33,573
Service	14,029	14,156	43,850	40,757
Income from unconsolidated investment in power projects, net of premium amortization	8,953	8,338	26,339	34,905
Gain on sales of project interests, net of transaction costs and other	9,047	18,432	73,166	26,259
	135,279	154,065	449,204	411,902

OPERATING EXPENSES:
Fuel	29,670	29,290	90,814	83,036
Cost of service	12,831	14,085	43,259	42,284
Operations and maintenance	19,983	24,095	58,995	60,223
General, administrative and development expenses	15,194	9,374	42,346	29,178
Depreciation and amortization	9,866	14,150	29,093	36,118
	87,544	90,994	264,507	250,839
OPERATING INCOME	47,735	63,071	184,697	161,063

OTHER INCOME (EXPENSE):
Interest expense	(21,823)	(27,126)	(72,618)	(74,048)
Investment income and other, net	2,741	(3,171)	8,078	1,029
INCOME BEFORE MINORITY INTERESTS IN INCOME AND PROVISION FOR INCOME TAXES	28,653	32,774	120,157	88,044
MINORITY INTERESTS IN INCOME	(3,157)	(2,225)	(10,379)	(8,050)
INCOME BEFORE PROVISION FOR INCOME TAXES	25,496	30,549	109,778	79,994
PROVISION FOR INCOME TAXES	(9,893)	(12,110)	(42,594)	(31,276)
NET INCOME	$ 15,603	$ 18,439	$ 67,184	$ 48,718
EARNINGS PER COMMON SHARE	$ 55.33	$ 65.39	$ 238.24	$ 172.76

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	282,000	282,000	282,000	282,000

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 67,184	$ 48,718
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of project interests and other	(65,922)	-
Depreciation and amortization	29,093	36,118
Deferred income taxes	31,775	22,859
Impairment of note receivable	-	6,102
Minority interests in income of joint ventures, net of dividends	5,632	1,417
Equity in net income of unconsolidated affiliates	(23,935)	(32,721)
Dividends received from unconsolidated affiliates	23,918	21,398
Minimum lease payments received	33,894	33,885
Amortization of unearned lease income	(33,433)	(33,573)
(Increase) decrease in accounts receivable	7,274	(7,983)
Increase in inventories	(4,507)	(1,970)
Increase (decrease) in accounts payable	(3,954)	3,704
Increase in accrued liabilities	10,409	1,359
(Increase) decrease in other, net	(1,162)	4,802
Net cash flows provided by operating activities	76,266	104,115

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of project interests	112,300	-
Property, plant and equipment additions	(3,799)	(1,550)
Construction in progress, project development costs and turbine deposits	(731,677)	(334,342)
Investments in unconsolidated affiliates	-	(1,669)
Decrease (increase) in restricted cash	(30,883)	4,731
Net cash flows used in investing activities	(654,059)	(332,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term debt	759,691	458,088
Repayments of notes payable and long-term debt	(78,495)	(110,928)
Additional investments from minority interests	16,823	-
Increase in deferred financing costs	(14,997)	(25,001)
(Increase) decrease in note receivable	(1,807)	1,000
Common stock dividends paid	(10,309)	(8,683)
Net cash flows provided by financing activities	670,906	314,476

NET INCREASE IN CASH AND CASH EQUIVALENTS	93,113	85,761
CASH AND CASH EQUIVALENTS, beginning of period	131,834	80,344
CASH AND CASH EQUIVALENTS, end of period	$ 224,947	$ 166,105

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

     Information presented as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

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

2.    New Accounting Pronouncements

     On January 1, 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS No. 133, as amended, requires the fair value of derivative instruments to be recorded on the balance sheet as an asset or liability. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flow. The fair value of the Company's derivatives is determined by reference to market values from various third party sources. The adoption of SFAS No. 133 did not have a material effect on the consolidated financial statements of the Company. The impact of SFAS No. 133 on the consolidated condensed financial statements is based on the interpretive guidance issued thus far by the FASB. However, the FASB continues to issue guidance that could affect the Company's application of SFAS No. 133 and require adjustments to the amounts and disclosures in the consolidated financial statements.

     The Company uses derivative instruments to manage the risk that changes in interest rates will affect the amount of future interest payments. The Company primarily engages in interest rate swap agreements, under which the Company agrees to pay fixed rates of interest. These contracts are considered hedges against fluctuations in future cash flows associated with changes in interest rates. Accordingly, the interest rate swaps were recorded in the accompanying consolidated balance sheet at their fair values, with the related gains or losses recorded as an adjustment to other comprehensive loss. As of September 30, 2001, the Company had recorded approximately $3.5 million, net of deferred taxes, in net deferred losses related to its interest rate swaps in other comprehensive loss. The Company currently has interest rate swaps that mature from 2002 through 2006.

     In June 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets to be tested at least annually for impairment based on the specific guidance in SFAS No. 142. The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002, as required, and apply the provisions of SFAS No. 142 to all goodwill and other intangible assets recognized in the consolidated financial statements. SFAS No. 142 requires a transition impairment test of goodwill and other intangibles in conjunction with the initial application. Any resulting impairment loss will be reflected as a change in accounting principle. As of September 30, 2001, the Company had unamortized goodwill and unamortized net purchase price premium in unconsolidated power projects totaling $154.6 million which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to these items was $6.6 million and $4.8 million for the year ended December 31, 2000, and the nine months ended September 30, 2001, respectively. Management has not yet determined the impact adoption of SFAS No. 142 will have on the consolidated financial statements, but does not expect SFAS No. 142 to have a material impact on the carrying value of these intangible assets.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

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

     During the construction period, Energy Trading has committed to provide up to $73.8 million in subordinated loans to Southaven Power upon an Energy Trading event of default under the conversion services agreement. The aggregate commitments provided by the banks under the Credit Agreement will be reduced to $319.7 million in conjunction with Energy Trading providing the subordinated loans. An indirect, wholly-owned subsidiary of Cogentrix Energy has also committed during commercial operations to provide a contingent equity contribution to Southaven Power up to $17.7 million upon the occurrence of certain conditions including an event of default by Energy Trading or NEG under the conversion services agreement. This contingent equity contribution commitment has been guaranteed by Cogentrix Energy.

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

     In conjunction with entering into the Loan Agreement, Caledonia Generating and its sole member, Cogentrix Caledonia Holdings I, Inc. ("Cogentrix Caledonia"), entered into a membership interest purchase agreement with MEP-III, LLC ("MEP-III"), an indirect wholly-owned subsidiary of GECC, whereby MEP-III has committed, subject to certain conditions, to acquire a 50% membership interest in Caledonia Generating at or around the commercial operations date. In exchange for the membership interest, MEP-III will contribute approximately $55.6 million to Caledonia Generating and pay Cogentrix Caledonia a purchase price to be determined based on Caledonia Generating's project economics at the commercial operations date. The Company retains a 50% membership interest in Caledonia Generating and will continue to manage and operate the facility as managing member.

6.   Rathdrum, Idaho Facility

     During September 2001, the Company completed construction and commenced commercial operations on Rathdrum Power, LLC ("Rathdrum Power"), a 270-megawatt, combined-cycle, natural gas-fired generating facility located in Rathdrum, Idaho. Rathdrum Power is owned 51% by Cogentrix of Rathdrum, Inc. ("Cogentrix of Rathdrum"), a wholly-owned project subsidiary of Cogentrix Energy and 49% by Avista Rathdrum, LLC ("Avista Rathdrum"). In connection with the acquisition of its member's interest, Avista Rathdrum paid Cogentrix of Rathdrum approximately $7.5 million upon the commercial operations date.

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

8.   Reclassifications

     Certain amounts included in the accompanying consolidated condensed financial statements for the periods ended September 30, 2000 and as of December 31, 2000, have been reclassified from their original presentation to conform with the presentation as of and for the periods ended September 30, 2001.

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

     We currently own - entirely or in part - a total of 24 electric generating facilities in the United States and one in the Dominican Republic. Our 25 plants are designed to operate at a total production capability of approximately 5,294 megawatts. After taking into account our partial interests in the 19 plants that are not wholly-owned by us, that range from 1.6% to approximately 74.2%, our net ownership interests in the total production capability of our 25 electric generating facilities is approximately 2,896 megawatts. We currently operate 12 of our facilities, ten of which we developed and constructed.

     We also have ownership interests in and will operate three facilities currently under construction in Louisiana and Mississippi. Once these facilities begin operation, we will have ownership interests in a total of 27 domestic - and one international - electric generating facilities that are designed with a total production capability of approximately 7,730 megawatts. Our net equity interest in the total production capability of those 28 facilities will be approximately 4,924 megawatts.

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

Results of Operations - Three Months and Nine Months Ended September 30, 2001 and 2000
	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2000		2001		2000
Total operating revenues	$135,279	100%	$154,065	100%	$449,204	100%	$411,902	100%

Operating Costs	62,484	46%	67,470	44%	193,068	43%	185,543	45%
General, administrative and development	15,194	11%	9,374	6%	42,346	9%	29,178	7%
Depreciation and amortization	9,866	7%	14,150	9%	29,093	6%	36,118	9%
	-
Operating Income	$ 47,735	35%	$ 63,071	41%	$184,697	41%	$161,063	39%

Three Months Ended September 30, 2001 as Compared to Three Months Ended September 30, 2000

   Operating Revenues

     Total operating revenues decreased 12.2% to $135.3 million for the three months ended September 30, 2001 as compared to $154.1 million for the three months ended September 30, 2000 as a result of the following:

-

Electric revenue decreased approximately $10.6 million as a result of the termination of the power purchase agreements at three of our facilities during the second half of 2000 and the sale, in March 2001, of our ownership in the Batesville facility which commenced commercial operations in the third quarter of 2000. The decrease in electric revenue was partially offset by an increase in megawatt hours sold to the purchasing utilities at most of our electric generating facilities.

-

Gain on sales of project interests, net of transaction costs and other decreased approximately $9.4 million as a result of the sale and termination of our power purchase agreement at our Ringgold, Pennsylvania facility in the third quarter of 2000 on which we recorded other operating income of approximately $13.1 million, net of transaction costs. This was offset by $7.5 million of gain on sale of project interests related to a payment received from our partner in the Rathdrum, Idaho facility.

   Operating Expenses

     Total operating expenses decreased 7.4% to $62.5 million for the three months ended September 30, 2001 as compared to $67.5 million for the three months ended September 30, 2000 as a result of the following:

-

Operations and maintenance costs decreased $4.1 million primarily because we did not have an ownership interest in the Batesville facility in the third quarter of 2001. We sold our ownership interest in this facility, which commenced commercial operations in August 2000, in March 2001.

-

Cost of services decreased $1.3 million as a result of a decrease in the variable energy rate charged to the purchasing utilities as a result of a decrease in natural gas prices at the Cottage Grove and Whitewater facilities. This decrease was partially offset by an increase in megawatt hours sold to the purchasing utilities by these facilities.

   General, Administrative and Development Expenses

     General, administrative and development expenses increased 61.7% to $15.2 million for the three months ended September 30, 2001 as compared to $9.4 million for the three months ended September 30, 2000. This increase was primarily due to an increase in incentive compensation expense related to our increased profitability and the attainment of certain performance targets and an increase in compensation expense related to an increase in the number of corporate employees.

   Interest Expense

     Interest expense decreased 19.6% to $21.8 million for the three months ended September 30, 2001 as compared to $27.1 million for the three months ended September 30, 2000. The decrease in interest expense is primarily related to a reduction in interest expense at several of our project subsidiaries due to scheduled repayments and early retirements of outstanding project financing debt and decreases in variable interest rates. The decrease in interest expense was offset by the issuance of an additional $100.0 million of Cogentrix Energy's registered, unsecured 8.75% senior notes due 2008 during September 2000.

Nine Months Ended September 30, 2001 as Compared to Nine Months Ended September 30, 2000

   Operating Revenues

     Total operating revenues increased 9.1% to $449.2 million for the nine months ended September 30, 2001 as compared to $411.9 million for the nine months ended September 30, 2000 as a result of the following:

-

Electric revenue decreased approximately $5.8 million as a result of a decrease in electric revenue at three of our facilities as the result of the termination of the power purchase agreements at three of our facilities during the second half of 2000. The decrease in electric revenue was partially offset by an increase in megawatt hours sold to the purchasing utilities at most of our electric generating facilities and the recognition of incremental electric revenue generated from the Batesville facility, which commenced commercial operation in August 2000 (see Liquidity and Capital Resources - Other Significant Events, below).

-

Service revenue increased approximately $3.1 million as a result of an increase in the variable energy rate charged to the purchasing utilities at our Cottage Grove and Whitewater facilities. The increase in the variable energy rate was a direct result of overall higher natural gas prices during the nine months ended September 30, 2001 as compared to the corresponding period in 2000. The increase in the variable energy rate was partially offset by a decrease in megawatt hours sold to the purchasing utilities at these facilities.

-

Income from unconsolidated investments in power projects decreased approximately $8.6 million primarily as a result of a planned outage and a fuel plan modification at the Northampton facility, an unscheduled outage at the Morgantown facility, losses at the Cedar Bay facility and an increase in maintenance expenses at four facilities. These decreases were partially offset by increased earnings at the Birchwood facility.

-

Gain on sales of project interests, net of transaction costs and other, increased approximately $46.9 million primarily as a result of the sale of a 50% interest in our Ouachita facility on which we recorded revenue of approximately $49.9 million, net of transaction costs, the sale of our entire interest in the Batesville facility on which we recorded revenue of approximately $8.5 million, net of transaction costs and $7.5 million of gain on sale of project interests related to a payment received from our partner in the Rathdrum, Idaho facility. These increases were partially offset by the recognition of $13.1 million in 2000 from the termination of the power purchase agreement at our Ringgold, Pennsylvania facility.

   Operating Expenses

     Total operating expenses increased 4.1% to $193.1 million for the nine months ended September 30, 2001 as compared to $185.5 million for the nine months ended September 30, 2000 as a result of the following:

-

Fuel expense increased approximately $7.8 million as a result of an increase in megawatt hours sold to the purchasing utilities by most of our electric generating facilities. The increase was partially offset by a decrease in fuel expense at three of our facilities as a result of the termination of their power purchase agreements during the second half of 2000.

   General, Administrative and Development Expenses

     General, administrative and development expenses increased 44.9% to $42.3 million for the nine months ended September 30, 2001 as compared to $29.2 million for the nine months ended September 30, 2000. This increase is primarily due to an increase in incentive compensation expense related to our increased profitability and the attainment of certain performance targets and an increase in compensation expense related to an increase in the number of corporate employees.

   Interest Expense

     Interest expense decreased 1.9% to $72.6 million for the nine months ended September 30, 2001 as compared to $74.0 million for the nine months ended September 30, 2000. The increase in interest expense is primarily related to reductions in variable interest rates and scheduled repayments and early retirements of outstanding project financing debt at several of our project subsidiaries. The decrease in interest expense was offset by the issuance of an additional $100.0 million of Cogentrix Energy's registered, unsecured 8.75% senior notes due 2008 in September 2000.

Liquidity and Capital Resources

   Consolidated Information

     The primary components of cash flows from operations for the nine months ended September 30, 2001, were as follows (dollars in millions):

Net income Gain on sales of project interests Deferred income taxes Depreciation and amortization	$67.2 (65.9) 31.8 29.1

     Total cash flows from operations of $78.0 million, proceeds from borrowings of $759.7 million, additional investments from minority interests of $16.8 million and proceeds from sales of project interests of $112.3 million were primarily used to (dollars in millions):

Purchase property, plant and equipment and to fund
   project development costs and turbine deposits
Repay project financing borrowings and long-term debt
Pay dividends
Pay deferred financing costs
Fund escrow

$735.5 78.5 10.3 15.0 30.9

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

    Credit Facilities

     We maintain a corporate credit facility with available commitments of $250.0 million. The credit facility matures in October 2003 and is unsecured. The corporate credit facility provides direct advances to, or the issuance of letters of credit for, our benefit in an amount up to $250.0 million. Currently, we have used approximately $215.8 million of the credit available primarily for letters of credit issued in connection with projects we have under construction. The balance of the commitments under the corporate credit facility is available, subject to any limitations imposed by its covenants included in the indentures under which we have issued our senior debt, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

     Two of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. and Cogentrix Mid-America, Inc. ("Mid-America"), formed to hold interests in electric generating facilities acquired in 1999 and 1998, maintain credit agreements with banks to provide for $60.0 million and $25.0 million of revolving credit, respectively. Both credit facilities provide for credit in the form of direct advances, and the Mid-America facility provides for issuances of letters of credit. Including the credit facilities described above, and the revolving credit facility at one of our project subsidiaries, we maintain revolving credit that is non-recourse to Cogentrix Energy, with aggregate commitments of $111.0 million. As of September 30, 2001, we had approximately $36.0 million available under these facilities. The aggregate commitments on these facilities will decrease to $105.4 million by December 31, 2001.

   Other Significant Events

     During May 2001, one of our project subsidiaries entered into a credit agreement with a bank, as agent for a group of lending banks, which provides up to $395.3 million in borrowings, a $10.0 million debt service reserve letter of credit and credit support letters of credit up to $60.0 million. Proceeds from the credit agreement will be used to construct an approximate 810-megawatt, combined-cycle, natural gas-fired generating facility located in Southaven, Mississippi. We have committed to provide an equity contribution to the project subsidiary of approximately $98.4 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) the incurrence on construction costs after all project financing has been expended or (c) commencement of commercial operations. This equity contribution commitment is supported by a letter of credit, which is provided under our corporate credit facility. We have also committed to provide a contingent equity contribution to the project subsidiary of up to approximately $17.7 million. This contingent equity contribution commitment is supported by a guarantee from Cogentrix Energy and must be contributed upon the occurrence of certain conditions including an event of default by the purchaser or guarantor under the project subsidiary's conversion services agreement. We expect the Southaven facility, which we will operate, to begin operation in 2003.

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

     We currently have commitments with a turbine supplier to purchase a specified number of turbines with specified delivery dates. We made approximately $60.0 million in non-refundable deposits related to these commitments during the first nine months of 2001. We expect to make additional progress payments of $26.1 million in 2001, which would be reimbursed from proceeds of financings we anticipate closing for future projects.

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

     The Company is presently evaluating, with the assistance of investment bankers, strategic alternatives in order to maximize shareholder value. Such alternatives may include a sale of all or a portion of the Company's stock or assets. There can be no assurance that any strategic transaction will be agreed upon or effected.

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

     Our other facilities have tolling arrangements in place to minimize the impact of fluctuating fuel prices. Under these tolling arrangements, each customer is typically obligated to supply and pay for fuel necessary to generate the electrical output expected to be dispatched by the customer.

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

   Other Financial Ratio Data

     Set forth below are other financial data and ratios for the periods indicated (in thousands, except ratio data):

Twelve Months Ended
September 30, 2001
Parent EBITDA	$175,264
Parent fixed Charges	$42,522
Parent EBITDA / Parent Fixed Charges	4.12

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

   Interest Rate Sensitivity

     We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. During June 2001, one of our project subsidiaries entered into two swap agreements covering, in aggregate, $40.0 million of project debt. The agreements call for our project subsidiary to pay a fixed-rate of interest during the term of the agreement which expires in June 2006. As of September 30, 2001, there have been no other significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Cogentrix Energy, Inc. (3.1) (1)
3.2	Amended and Restated Bylaws of Cogentrix Energy, Inc., as amended. (3.2) (5)
4.1	Indenture, dated as of March 15, 1994, between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note (4.1) (2)
4.2	Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note (4.2) (3)
4.3	First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.3) (3)
4.6	Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) (4)
10.1	Form of Profit-Sharing Plan (I) - Amendment Agreement dated as of August 16, 2001.
10.2	Form of Profit-Sharing Plan (II) - Amendment Agreement dated as of August 16, 2001.
10.3	Amendment to Employment Agreement, dated as of May 1, 1997 and amended on September 21, 2001, between Mark F. Miller and Cogentrix Energy, Inc.
10.4	Cogentrix Energy, Inc. Variable Transaction Bonus Program, dated as of September 1, 2001 (*)
10.5	Cogentrix Energy, Inc. Select Management Committee Members Transaction Bonus Program, dated as of September 1, 2001.

       Reports on Form 8-K
       No reports on Form 8-K were filed during the quarter covered by this report.

*	Certain portions of this exhibit have been omitted pursuant to requests for confidential treatment.
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
November 19, 2001	COGENTRIX ENERGY, INC. (Registrant) s/Thomas F. Schwartz Thomas F. Schwartz Group Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)