Form 10-Q
period 2002-03-31
COGENTRIX ENERGY INC
filed 2002-05-13
CIK 917711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

          Number of shares of Common Stock, no par value, outstanding at May 13, 2002:           282,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

COGENTRIX ENERGY, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED BALANCE SHEETS March 31, 2002 and December 31, 2001 (Dollars in thousands)
ASSETS	March 31, December 31, 2002 2001 (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 109,494	$ 170,656
Restricted cash	89,715	93,107
Accounts receivable	94,268	69,537
Inventories	24,928	27,550
Other current assets	3,343	3,001
Total current assets	321,748	363,851
NET INVESTMENT IN LEASES	498,534	499,182
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $313,846 and $301,539, respectively	1,078,432	669,371
LAND AND IMPROVEMENTS	14,311	13,999
CONSTRUCTION IN PROGRESS	465,823	767,512
DEFERRED FINANCING COSTS, net of accumulated amortization of $38,819 and $35,423, respectively	57,368	60,582
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	338,333	338,097
PROJECT DEVELOPMENT COSTS AND TURBINE DEPOSITS	106,498	104,677
OTHER ASSETS	82,277	69,234
	$2,963,324	$2,886,505
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 162,317	$ 167,349
Accounts payable	19,951	26,634
Accrued compensation	3,611	20,096
Accrued interest payable	25,423	10,685
Accrued dividends payable	13,491	-
Accrued construction costs	71,776	73,770
Other accrued liabilities	6,472	7,939
Total current liabilities	303,041	306,473
LONG-TERM DEBT	2,146,062	2,081,429
DEFERRED INCOME TAXES	147,785	138,767
MINORITY INTERESTS	116,074	111,874
OTHER LONG-TERM LIABILITIES	29,715	29,947
	2,742,677	2,668,490
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value, 300,000 shares authorized;
282,000 shares issued and outstanding	130	130
Notes receivable from shareholders	(4,000)	(4,000)
Accumulated other comprehensive loss	(6,754)	(9,272)
Accumulated earnings	231,271	231,157
	220,647	218,015
	$2,963,324	$2,886,505

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2002 and 2001
(Dollars in thousands, except share and earnings per common share amounts)
(Unaudited)

	Three Months Ended March 31, 2002 2001
OPERATING REVENUES:
Electric	$ 92,505	$ 90,614
Steam	8,575	8,134
Lease	24,180	11,088
Service	12,868	17,635
Income from unconsolidated investment in power
projects, net of premium amortization during 2001	12,123	7,933
Gain on sales of project interests,
net of transaction costs and other	3,691	65,801
	153,942	201,205

OPERATING EXPENSES:
Fuel	33,180	33,003
Cost of service	15,173	17,996
Operations and maintenance	20,852	20,291
General, administrative and development expenses	15,008	18,601
Merger-related costs	1,120	-
Depreciation and amortization	14,039	9,609
	99,372	99,500

OPERATING INCOME	54,570	101,705

OTHER INCOME (EXPENSE):
Interest expense	(29,012)	(29,649)
Investment income and other, net	1,044	2,878

INCOME BEFORE MINORITY INTERESTS IN
INCOME AND PROVISION FOR INCOME TAXES	26,602	74,934

MINORITY INTERESTS IN INCOME	(4,373)	(4,559)

INCOME BEFORE PROVISION FOR INCOME TAXES	22,229	70,375

PROVISION FOR INCOME TAXES	(8,624)	(27,306)

NET INCOME	$ 13,605	$ 43,069

EARNINGS PER COMMON SHARE	$ 48.24	$ 152.73

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	282,000	282,000

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.
COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2002 and 2001 (Dollars in thousands) (Unaudited)
Three Months Ended March 31, 2002 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 13,605	$ 43,069
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sales of project interests and other	-	(60,368)
Depreciation and amortization	14,039	9,609
Deferred income taxes	7,474	27,306
Minority interests in income of joint venture	3,820	2,740
Equity in net income of unconsolidated affiliates	(11,775)	(7,933)
Dividends received from unconsolidated affiliates	5,771	5,401
Minimum lease payments received	22,438	11,298
Amortization of unearned lease income	(24,180)	(11,088)
(Increase) decrease in accounts receivable	(24,731)	6,545
(Increase) decrease in inventories	2,622	(2,545)
Decrease in accounts payable	(6,683)	(3,297)
Decrease in accrued liabilities	(3,214)	(2,640)
Increase in other, net	(8,603)	(3,422)
Net cash flows provided by (used in) operating activities	(9,417)	14,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of project interests	-	112,300
Property, plant and equipment additions	(2,892)	(861)
Construction in progress, project development costs
and turbine deposit additions	(111,175)	(239,224)
(Increase) decrease in restricted cash	3,392	(5,947)
Net cash flows used in investing activities	(110,675)	(133,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	90,342	174,700
Repayments of notes payable and long-term debt	(31,230)	(29,820)
Additional investments from minority interests, net of dividends	-	8,789
Increase in deferred financing costs	(182)	(421)
Increase in notes receivable from shareholders	-	(203)
Common stock dividends paid	-	(10,309)
Net cash flows provided by financing activities	58,930	142,736

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,162)	23,679

CASH AND CASH EQUIVALENTS, beginning of period	170,656	131,834

CASH AND CASH EQUIVALENTS, end of period	$ 109,494	$ 155,513

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.   Principles of Consolidation and Basis of Presentation

          The accompanying consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc. ("Cogentrix Energy") and its subsidiary companies (collectively, the "Company"). Wholly-owned and majority-owned subsidiaries, including a 50%-owned entity in which the Company has effective control through its designation as the managing partner of this project, are consolidated. Less-than-majority-owned subsidiaries are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Cogentrix Energy, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated condensed financial statements.

          Information presented as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

          The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent report on Form 10-K for the year ended December 31, 2001, which the Company filed with the Commission on April 16, 2002.

2.   New Accounting Pronouncements

          On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets to be tested at least annually for impairment based on the specific guidance in SFAS No. 142. The Company prepared a transition impairment test of goodwill and other intangibles in conjunction with the initial adoption and has determined that its unamortized goodwill and net purchase price premium have indefinite useful lives and has eliminated the amortization of these assets beginning in 2002. As of January 1, 2002, the Company had unamortized goodwill and unamortized net purchase price premium in unconsolidated power projects totaling $153.1 million. Amortization expense related to these items was approximately $1,586,000 for the three months ended March 31, 2001. In addition, management continues to assess the carrying value of the net purchase price premium in accordance with APB No. 18 and believes that this intangible asset are recoverable in all material respects.

          On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of this pronouncement was immaterial to the accompanying consolidated condensed financial statements. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company reviews its long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review is based on various analyses, including undiscounted cash flow projections. In management's opinion, at March 31, 2002, the carrying value of the Company's long-lived assets, including goodwill, was recoverable in all material aspects.

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

3.   Claims and Litigation

          One of the Company's wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in 1997-1998 in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, management believes - based on its knowledge of the facts and legal theories applicable to these claims, after consultations with various counsel retained to represent the subsidiary in the defense of such claims, and considering all claims resolved to date - that the ultimate resolution of these claims should not have a material adverse effect on its consolidated financial position or results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

          In addition to the litigation described above, the Company experiences other routine litigation in the normal course of business. The Company's management is of the opinion that none of this routine litigation will have a material adverse impact on its consolidated financial position or results of operations.

4.   Subsequent Event

          On April 29, 2002, Cogentrix Energy and Aquila, Inc. ("Aquila") entered into a definitive agreement for Aquila (through certain subsidiaries) to acquire all of the outstanding common stock of Cogentrix Energy (the "Aquila Merger Agreement"). Aquila (formerly UtiliCorp United) is a publicly-owned company engaged in international energy and risk management activities. The Aquila Merger Agreement provides for a purchase price payable to the shareholders of Cogentrix Energy expected to be approximately $415 million. On the same date, Cogentrix Energy and certain of its wholly-owned subsidiaries entered into an asset purchase agreement with General Electric Capital Corporation ("GECC"). Under this agreement, GECC will acquire 1,024 net megawatts of Qualifying Facility generating facility assets from Cogentrix Energy immediately prior to Aquila's acquisition of the outstanding common stock of Cogentrix Energy in order for these facilities to maintain their Qualifying Facility status under the Public Utility Regulatory Policy Act (the "GECC Purchase Agreement"). The GECC Purchase Agreement provides for GECC to pay a purchase price for these generating assets that is expected to be approximately $213 million after the payment by GECC of debt outstanding under the Cogentrix Eastern America, Inc. credit facility ($60.0 million at March 31, 2002).

          The acquisition of the outstanding common stock of Cogentrix Energy by Aquila under the Aquila Merger Agreement is conditioned upon completion of the sale of the generating assets to GECC pursuant to the GECC Purchase Agreement. Closing of both transactions is also conditioned on obtaining certain consent and approvals. There can be no assurance that these conditions will be satisfied and that the sale of the generating assets to GECC and the sale of the common stock to Aquila will be completed. For the three months ended March 31, 2002, the Company incurred approximately $1.1 million in costs related to these two proposed transactions.

5.   Reclassifications

          Certain amounts included in the accompanying consolidated condensed financial statements for the period ended March 31, 2001, have been reclassified from their original presentation to conform with the presentation for the period ended March 31, 2002.

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

          This section should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent report on Form 10-K for the year ending December 31, 2001, which we filed with the Securities and Exchange Commission on April 16, 2002.

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

Results of Operations - Three Months Ended March 31, 2002 and 2001
	Three Months Ended March 31, 2002 2001
Total operating revenues	$153,942	100%	$201,205	100%
Operating costs	69,205	45	71,290	35
General, administrative and development expenses	15,008	10	18,601	9
Merger-related costs	1,120	1	-	-
Depreciation and amortization	14,039	9	9,609	5

Operating Income	$ 54,570	35%	$101,705	51%

Three Months Ended March 31, 2002 as Compared to Three Months Ended March 31, 2001

     Operating Revenues

          Total operating revenues decreased 23.5% to $153.9 million for the three months ended March 31, 2002 as compared to $201.2 million for the three months ended March 31, 2001 as a result of the following:

-

Lease revenue increased approximately $13.1 million primarily as a result of the commencement of commercial operations of the Rathdrum and Jenks facilities, which were not in service during the first quarter of 2001. The capacity payments of these facilities are considered minimum lease payments and are accounted for as lease revenues.

-

Gain on sales of project interests, net of transaction costs and other decreased approximately $62.1 million due to the sale of a 50% interest in our Ouachita facility and our entire interest in the Batesville facility during the first quarter of 2001. The gains on these sales, net of transaction costs were approximately $50.3 million and $8.5 million, respectively.

     Operating Costs

          Total operating costs did not fluctuate significantly for the first quarter of 2002 as compared to the first quarter of 2001. Increased operating costs resulting from new facilities achieving commercial operations were offset by decreases in fuel expense due to lower natural gas prices in the first quarter of 2002 as compared to the first quarter of 2001.

     General, Administrative and Development Expenses

          General, administrative and development expenses decreased 19.4% to $15.0 million for the three months ended March 31, 2002 as compared to $18.6 million for the three months ended March 31, 2001. This decrease was primarily due to a decrease in incentive compensation expense related to our decreased profitability.

     Depreciation and Amortization

          Depreciation and amortization increased approximately 45.8% to $14.0 million for the three months ended March 31, 2002, as compared to $9.6 million for the three months ended March 31, 2001. The increase is primarily the result of depreciation recognized on the two facilities achieving commercial operations during the fourth quarter of 2001 and the first quarter of 2002.

Liquidity and Capital Resources

     Consolidated Information

          The primary components of cash flows used in operations for the three months ended March 31, 2002, were as follows (dollars in millions):

Net income Deferred income taxes Depreciation and amortization Equity in net income of unconsolidated affiliates Increase in accounts receivable	$ 13.6 7.5 14.0 (11.8) (24.7)

          Cash on hand at the beginning of the period and proceeds from borrowings of $90.3 million were primarily used to (dollars in millions):

Purchase property, plant and equipment and to fund project development costs and turbine deposits Repay project financing borrowings and long-term debt	$114.1 31.2

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

     Credit Facilities

          We maintain a corporate credit facility with available commitments of $250.0 million. The credit facility matures in October 2003 and is unsecured. The corporate credit facility provides direct advances to, or the issuance of letters of credit for, our benefit in an amount up to $250.0 million. As of March 31, 2002, we had used approximately $208.8 million of the available commitments primarily for letters of credit issued in connection with projects we have under construction. The balance of the commitments under the corporate credit facility is available, subject to any limitations imposed by its covenants and the covenants included in the indentures under which we have issued our senior debt, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

          Two of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. ("Eastern America") and Cogentrix Mid-America, Inc. ("Mid-America"), formed to hold interests in electric generating facilities acquired in 1999 and 1998, maintain credit agreements with banks with $60.0 million in outstanding borrowings and $15.4 million in outstanding letters of credit, respectively, that are non-recourse to Cogentrix Energy. As of March 31, 2002, there are no amounts available under these facilities. The Eastern America facility matures in September 2002 and the Mid-America facility matures in December 2005. If the transaction with General Electric Credit Corporation ("GECC") described below under the heading "Other Significant Events" is not completed and this debt is not assumed, management intends to refinance the Eastern America credit agreement prior to September 2002. If it is necessary to complete this refinancing, there can be no assurances, however, that Eastern America will be able to refinance the credit agreement on economically attractive terms.

     Facility Construction

          We currently have three electric generating facilities under construction and have recently completed construction on two other facilities. The construction of each facility was or is being funded under each project subsidiary's or project affiliates' separate financing agreements and equity contribution commitments by Cogentrix and/or our partners. Our equity contribution commitments for the Southaven, Dominican Republic and Jenks facilities are supported by letters of credit provided under Cogentrix Energy's corporate credit facility. Substantially all of these equity commitments will be contributed no later than the mandatory equity contribution date shown in the table below for each project utilizing corporate cash balances or advances under the corporate credit facility. Summarized information regarding each of the facilities follows (dollars in millions):
Caledonia, Southaven, Ouachita, Dominican Jenks, Mississippi Mississippi Louisiana Republic Oklahoma
Ownership Percentage	100%	100%	50%	65%	100%
Financial Close Date	July 2001	May 2001	August 2000	April 2000	December 1999
Facility Substantial Completion	-	-	-	March 2002	February 2002
Project Funding: Total Project Financing Commitment Total Project Equity Commitment	$500.0 55.6 $555.6	$393.5 112.8 $506.3	$460.0 61.6 $521.6	$232.5 76.9 $309.4	$350.0 48.7 $398.7
Cogentrix Equity Commitment: Total Commitment Contributions through March 31, 2002 Anticipated Additional 2002 Contributions Anticipated 2003 Contributions	$ 55.6 $ 18.5 37.1 -	$112.8 $ 17.0 - 95.8	$ 5.3 $ - 5.3 -	$ 50.0 $ - 50.0 -	$ 48.7 $ 32.1 16.6 -
Mandatory Equity Contribution Date	May 2003	May 2003	October 2002	February 2003	June 2002

          As discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Impact of Enron Bankruptcy Filing on Our Facilities Under Construction" in the December 31, 2001, Form 10-K, the Caledonia, Southaven, Ouachita and Jenks facilities amended their project loan agreements, received waivers for certain defaults or events of default and received consents for amendments to these projects' engineering, procurement and construction contracts. Before doing so, however, they required our project subsidiaries developing the Southaven and Caledonia facilities to provide additional support and required Cogentrix Energy to provide certain guarantees of such project subsidiaries' performance as well as certain indemnity. They also required Cogentrix Energy to post letters of credit providing security for a portion of these guarantees.

     Update on Project Level Default at Ouachita Facility

          During April 2002, we amended the Ouachita facility's conversion services agreement and obtained a consent under this project affiliate's loan agreements extending the date by which the facility is required to be completed to no later than October 1, 2002. Under the terms of the amendment, our project affiliate is required to provide a $7.6 million letter of credit on September 1, 2002, for the benefit of the power purchaser in lieu of the $10.0 million letter of credit previously required to be provided on May 1, 2002. We expect the Ouachita facility will achieve commercial operations during August 2002 and that we will meet the extended completion deadline under this project affiliate's conversion services agreement and loan agreements.

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

     Other Significant Events

          We currently have commitments with turbine and other equipment suppliers to purchase a specified number of turbines and heat recovery steam generators with specified delivery dates. We made no deposits related to these commitments during the quarter ended March 31, 2002. We expect to make progress payments of $84.0 million during 2002.

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

          In March 2002, the project subsidiary which owns our Dominican Republic facility that attained commercial operations during March 2002 notified the power purchaser, Corporación Dominicana de Electricidad ("CDE"), of an event of default under the power purchase agreement based on CDE's failure to pay amounts due for the sale of electricity. CDE has subsequently paid approximately $1.8 million of the amounts past due leaving approximately $14.2 million still past due. Under the terms of the project subsidiary's implementation agreement with the State of the Dominican Republic, which guarantees CDE's payment obligations, we have demanded that the State of the Dominican Republic pay all amounts past due owed by CDE and notified the State of the Dominican Republic that they are in default of the implementation agreement for failing to pay amounts past due by CDE. The State of the Dominican Republic is required to cure this event of default by May 17, 2002. We will continue to attempt to collect amounts past due from CDE or the State of the Dominican Republic and will continue to exercise all of the rights and remedies we have available to us under the power purchase agreement, the implementation agreement and the Dominican State guarantee.

          On April 29, 2002, Cogentrix Energy and Aquila, Inc. ("Aquila") entered into a definitive agreement for Aquila (through certain subsidiaries) to acquire all of the outstanding common stock of Cogentrix Energy (the "Aquila Merger Agreement"). Aquila (formerly UtiliCorp United) is a publicly-owned company engaged in international energy and risk management activities. The Aquila Merger Agreement provides for a purchase price payable to the shareholders of Cogentrix Energy expected to be approximately $415 million. On the same date, Cogentrix Energy and certain of its wholly-owned subsidiaries entered into an asset purchase agreement with General Electric Capital Corporation ("GECC"). Under this agreement, GECC will acquire 1,024 net megawatts of Qualifying Facility generating facility assets from Cogentrix Energy immediately prior to Acquila's acquisition of the outstanding common stock of Cogentrix Energy in order for these facilities to maintain their Qualifying Facility status under the Public Utility Regulatory Policy Act. (the "GECC Purchase Agreement"). The GECC Purchase Agreement provides for GECC to pay a purchase price for these generating assets that is expected to be approximately $213 million after the payment by GECC of debt outstanding under the Eastern America credit facility ($60.0 million at March 31, 2002).

          The acquisition of the outstanding common stock of Cogentrix Energy by Aquila under the Aquila Merger Agreement is conditioned upon completion of the sale of the generating assets to GECC pursuant to the GECC Purchase Agreement. Closing of both transactions is also conditioned on obtaining certain consent and approvals. There can be no assurance that these conditions will be satisfied and that the sale of the generating assets to GECC and the sale of the common stock to Aquila will be completed.

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

     Other Financial Ratio Data

          Set forth below are other financial data and ratios for the periods indicated (in thousands, except ratio data):

	Last Twelve Months Ended March 31, 2002 2001
Parent EBITDA	$119,719	$171,094
Parent fixed Charges	$41,835	$38,836
Parent EBITDA / Parent Fixed Charges	2.86	4.41

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

     Interest Rate Sensitivity

          We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. During March 2002, one of our project subsidiaries entered into a swap agreement covering, in aggregate, $224.9 million of project debt. The agreements call for our project subsidiary to pay a fixed-rate of interest during the term of the agreement which expires in August 2003. As of March 31, 2002, there have been no other significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 16, 2002.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          One of our indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in 1997 and 1998 in various construction projects. Management cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims, after consultations with various counsel retained to represent the subsidiary in the defense of such claims, and considering all claims resolved to date - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

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
May 13, 2002	COGENTRIX ENERGY, INC. (Registrant) s/Thomas F. Schwartz Thomas F. Schwartz Group Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)