Form 10-Q
period 2002-06-30
COGENTRIX ENERGY INC
filed 2002-08-19
CIK 917711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  June 30, 2002

Commission File Number: 33-74254

COGENTRIX ENERGY, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State of incorporation)	56-1853081 (I.R.S. Employer Identification No.)
9405 Arrowpoint Boulevard Charlotte, North Carolina (Address of principal executive offices)	28273-8110 (Zip Code)

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
[ Ö ] Yes       [   ] No

Number of shares of Common Stock, no par value, outstanding at August 19, 2002:           282,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

COGENTRIX ENERGY, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001
(Dollars in thousands)
	June 30,	December 31,

	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 92,533	$ 170,656
Restricted cash	31,667	93,107
Accounts receivable	122,205	69,537
Inventories	22,773	27,550
Other current assets	4,325	3,001
Total current assets	273,503	363,851
NET INVESTMENT IN LEASES	497,869	499,182
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $331,085 and $301,539, respectively	1,061,895	669,371
LAND AND IMPROVEMENTS	14,125	13,999
CONSTRUCTION IN PROGRESS	651,640	767,512
DEFERRED FINANCING COSTS,
net of accumulated amortization of $42,333 and $35,423, respectively	52,736	60,582
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	334,820	338,097
PROJECT DEVELOPMENT COSTS AND TURBINE DEPOSITS	132,182	104,677
OTHER ASSETS	74,315	69,234
	$ 3,093,085	$ 2,886,505

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 183,190	$ 167,349
Accounts payable	19,055	26,634
Accrued compensation	5,947	20,096
Accrued interest payable	10,953	10,685
Accrued construction costs	63,921	73,770
Other accrued liabilities	7,418	7,939
Total current liabilities	290,484	306,473
LONG-TERM DEBT	2,295,083	2,081,429
DEFERRED INCOME TAXES	143,587	138,767
MINORITY INTERESTS	117,052	111,874
OTHER LONG-TERM LIABILITIES	35,167	29,947
	2,881,373	2,668,490
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value, 300,000 shares authorized;
282,000 shares issued and outstanding	130	130
Notes receivable from shareholders	(6,087)	(4,000)
Accumulated other comprehensive loss	(12,374)	(9,272)
Accumulated earnings	230,043	231,157
	211,712	218,015
	$ 3,093,085	$ 2,886,505

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated financial statements.
COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2002 and 2001 (Unaudited)
(Dollars in thousands, except share and earnings per common share amounts)

	Three Months Ended June 30 ,		Six Months Ended June 30,

	2002	2001	2002	2001

OPERATING REVENUES:
Electric	$ 97,484	$ 74,337	$ 189,989	$ 164,951
Steam	7,569	7,251	16,143	15,386
Lease	30,661	11,174	54,841	22,261
Service	12,668	12,186	25,536	29,821
Income from unconsolidated investment in power
projects, net of premium amortization in 2001	5,162	9,452	17,286	17,386
Gain on sales of project interests,
net of transaction costs, and other	3,828	400	7,519	66,963
	157,372	114,800	311,314	316,768
OPERATING EXPENSES:
Fuel	39,231	28,140	72,411	61,143
Cost of service	12,152	12,432	27,325	30,429
Operations and maintenance	28,525	20,803	49,377	41,856
General, administrative and development expenses	20,214	8,552	35,221	27,153
Merger-related costs	8,056	-	9,176	-
Depreciation and amortization	19,507	9,617	33,546	19,226
	127,685	79,544	227,056	179,807
Operating income	29,687	35,256	84,258	136,961

OTHER INCOME (EXPENSE):
Interest expense	(30,003)	(21,145)	(59,015)	(50,795)
Investment income and other, net	706	2,459	1,749	5,337

Income before minority interests in income, benefit (provision) for income taxes and cumulative effect of a change in accounting principle	390	16,570	26,992	91,503
Minority interest in income	(3,369)	(2,663)	(7,742)	(7,222)
Income (loss) before benefit (provision) for income taxes and cumulative effect of a change in accounting principle	(2,979)	13,907	19,250	84,281
Benefit (provision) for income taxes	1,156	(5,396)	(7,469)	(32,701)

Income (loss) before cumulative effect of a change in accounting principle	(1,823)	8,511	11,781	51,580
Cumulative effect of a change in accounting principle, net of tax	596	-	596	-
Net income (loss)	$ (1,227)	$ 8,511	$ 12,377	$ 51,580

EARNINGS (LOSS) PER COMMON SHARE: Income (loss) before cumulative effect of a change in accounting principle	$ (6.46)	$ 30.18	$ 41.78	$ 182.91
Cumulative effect of a change in accounting principle	2.11	-	2.11	-
Net income (loss)	$ (4.35)	$ 30.18	$ 43.89	$ 182.91

Dividends declared per common share	$ -	$ -	$ 47.84	$ -

Weighted average common shares outstanding	282,000	282,000	282,000	282,000

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated financial statements.
COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001 (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 12,377	$ 51,580
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Cumulative effect of a change in accounting principle	(596)	-
Gain on sales of project interests	-	(58,408)
Depreciation and amortization	33,546	19,226
Deferred income taxes	6,441	28,702
Minority interests in income of joint venture	7,742	5,558
Equity in net income of unconsolidated affiliates	(16,473)	(14,982)
Dividends received from unconsolidated affiliates	11,261	18,883
Minimum lease payments received	49,346	22,597
Amortization of unearned lease income	(54,841)	(22,262)
(Increase) decrease in accounts receivable	(52,668)	7,813
(Increase) decrease in inventories	4,777	(3,503)
Decrease in accounts payable	(7,579)	(7,458)
Decrease in accrued liabilities	(14,402)	(13,359)
(Increase) decrease in other, net	4,001	(17,307)
Net cash flows provided by (used in) operating activities	(17,068)	17,080

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of project interests	-	112,300
Property, plant and equipment additions	(25,062)	(829)
Construction in progress, project development costs and turbine deposits	(308,589)	(461,582)
Decrease (increase) in restricted cash	61,440	(6,202)
Net cash flows used in investing activities	(272,211)	(356,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	273,770	433,728
Repayments of long-term debt	(44,685)	(41,302)
Investments from (dividends paid to) minority interests, net	(2,351)	7,516
Increase in deferred financing costs	-	(8,281)
Increase in notes receivable from shareholders	(2,087)	(1,510)
Common stock dividends paid	(13,491)	(10,309)
Net cash flows provided by financing activities	211,156	379,842

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,123)	40,609

CASH AND CASH EQUIVALENTS, beginning of period	170,656	131,834

CASH AND CASH EQUIVALENTS, end of period	$ 92,533	$ 172,443

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated financial statements.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.   Principles of Consolidation and Basis of Presentation

          The accompanying consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc. ("Cogentrix Energy") and its subsidiary companies (collectively, the "Company"). Wholly-owned and majority-owned subsidiaries, including 50%-owned entities in which the Company has effective control through its designation as the managing partner of these projects, are consolidated. Less-than-majority-owned subsidiaries are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Cogentrix Energy, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated condensed financial statements.

          Information presented as of June 30, 2002 and for the three months and six months ended June 30, 2002 and 2001 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, the results of operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

          The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent report on Form 10-K for the year ended December 31, 2001, which the Company filed with the Commission on April 16, 2002.

2.   New Accounting Pronouncements

          On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets to be tested at least annually for impairment based on the specific guidance in SFAS No. 142. The Company prepared a transition impairment test of goodwill and other intangibles in conjunction with the initial adoption and has determined that its unamortized goodwill and purchase price premiums have indefinite useful lives and has eliminated the amortization of these assets beginning in 2002. As of January 1, 2002, the Company had unamortized goodwill and unamortized purchase price premiums in unconsolidated power projects totaling $153.1 million. In addition, management continues to assess the carrying value of the purchase price premiums in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," and believes that these intangible assets are recoverable in all material respects. The table below presents the pro-forma impact of the amortization of goodwill and the purchase price premiums for the three-month and six-month periods ended June 30, 2002 and 2001 (dollars in thousands, except per share amounts):

Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	2002	2001

Reported net income (loss) Add back of goodwill and premium amortization Pro-forma net income (loss)	$ (1,227) - $ (1,227)	$ 8,511 974 $ 9,485	$ 12,377 - $ 12,377	$ 51,580 1,945 $ 53,525
Earnings (loss) per common share: Reported net income (loss) Add back of goodwill and premium amortization Pro-forma net income (loss)	$ (4.35) - $ (4.35)	$ 30.18 3.45 $ 33.63	$ 43.89 - $ 43.89	$ 182.91 6.89 $ 189.80

          In conjunction with the adoption of SFAS No. 142, the Company revised its accounting policy related to goodwill and purchase price premiums. For acquisitions prior to January 1, 2002, the Company recognized the excess of the purchase price over the fair value of the net identifiable assets of acquired entities as goodwill. Goodwill is tested for impairment on an annual basis and when other events or circumstances require an impairment test. Impairment losses are recognized whenever the fair value of goodwill is less than its carrying value. Fair value is determined using discounted cash flow analysis. Prior to January 1, 2002, goodwill was amortized over its useful life using the straight-line method.

          On April 1, 2002, the Company implemented two interpretations issued by the Financial Accounting Standards Board ("FASB") Derivatives Implementation Group ("DIG"). DIG Issues C15 and C16 changed the definition of normal purchases and sales included in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and ongoing interpretation by the FASB's DIG (collectively, "SFAS No. 133"). Previously, certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business were exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus were not marked to market and reflected on the balance sheet like other derivatives. Instead, these contracts were recorded on an accrual basis. DIG Issue C15 changed the definition of normal purchases and sales for certain power contracts. DIG Issue C16 disallowed normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. The Company determined that one of its investments in unconsolidated affiliates in which the Company owns a 50% interest has a derivative commodity contract for the physical delivery of power which no longer qualifies for normal purchases and sales treatment under these interpretations. Beginning April 1, 2002, this contract was required to be recorded on the balance sheet at fair value and marked to market through earnings. The Company recorded a $596,000 benefit, net of tax from the adoption of these interpretations as a cumulative effect of a change in accounting principle as of April 1, 2002 in the accompanying consolidated statement of operations.

          During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for the Company on January 1, 2003. Management is currently evaluating the effects of this pronouncement.

          On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of this pronouncement was immaterial to the accompanying consolidated condensed financial statements. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company reviews its long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review is based on various analyses, including undiscounted cash flow projections. In management's opinion, at June 30, 2002, the carrying value of the Company's long-lived assets, including goodwill, is recoverable in all material aspects.

3.   Project Level Defaults

          On May 14, 2002, each project subsidiary for our Sterlington (the Sterlington facility achieved commercial operations on August 1, 2002), Southaven and Caledonia facilities signed engineering procurement and construction ("EPC") contracts with subsidiaries of SNC-Lavalin Group, Inc. ("SNC-Lavalin"), to replace the then existing EPC contracts with National Energy Production Corporation or an affiliate thereof ("NEPCO") to complete the engineering and construction of the Sterlington, Southaven and Caledonia facilities. In addition, a project subsidiary for our Jenks facility, which achieved commercial operations during February 2002, signed a services contract with an affiliate of SNC-Lavalin to complete the punch list and clean up work for the facility. All of these contracts were deemed effective on May 18, 2002.

          The NEPCO contracts were terminated for cause on May 18, 2002. The NEPCO termination and execution of the SNC-Lavalin contracts created events of default under the Sterlington, Southaven and Jenks non-recourse project loan agreements. The Company received prior approval from the Caledonia project lender and waivers from the Sterlington, Southaven and Jenks project lenders for the execution of the SNC-Lavalin contracts and termination of the NEPCO contracts. In connection with the Caledonia approval, the applicable project lender agreed that Cogentrix Energy could terminate its commitment to provide a $20.0 million supplemental equity contribution. In connection with the Southaven approval, our project subsidiaries developing the Southaven facility committed to provide additional contingent supplemental equity to the project. The maximum amount of this contingent supplemental equity contribution is currently $14.9 million. This contingent supplemental equity contribution will be adjusted on December 31, 2002 to $54.9 million less the aggregate amount of project cost savings at that time. Cogentrix Energy has guaranteed this commitment. Cogentrix Energy has agreed to secure its guarantee with a letter of credit in the amount of the supplemental equity contribution obligation if its senior unsecured notes are rated below investment grade by both Moody's and Standard & Poor's.

          During July 2002, the guarantor of the power purchaser at our Sterlington facility, Dynegy Holdings, Inc. ("Dynegy"), was downgraded below investment grade creating a purchaser event of default under the Sterlington facility's conversion service agreement and an event of default under the Sterlington facility's non-recourse project loan agreements. In the event Dynegy is unable to cure this event of default and the Company is unable to cure the event of default under the project loan agreement, the project lenders will not be obligated to continue funding the project and will have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. The Company accounts for this project using the equity method of accounting and this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's investment in this project was not significant as of June 30, 2002.

          During August 2002, the guarantor of the power purchaser at our Caledonia and Southaven facilities, PG&E National Energy Group, Inc. ("PG&E"), was downgraded below investment grade. In the event PG&E does not provide an investment grade guaranty of its obligations under the conversion services agreement within 30 days, the downgrade will create an event of default by PG&E under each facility's separate conversion services agreements. This PG&E event of default does not create an event of default under these project subsidiaries' non-recourse loan agreements (June 30, 2002 long-term debt balances of $326.0 million and $309.2 million for Caledonia and Southaven, respectively) until six months after the PG&E event of default occurred. This event of default can, in each case, be avoided if the applicable project subsidiary can find a replacement power purchaser or a substitute power sales agreement satisfactory to the project lenders, or in the case of the Caledonia facility, meeting certain ratings and debt coverage criteria. In the case of the Southaven facility, the applicable project subsidiary is required to diligently pursue such replacement arrangements. There can be no assurances, however, that the Caledonia or Southaven project subsidiaries will be able to timely enter into a replacement power sales agreement or obtain project lender approval. If an event of default occurs under the applicable project loan agreement and remains uncured, the applicable project lenders will not be obligated to continue funding construction draws and will have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets.

          The Company's project subsidiary, which owns our Dominican Republic facility that attained commercial operations during March 2002, notified the power purchaser, Corporación Dominicana de Electricidad ("CDE"), of events of default under the power purchase agreement based on CDE's failure to pay amounts due for the sale of electricity. Under the terms of the project subsidiary's implementation agreement with the State of the Dominican Republic ("SDR"), which guarantees CDE's payment obligations, we have demanded that the SDR pay all amounts past due owed by CDE and notified the SDR that they are in default of the implementation agreement for failing to pay certain amounts past due by CDE. CDE was in default of approximately $11.6 million of the amounts due to the Company as of June 30, 2002 and of this amount, the SDR was in default of approximately $1.0 million. Subsequent to June 30, 2002, the Company issued additional notices of default to CDE and the SDR of approximately $18.5 million and $9.5 million, respectively. In addition, CDE and the SDR made payments subsequent to June 30, 2002 totaling $10.6 million related to these defaults.

          The Company's project subsidiary which owns our Richmond facility incurred an event of default during July 2002 under its project loan agreement as a result of not being able to obtain the insurance deductible levels as required under the project loan agreement. The Company has held discussions with the project lenders and expects to receive a waiver for this event of default during the third quarter. The outstanding borrowings due after one year in the amount of $155.2 million under the Richmond loan agreements are included in long-term debt on the accompanying consolidated balance sheets.

4.   Commitments and Other Matters

     Equipment Deposits - The Company currently has commitments with turbine and other equipment suppliers to purchase a set of three combustion/steam turbines and heat recovery steam generators. We have made cumulative payments of $125.3 million which are currently recorded as an asset with remaining payments of $61.1 million under these commitments. The Company is taking delivery of and are currently storing certain accessory parts related to the turbines. We expect to take delivery of the primary turbine engines and additional accessory parts during the remainder of 2002 pending placement into a project under development. The Company cannot provide any assurances that we will be able to place this equipment. If the Company is unsuccessful in placing the equipment, it could impact the carrying value of this equipment and consequently, our results of operations.

     Severance Charges - During the second quarter of 2002, the Company eliminated various positions at its corporate headquarters and recorded a severance charge of approximately $2,839,000 which is included in general, administrative and development expenses in the accompanying consolidated statement of operations. Of this amount $1,748,000 was paid through June 30, 2002 with the remaining amount expected to be paid through June 2003.

     Project Development Costs - During the second quarter of 2002, the Company recorded a charge of approximately $8,771,000 related to the write-off of certain projects under development which are no longer considered viable. This charge is included in general, administrative and development expenses in the accompanying consolidated statement of operations.

5.   Comprehensive Income

          The table below presents the Company's comprehensive income (loss) for the three-month and six-month periods ended June 30, 2002 and 2001, respectively (dollars in thousands):

Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	2002	2001

Net income (loss) Cumulative effect of a change in accounting principle, net of tax Changes in fair value of interest rate swaps	$ (1,227) - (5,620)	$ 8,511 - 182	$ 12,377 - (3,102)	$ 51,580 (4,386) 293
Comprehensive income (loss)	$ (6,847)	$ 8,693	$ 9,275	$47,487

6.   Claims and Litigation

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

7.   Merger Agreement

          On April 29, 2002, Cogentrix Energy and Aquila, Inc. ("Aquila") entered into a definitive agreement for Aquila (through certain subsidiaries) to acquire all of the outstanding common stock of Cogentrix Energy (the "Aquila Merger Agreement"). On the same date, Cogentrix Energy and certain of its wholly-owned subsidiaries entered into an asset purchase agreements with General Electric Capital Corporation ("GECC"). On August 2, 2002, Cogentrix Energy and Aquila agreed to terminate the Aquila Merger Agreement and Cogentrix Energy and certain of its wholly-owned subsidiaries pursuant thereto terminated the GECC purchase agreements. For the three months and six months ended June 30, 2002, the Company incurred approximately $7.4 million and $7.8 million, respectively, in external costs related to these two transactions and $0.7 million and $1.4 million, respectively, in internal costs related to a corporate personnel retention program entered into in contemplation of selling the common stock of Cogentrix Energy which are included in merger-related costs in the accompanying consolidated statements of operations.

8.   Reclassifications

          Certain amounts included in the accompanying consolidated condensed financial statements for the periods ended June 30, 2001 and as of December 31, 2001, have been reclassified from their original presentation to conform to the presentation as of and for the periods ended June 30, 2002.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements.

          The information called for by this item is hereby incorporated herein by reference to pages 3 through 10of this report.

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

          We currently own - entirely or in part - a total of 25 electric generating facilities in the United States and one in the Dominican Republic. Our 26 plants are designed to operate at a total production capability of approximately 6,110 megawatts. After taking into account our partial interests in the 19 plants that are not wholly-owned by us, which range from 1.6% to approximately 74.2%, our net ownership interests in the total production capability of our 26 electric generating facilities is approximately 3,304 megawatts. We currently operate 13 of our facilities, 11 of which we developed and constructed.

          We also have ownership interests in and will operate two facilities currently under construction in Mississippi. Once these facilities begin operation, we will have ownership interests in a total of 27 domestic - and one international - electric generating facilities that are designed with a total production capability of approximately 7,730 megawatts. Our net equity interest in the total production capability of those 28 facilities will be approximately 4,924 megawatts.

          We currently have commitments with turbine and other equipment suppliers to purchase a set of three combustion/steam turbines and heat recovery steam generators. We have made cumulative payments of $125.3 million which are currently recorded as an asset with remaining payments of $61.1 million under these commitments. We are taking delivery of and are currently storing certain accessory parts related to the turbines. We expect to take delivery of the primary turbine engines and additional accessory parts during the remainder of 2002 pending placement into a project under development. We cannot provide any assurances that we will be able to place this equipment. If we are unsuccessful in placing the equipment, it could impact the carrying value of this equipment and consequently, our results of operations.

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

Results of Operations - Three Months and Six Months Ended June 30, 2002 and 2001 (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001			2002	2001

Operating revenue Gain on sale of project interests, net, and other	$153,544 3,828		$114,400 400		$303,795 7,519		$249,805 66,963
Total revenues Operating expense General, administrative and development Merger-related costs Depreciation and amortization Operating income	157,372 79,908 20,214 8,056 19,507 $ 29,687	100% 51 13 5 12 19	114,800 61,375 8,552 - 9,617 $ 35,256	100% 53 7 - 8 31	311,314 149,113 35,221 9,176 33,546 $84,258	100% 48 11 3 11 27	316,768 133,428 27,153 - 19,226 $136,961	100% 42 9 - 6 43

Three Months Ended June 30, 2002 as compared to Three Months Ended June 30, 2001

   Revenues

     Total revenues increased 37.1% to $157.4 million for the three months ended June 30, 2002 as compared to $114.8 million for the corresponding period of 2001 as a result of the following:

-

Electric revenue increased approximately $23.1 million primarily as a result of the commencement of commercial operations of the San Pedro facility, which was under construction during the second quarter of 2001. This increase was partially offset by decreased operations at the Kenansville facility due to the expiration of its power purchase agreement in the third quarter of 2001.

-

Lease revenue increased approximately $19.5 million as a result of the commencement of commercial operations of the Rathdrum and Jenks facilities, which were under construction during the second quarter of 2001. The power sales agreements for these facilities provide the power purchaser the right to use our facility and as a result, the capacity payments of these facilities are considered minimum lease payments and are accounted for as lease revenues.

-	Income from unconsolidated power projects decreased approximately $4.3 million due to both scheduled and unscheduled outages and related maintenance costs at the Cedar Bay and Indiantown facilities.

     Operating Expenses

          Total operating expenses increased 30.1% to $79.9 million for the three months ended June 30, 2002 as compared to $61.4 million for the corresponding quarter of 2001 as a result of the following:

-

Fuel expense increased approximately $11.1 million as a result of the commencement of commercial operations at the San Pedro facility which was under construction during the second quarter of 2001. This increase was partially offset by reduced coal usage at several of our coal plants as a result of lower megawatt hours produced during the three months ended June 30, 2002.

-

Operations and maintenance expense increased approximately $7.7 million primarily due to the commencement of commercial operations at three facilities which were under construction during the second quarter of 2001.

     General, Administrative and Development Expenses

          General, administrative and development expenses increased approximately 134.9% to $20.2 million for the three months ended June 30, 2002, as compared to $8.6 million for the corresponding period of 2001, primarily resulting from an $8.8 million write-off of project development costs related to projects no longer considered viable as well as $2.8 million in severance costs as a result of a reduction in the corporate work force.

     Depreciation and Amortization

          Depreciation and amortization increased 103.1% to $19.5 million for the three months ended June 30, 2002 as compared to $9.6 million for the corresponding period of 2001. The increase is primarily the result of depreciation recognized on two facilities achieving commercial operations during the second half of 2001 and another facility achieving commercial operations during the first quarter of 2002.

     Interest Expense

          Interest expense increased 42.2% to $30.0 million for the three months ended June 30, 2002 as compared to $21.1 million for the corresponding period of 2001, primarily due to the commencement of commercial operations at three facilities which were under construction during the second quarter of 2001. This increase was partially offset by an overall decrease in interest rates on our variable rate debt.

Six Months Ended June 30, 2002 as Compared to Six Months Ended June 30, 2001

     Revenues

          Total revenues remained stable at $311.3 million for the six months ended June 30, 2002 as compared to $316.8 million for the corresponding period of 2001 as a result of the following:

-

Electric revenue increased approximately $25.0 million primarily as a result of the commencement of commercial operations of the San Pedro facility, which was under construction during the first six months of 2001. This increase was partially offset by decreased operations at the Kenansville facility due to the expiration of its power purchase agreement in the third quarter of 2001 and decreased revenues as a result of the sale of our entire interest in the Batesville facility during March 2001.

-

Lease revenue increased approximately $32.6 million as a result of the commencement of commercial operations of the Rathdrum and Jenks facilities, which were under construction during the first six months of 2001. The power sales agreements for these facilities provide the power purchaser the right to use our facility and as a result, the capacity payments of these facilities are considered minimum lease payments and are accounted for as lease revenues.

-

Gain on sales of projects interests, net of transaction costs, and other decreased approximately $59.4 million primarily due to the sale of a 50% interest in our Sterlington facility and our entire interest in the Batesville facility during the first quarter of 2001.

     Operating Expenses

          Total operating expenses increased 11.8% to $149.1 million for the six months ended June 30, 2002 as compared to $133.4 million for the corresponding period of 2001 as a result of the following:

-

Fuel expense increased approximately $11.3 million as a result of the commencement of commercial operations at the San Pedro facility which was under construction during the first six months of 2001. This increase was partially offset by reduced coal usage at several of our coal plants as a result of lower megawatt hours produced during the six months ended June 30, 2002.

-

Operations and maintenance expense increased approximately $7.5 million primarily due to the commencement of commercial operations at three facilities which were under construction during the first half of 2001. This increase was partially offset by a decrease due to the sale of our entire interest in the Batesville facility during March 2001.

     General, Administrative and Development Expenses

          General, administrative and development expenses increased approximately 29.4% to $35.2 million for the six months ended June 30, 2002, as compared to $27.2 million for the corresponding period in 2001, primarily resulting from an $8.8 million write-off of project development costs related to the projects no longer considered viable and $2.8 million in severance costs as a result of a reduction in the corporate work force. These increases have been partially offset by a decrease in incentive compensation expense related to our decreased profitability.

     Depreciation and Amortization

          Depreciation and amortization increased 74.5% to $33.5 million for the six months ended June 30, 2002 as compared to $19.2 million for the corresponding period in 2001. The increase is primarily the result of depreciation recognized on two facilities achieving commercial operations during the second half of 2001 and another facility achieving commercial operations during the first quarter of 2002.

     Interest Expense

          Interest expense increased 16.1% to $59.0 million for the six months ended June 30, 2002 as compared to $50.8 million for the corresponding period in 2001, primarily due to the commencement of commercial operations at three facilities which were under construction during the first half of 2001. This increase was partially offset by an overall decrease in interest rates on our variable rate debt as well as interest incurred during 2001 on the Batesville facility.

Liquidity and Capital Resources

     Consolidated Information

          The primary components of cash flows used in operations for the six months ended June 30, 2002, were as follows (dollars in millions):

Net income
Depreciation and amortization
Equity in net income of unconsolidated affiliates
Dividends received from unconsolidated affiliates
Increase in accounts receivable
Decrease in accrued liabilities

$ 12.4 33.5 (16.5) 11.3 (52.7) (14.4)

          Cash on hand at the beginning of the period, proceeds from borrowings of $273.8 million and funds released from escrow of $61.4 million were primarily used to (dollars in millions):

Purchase property, plant and equipment and to fund
   project development costs and turbine deposits
Repay project financing borrowings and long-term debt
Fund operating activities
Pay dividends on common stock

$ 333.7 44.7 17.1 13.5

          The ability of our project subsidiaries and project affiliates to pay dividends and management fees periodically to Cogentrix Energy is subject to limitations imposed by various financing documents. These limitations generally require that: (1) debt service payments are current, (2) debt service coverage ratios are met, (3) all debt service and other reserve accounts are funded at required levels and (4) there are no defaults or events of default under the relevant financing documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project affiliate. Management does not believe that these restrictions or limitations will adversely affect Cogentrix Energy's ability to meet its debt obligations.

     Credit Facilities

          We maintain a corporate credit facility with available commitments of $250.0 million. The credit facility matures in October 2003 and is unsecured. The corporate credit facility provides direct advances to, or the issuance of letters of credit for, our benefit in an amount up to $250.0 million. As of June 30, 2002, there were $25.0 million in borrowings outstanding in addition to approximately $187.7 million of letters of credit issued primarily in connection with projects we have under construction. The $25.0 million in borrowings was repaid during July 2002. The balance of the commitments under the corporate credit facility is available, subject to any limitations imposed by its covenants and the covenants included in the indentures under which we have issued our senior debt, to be drawn upon by us to repay other outstanding indebtedness or for general corporate purposes.

          Two of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. ("Eastern America") and Cogentrix Mid-America, Inc. ("Mid-America"), formed to hold interests in electric generating facilities acquired in 1998 and 1999, maintain credit agreements with banks with $60.0 million in outstanding borrowings and $15.4 million in outstanding letters of credit, respectively, that are non-recourse to Cogentrix Energy. As of June 30, 2002, there are no amounts available under these facilities. The Eastern America facility matures on September 8, 2002 and the Mid-America facility matures in December 2005. Eastern America recently received a waiver of certain events of default under its credit facility. However, the waiver by its terms was not effective to permit Eastern America to resume making distributions to Cogentrix Energy. Management intends to refinance the Eastern America credit agreement but cannot provide any assurances that we will be able to do so prior to the September 8, 2002 maturity date. In the event the Eastern America credit agreement is not refinanced prior to its maturity date, the credit facility lenders have the right to exercise all remedies available to them under the credit facility including taking receipt of all Eastern America cash and equivalents and the right to receive all distributions received from certain project affiliates or the foreclosure or sale of the stock of Eastern America and certain Eastern America affiliate holding companies.

     Facility Construction

          We currently have two electric generating facilities under construction and have recently completed construction on two other facilities. The construction of each facility was or is being funded under each project subsidiary's or project affiliate's separate financing agreements and equity contribution commitments by Cogentrix and/or our partners. Our equity contribution commitments for the Southaven and Dominican Republic facilities are supported by letters of credit provided under Cogentrix Energy's corporate credit facility. Substantially all of these equity commitments will be contributed no later than the mandatory equity contribution date shown in the table below for each project utilizing corporate cash balances or advances under the corporate credit facility. Summarized information regarding each of the facilities follows (dollars in millions):
	Caledonia, Mississippi	Southaven, Mississippi	Sterlington, Louisiana	Dominican Republic

Ownership Percentage	100%	100%	50%	65%
Financial Close Date	July 2001	May 2001	August 2000	April 2000
Facility Substantial Completion	-	-	August 2002	March 2002
Project Funding: Total Project Financing Commitment Total Project Equity Commitment	$500.0 55.6 $555.6	$393.5 112.8 $506.3	$460.0 61.6 $521.6	$232.5 76.9 $309.4
Cogentrix Equity Commitment: Total Commitment Contributions through June 30, 2002 Anticipated Additional 2002 Contributions Anticipated 2003 Contributions	$ 55.6 $ 27.8 27.8 -	$112.8 $ 17.0 - 95.8	$ 5.3 $ - 5.3 -	$ 50.0 $ - 50.0 -
Mandatory Equity Contribution Date	May 2003	May 2003	October 2002	February 2003

     Impact of Enron Bankruptcy on Our Facilities

          As discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Impact of Enron Bankruptcy Filing on Our Facilities Under Construction" in the December 31, 2001, Form 10-K, the Caledonia, Southaven, Sterlington and Jenks facilities (the Jenks and Sterlington facilities achieved commercial operations in February 2002 and August 2002, respectively) amended their project loan agreements, received waivers for certain defaults or events of default and received consents for amendments to these projects' engineering, procurement and construction ("EPC") contracts with National Energy Production Corporation or an affiliate thereof ("NEPCO"), each a wholly-owned subsidiary of Enron Corporation ("Enron"). Before doing so, however, they required our project subsidiaries developing the Southaven and Caledonia facilities to provide additional support and required Cogentrix Energy to provide certain guarantees of such project subsidiaries' performance as well as certain indemnities. They also required Cogentrix Energy to post letters of credit providing security for a portion of these guarantees.

          On May 14, 2002, each project subsidiary for our Sterlington, Southaven and Caledonia facilities signed contracts with subsidiaries of SNC-Lavalin Group, Inc. ("SNC-Lavalin"), to replace the then existing contracts with NEPCO to complete the engineering and construction of the Sterlington, Southaven and Caledonia facilities. In addition, a project subsidiary for our Jenks facility, which achieved commercial operations during February 2002, signed a services contract with an affiliate of SNC-Lavalin to complete the punch list and clean up work for the facility. All of these contracts were deemed effective on May 18, 2002 and the NEPCO contracts were terminated for cause on May 18, 2002.

          SNC-Lavalin is one of the leading groups of engineering construction firms in the world and a global leader in the ownership and management of infrastructure. The SNC-Lavalin group of companies has over 14,000 employees in offices across Canada and in 30 other countries around the world. SNC-Lavalin is currently working in some 100 countries.

          Concurrent with the execution of the contracts, a subsidiary of SNC-Lavalin hired substantially all of NEPCO's management and staff. As a result, management and staff overseeing the projects will remain the same, insuring continuity, job knowledge and maintenance of construction quality and schedule. The Sterlington and Caledonia projects will be completed on a fixed-price lump sum basis, the Southaven contract will be completed on a guaranteed maximum price basis and work under the services contract on the Jenks project will be performed on a cost plus fee basis. We expect the letters of credit Enron provided at the time we entered into the contracts with NEPCO for the Jenks and Sterlington facilities will cover all of the expected additional costs resulting from NEPCO's inability to satisfy its contractual commitments, including the cost overruns associated with the SNC-Lavalin contracts for these two projects. Enron did not, however, provide letters of credit to support NEPCO's performance under the original contracts for the Southaven and Caledonia facilities. We currently estimate that the aggregate amount of construction contract overruns for these two projects will be offset by cost savings achieved in the overall project construction budgets resulting from savings on interest during construction and amounts set aside for contingencies.

          The execution of the SNC-Lavalin contracts and termination of the NEPCO contracts created events of default under the Sterlington, Southaven and Jenks non-recourse project loan agreements. The Company received prior approval from the Caledonia project lenders and waivers from the Sterlington, Southaven and Jenks project lenders for the execution of the SNC-Lavalin contracts and termination of the NEPCO contracts. In connection with the Caledonia approval, the applicable project lender agreed that Cogentrix Energy could terminate its commitment to provide a $20.0 million supplemental equity contribution. In connection with the Southaven approval, our project subsidiaries developing the Southaven facility committed to provide additional contingent supplemental equity to the project. The maximum amount of this contingent supplemental equity contribution is currently $14.9 million. This contingent supplemental equity contribution will be adjusted on December 31, 2002 to $54.9 million less the aggregate amount of project cost savings at that time. Currently, we do not anticipate that there will be material project cost savings on the Southaven project. Cogentrix Energy has guaranteed this commitment. Cogentrix Energy has agreed to secure its guarantee with a letter of credit in the amount of the supplemental equity contribution obligation if its senior unsecured notes are rated below investment grade by both Moody's and Standard & Poor's.

     Project Level Defaults at Sterlington Facility

          During April 2002, we amended the Sterlington facility's conversion services agreement and obtained a consent under this project affiliate's loan agreements extending the date by which the facility is required to be completed to no later than October 1, 2002. The Sterlington facility achieved commercial operations during August 2002 and met the completion deadline under this project affiliate's conversion services agreement and loan agreements. During May 2002, we drew $57.3 million under letters of credit provided on behalf of NEPCO under the project's EPC contract. A portion of these funds was utilized to pay for delay liquidated damages owed to the Sterlington facility by NEPCO as a result of late completion of the facility.

          During July 2002, the guarantor of the power purchaser at our Sterlington facility, Dynegy Holdings, Inc. ("Dynegy"), was downgraded below investment grade creating a purchaser event of default under our conversion service agreement and an event of default under our non-recourse project loan agreements. In the event Dynegy is unable to cure this event of default and we are unable to cure the event of default under the project loan agreement, the project lenders will not be obligated to continue funding the project and will have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. The project could remain in default for an extended period of time until we can provide a replacement power purchaser or refinance the project loan agreement. Under an extended default period, all excess cash flow generated by the project affiliate must be utilized to repay the outstanding borrowings under the project loan agreement preventing Sterlington' from paying management fees and dividends to Cogentrix Energy. If it is necessary to obtain a replacement power purchaser or refinance the project loan agreements, there can be no assurances that we would be able to complete either transaction.

     Power Purchaser Defaults at Our Caledonia and Southaven Facilities

          During August 2002, the guarantor of the power purchaser at our Caledonia and Southaven facilities, PG&E National Energy Group, Inc.. ("PG&E"), was downgraded below investment grade. In the event PG&E does not provide a guaranty of its obligations under the conversion services agreement within 30 days from an entity rated at least BBB and Baa2 , the downgrade will create an event of default by PG&E under each facility's separate conversion services agreements. The Caledonia and Southaven facilities are currently under construction and are scheduled to be completed by mid-2003. This PG&E event of default does not create an event of default under these project subsidiaries' non-recourse loan agreements until six months after the PG&E event of default occurred. This event of default can, in each case, be avoided if the applicable project subsidiary can find a replacement power purchaser or a substitute power sales agreement satisfactory to the project lenders or, in the case of the Caledonia facility, meeting certain ratings and debt coverage criteria. In the case of the Southaven facility, the applicable project subsidiary is required to diligently pursue such replacement arrangements. There can be no assurances, however, that these project subsidiaries will be able to timely enter into a replacement power sales agreement or obtain project lender approval. If an event of default occurs under the applicable project loan agreement and remains uncured, the applicable project lenders will not be obligated to continue funding construction draws and will have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets.

     Other Significant Events

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

          During March 2002, we redeemed $20.0 million of our unsecured senior notes due 2004 as required by the terms of the indenture under which these notes were issued. An additional $20.0 million is due in March 2003 with the remaining $40.0 million of notes due in March 2004.

          Our project subsidiary, which owns our Dominican Republic facility that attained commercial operations during March 2002, notified the power purchaser, Corporación Dominicana de Electricidad ("CDE"), of events of default under the power purchase agreement based on CDE's failure to pay amounts due for the sale of electricity. Under the terms of the project subsidiary's implementation agreement with the State of the Dominican Republic ("SDR"), which guarantees CDE's payment obligations, we have demanded that the SDR pay all amounts past due owed by CDE and notified the SDR that they are in default of the implementation agreement for failing to pay certain amounts past due by CDE. As a result of the failure of both CDE and the SDR to pay past due amounts by CDE, we have exercised our right under the power purchase agreement to temporarily shut down operation of all or a portion of the Dominican Republic facility during August 2002. As of the date of this filing, the facility was shut down. CDE was in default for approximately $11.6 million of the amounts due to our project subsidiary as of June 30, 2002 and of this amount, the SDR was in default for approximately $1.0 million. Subsequent to June 30, 2002, the Company issued additional notices of default to CDE and the SDR of approximately $18.5 million and $9.5 million, respectively. In addition, CDE and the SDR made payments totaling $10.6 million related to these defaults. We will continue to attempt to collect amounts past due from CDE or the SDR and will continue to exercise all of the rights and remedies we have available to us under the power purchase agreement, the implementation agreement and the SDR guarantee.
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

   Other Financial Ratio Data

     Set forth below are other financial data and ratios for the periods indicated (in thousands, except ratio data):

Last Twelve Months Ended

	June 30, 2002	June 30, 2001

Parent EBITDA Parent Fixed Charges Parent EBITDA / Parent Fixed Charges	$97,299 $41,266 2.36	$166,229 $40,735 4.08

          Parent EBITDA represents cash flow to Cogentrix Energy prior to debt service and income taxes of Cogentrix Energy. Parent Fixed Charges include cash payments made by Cogentrix Energy related to outstanding indebtedness of Cogentrix Energy and the cost of funds associated with Cogentrix Energy's guarantees of some of its subsidiaries' indebtedness. Parent EBITDA is not presented here as a measure of operating results. Our management believes Parent EBITDA is a useful measure of Cogentrix Energy's ability to service debt. Parent EBITDA should not be construed as an alternative either (a) to operating income (determined in accordance with accounting principles generally accepted in the United States of America) or (b) to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United States of America).

     Interest Rate Sensitivity

          We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. During March and May 2002, one of our project subsidiaries entered into two swap agreements covering, in aggregate, $289.1 million of project debt. The agreement calls for our project subsidiary to pay a fixed-rate of interest (at a weighted average of 2.99%) during the term of the agreement which expires in June 2006. As of June 30, 2002, there have been no other significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 16, 2001.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Cogentrix Energy, Inc. (3.1) (1)
3.2	Amended and Restated Bylaws of Cogentrix Energy, Inc., as amended. (3.2) (5)
4.1	Indenture, dated as of March 15, 1994, between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note (4.1) (2)
4.2	Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note (4.2) (3)
4.3	First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.3) (3)
4.6	Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) (4)
10.1	Amended and Restated Supplemental Equity Contribution Guarantee, dated as of May 22, 2002, made by Cogentrix Energy, Inc. in favor of Southaven Power, LLC and Credit Lyonnais.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

          One report on Form 8-K was filed during the quarter covered by this report:

          Current Report on Form 8-K, dated April 30, 2002, regarding the proposed acquisition of 100% of Cogentrix Energy's common stock by Aquila, Inc.

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
August 19, 2002	COGENTRIX ENERGY, INC. (Registrant) s/Thomas F. Schwartz Thomas F. Schwartz Group Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)