Form 10-Q
period 2002-09-30
COGENTRIX ENERGY INC
filed 2002-11-14
CIK 917711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2002

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
[ Ö ] Yes       [   ] No

Number of shares of Common Stock, no par value, outstanding at November 14, 2002:           282,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

COGENTRIX ENERGY, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(Dollars in thousands, except per share amounts)
	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 141,913	$ 170,656
Restricted cash	55,929	93,107
Accounts receivable	98,633	69,537
Inventories	24,596	27,550
Other current assets	5,321	3,001
Total current assets	326,392	363,851
NET INVESTMENT IN LEASES	497,191	499,182
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $334,368 and $301,539, respectively	1,054,214	669,371
LAND AND IMPROVEMENTS	14,125	13,999
CONSTRUCTION IN PROGRESS	750,695	775,154
DEFERRED FINANCING COSTS,
net of accumulated amortization of $42,424 and $35,423, respectively	52,919	60,582
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	342,433	330,455
TURBINES AND PROJECT DEVELOPMENT COSTS	143,805	104,677
OTHER ASSETS	58,751	69,234
	$ 3,240,525	$ 2,886,505

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 115,597	$ 167,349
Accounts payable	25,649	26,634
Accrued compensation	11,869	20,096
Accrued interest payable	23,582	10,685
Accrued construction costs	69,668	73,770
Other accrued liabilities	10,023	7,939
Total current liabilities	256,388	306,473
LONG-TERM DEBT	2,459,117	2,081,429
DEFERRED INCOME TAXES	149,740	138,767
MINORITY INTERESTS	127,905	111,874
OTHER LONG-TERM LIABILITIES	25,132	29,947
	3,018,282	2,668,490
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value, 300,000 shares authorized;
282,000 shares issued and outstanding	130	130
Notes receivable from shareholders	(6,119)	(4,000)
Accumulated other comprehensive loss	(18,229)	(9,272)
Accumulated earnings	246,461	231,157
	222,243	218,015
	$ 3,240,525	$ 2,886,505

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated financial statements.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2002 and 2001 (Unaudited)
(Dollars in thousands, except share and earnings per common share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

OPERATING REVENUES:
Electric	$ 112,542	$ 85,143	$ 302,531	$ 250,095
Steam	7,060	6,935	23,203	22,321
Lease	30,786	11,172	85,627	33,433
Service	14,659	14,029	40,196	43,850
Income from unconsolidated investment in power
projects, net of premium amortization in 2001	13,063	8,953	30,348	26,339
Gain on sales of project interests,
net of transaction costs, and other	4,254	9,047	11,772	73,166
	182,364	135,279	493,677	449,204
OPERATING EXPENSES:
Fuel	45,849	29,670	118,260	90,814
Cost of service	14,950	12,831	42,275	43,259
Operations and maintenance	26,930	19,983	76,308	58,995
General, administrative and development expenses	16,664	15,194	51,500	42,346
Merger-related costs, net of recoveries	(1,766)	-	7,410	-
Depreciation and amortization	17,342	9,866	50,887	29,093
	119,969	87,544	346,640	264,507
Operating income	62,395	47,735	147,037	184,697

OTHER INCOME (EXPENSE):
Interest expense	(31,862)	(21,823)	(90,878)	(72,618)
Investment income and other, net	627	2,741	1,992	8,078

Income before minority interests in income, provision for income taxes and cumulative effect of a change in accounting principle	31,160	28,653	58,151	120,157
Minority interest in income	(4,333)	(3,157)	(12,074)	(10,379)
Income before provision for income taxes and cumulative effect of a change in accounting principle	26,827	25,496	46,077	109,778
Provision for income taxes	(10,409)	(9,893)	(17,878)	(42,594)

Income before cumulative effect of a change in accounting principle	16,418	15,603	28,199	67,184
Cumulative effect of a change in accounting principle, net of tax	-	-	596	-
Net income	$ 16,418	$ 15,603	$ 28,795	$ 67,184

EARNINGS PER COMMON SHARE: Income before cumulative effect of a change in accounting principle	$ 58.22	$ 55.33	$ 100.00	$ 238.24
Cumulative effect of a change in accounting principle	-	-	2.11	-
Net income	$ 58.22	$ 55.33	$ 102.11	$ 238.24

Dividends declared per common share	$ -	$ -	$ 47.84	$ -

Weighted average common shares outstanding	282,000	282,000	282,000	282,000

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated financial statements.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 28,795	$ 67,184
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of a change in accounting principle	(596)	-
Gain on sales of project interests	(1,450)	(65,922)
Depreciation and amortization	50,887	29,093
Deferred income taxes	16,452	31,775
Minority interests in income of joint venture	12,074	8,661
Equity in net income of unconsolidated affiliates, net	(30,348)	(23,935)
Dividends received from unconsolidated affiliates	17,714	23,918
Minimum lease payments received	81,242	33,894
Amortization of unearned lease income	(85,627)	(33,433)
Decrease (increase) in accounts receivable	(29,096)	7,274
Decrease (increase) in inventories	2,954	(4,507)
Decrease in accounts payable	(985)	(3,954)
Increase in accrued liabilities	6,754	10,409
Decrease (increase) in other, net	4,767	(7,326)
Net cash flows provided by operating activities	73,537	73,131

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of project interests	300	112,300
Property, plant and equipment additions	(29,924)	(3,799)
Investments in unconsolidated affiliates	(5,020)	-
Construction in progress, project development costs and turbines	(418,120)	(724,809)
Decrease (increase) in restricted cash	37,178	(30,883)
Net cash flows used in investing activities	(415,586)	(647,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	406,240	759,691
Repayments of long-term debt	(80,915)	(78,495)
Investments from minority interests, net of dividends	5,080	13,794
Increase in deferred financing costs	(1,489)	(14,997)
Increase in notes receivable from shareholders	(2,119)	(2,511)
Common stock dividends paid	(13,491)	(10,309)
Net cash flows provided by financing activities	313,306	667,173

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,743)	93,113

CASH AND CASH EQUIVALENTS, beginning of period	170,656	131,834

CASH AND CASH EQUIVALENTS, end of period	$ 141,913	$ 224,947

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated financial statements.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.   Principles of Consolidation and Basis of Presentation

          The accompanying consolidated condensed financial statements include the accounts of Cogentrix Energy, Inc. ("Cogentrix Energy") and its subsidiary companies (collectively, the "Company"). Wholly-owned and majority-owned subsidiaries, including 50%-owned entities in which the Company has effective control through its designation as the managing partner of these projects, are consolidated. Less-than-majority-owned subsidiaries are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Cogentrix Energy and its subsidiary companies have been eliminated in the accompanying consolidated condensed financial statements.

          Information presented as of September 30, 2002 and for the three months and nine months ended September 30, 2002 and 2001 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, the results of operations for the three months and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

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

2.   New Accounting Pronouncements

          On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets to be tested at least annually for impairment based on the specific guidance in SFAS No. 142. The Company prepared a transition impairment test of goodwill and other intangibles in conjunction with the initial adoption and no impairment was indicated. The Company has determined that its unamortized goodwill and purchase price premiums have indefinite useful lives and has eliminated the amortization of these assets beginning in 2002. As of January 1, 2002, the Company had unamortized goodwill and unamortized purchase price premiums in unconsolidated power projects totaling $153.1 million. In addition, management continues to assess the carrying value of the purchase price premiums in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," and believes that these intangible assets are recoverable in all material respects. As of September 30, 2002, the Company had not incurred any impairments of goodwill or other intangibles. The table below presents the pro-forma impact of the amortization of goodwill and the purchase price premiums for the three-month and nine-month periods ended September 30, 2002 and 2001 (dollars in thousands, except per share amounts):
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net income Add back of goodwill and premium amortization Pro-forma net income	$16,418 - $16,418	$15,603 974 $16,577	$28,795 - $28,795	$67,184 2,918 $70,102
Earnings per common share: Reported net income Add back of goodwill and premium amortization Pro-forma net income	$ 58.22 - $ 58.22	$ 55.33 3.45 $ 58.78	$ 102.11 - $ 102.11	$ 238.24 10.35 $ 248.59

          In conjunction with the adoption of SFAS No. 142, the Company revised its accounting policy related to goodwill and purchase price premiums. Prior to January 1, 2002, goodwill was amortized over its useful life using the straight-line method. Subsequent to January 1, 2002, goodwill is tested for impairment on an annual basis and when other events or circumstances require an impairment test. Impairment losses are recognized whenever the fair value of goodwill is less than its carrying value. Fair value is determined using discounted cash flow analysis.

          On April 1, 2002, the Company implemented two interpretations issued by the Financial Accounting Standards Board ("FASB") Derivatives Implementation Group ("DIG"). DIG Issues C15 and C16 changed the definition of normal purchases and sales included in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and ongoing interpretation by the FASB's DIG (collectively, "SFAS No. 133"). Previously, certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business were exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus were not marked to market and reflected on the balance sheet like other derivatives. Instead, these contracts were recorded on an accrual basis. DIG Issue C15 changed the definition of normal purchases and sales for certain power contracts. DIG Issue C16 disallowed normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. The Company determined that one of its investments in unconsolidated affiliates in which the Company owns a 50% interest has a derivative commodity contract for the physical delivery of power which no longer qualifies for normal purchases and sales treatment under these interpretations. Beginning April 1, 2002, this contract was required to be recorded on the balance sheet at fair value and marked to market through earnings. The Company recorded a $0.6 million benefit, net of tax, from the adoption of these interpretations as a cumulative effect of a change in accounting principle as of April 1, 2002, in the accompanying consolidated statements of income.

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

          On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of this pronouncement was immaterial to the accompanying consolidated condensed financial statements. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company reviews its long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review is based on various analyses, including undiscounted cash flow projections. In management's opinion, at September 30, 2002, the carrying value of the Company's long-lived assets, including goodwill, is recoverable in all material aspects.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification gains and losses from extinguishment of debt as extraordinary items. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No.145 is applicable for the Company beginning January 1, 2003, with the provisions related to SFAS No. 13 for transactions occurring after May 15, 2002. The Company is currently evaluating the impact of adoption of SFAS No. 145.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of SFAS No. 146.

3.   Long-Term Debt

     Cogentrix Eastern America Credit Facility

          Cogentrix Eastern America, Inc. ("Eastern America"), which holds interests in certain investments in unconsolidated power projects, amended an existing revolving credit facility during September 2002. The total outstanding borrowings of $60.0 million were extended with a new lender and converted to a term loan with a final maturity date of September 30, 2005. Future maturities of this term loan are as follows (dollars in thousands):

Year	Amount
2002 2003 2004 2005	$ 1,250 8,625 7,500 42,625

          Outstanding borrowings accrue interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 4.0%. Eastern America incurred approximately $1.2 million in costs to amend and extend this credit facility. These amounts are classified as deferred financing costs in the consolidated balance sheets and will be amortized over the extended term of the credit facility. This credit facility is secured by Eastern America's capital stock and the capital stock of certain project subsidiaries which hold an investment in certain unconsolidated power projects.

     Southaven Project Swap Agreements

          During March and May 2002, the Southaven facility entered into two swap agreements covering, in aggregate, $289.1 million of project debt. The agreements call for the Southaven facility to pay a fixed-rate of interest (at a weighted average of 2.99%) during the term of the agreements which expires in August 2003.

4.   Project Level Defaults

          Replacement EPC Contracts for Jenks, Sterlington, Caledonia and Southaven Projects and Related Defaults - Our Jenks Facility achieved commercial operations in February 2002, and our Sterlington Facility did so as well in August 2002. Our Southaven and Caledonia facilities remain under construction. National Energy Production Corporation, a wholly-owned subsidiary of Enron Corporation, or one of its affiliates ("NEPCO"), was formerly the construction contractor for these four new electric generating facilities. Enron Corporation had guaranteed NEPCO's payment and performance obligations.

          On May 14, 2002 the project subsidiaries for the Sterlington, Southaven and Caledonia facilities each signed an engineering, procurement and construction contract ("EPC Contract") with a subsidiary of SNC-Lavalin Group, Inc. ("SNC-Lavalin"), subject to the prior termination of, and to replace, their EPC Contracts with NEPCO. At the same time, the project subsidiary for our Jenks facility signed a services contract with an affiliate of SNC-Lavalin, subject to the prior termination of, and to replace, a contract with NEPCO to complete the punch list and clean up work for the Jenks facility. These EPC Contracts with SNC-Lavalin were deemed effective immediately following the termination of the NEPCO contracts for cause on May 17, 2002 prior to NEPCO filing for bankruptcy protection.

          We obtained the prior consent of the project lender to the Caledonia facility before we terminated the NEPCO contract for this facility and executed the replacement EPC Contact with SNC-Lavalin. In connection with obtaining the lender's consent, we also secured the lender's agreement that Cogentrix Energy could terminate its commitment to provide a $20.0 million supplemental equity contribution to the Caledonia project.

          Because we did not obtain the prior consent of the project lenders to the Sterlington, Southaven and Jenks facilities, terminating the NEPCO contracts and executing the replacement EPC Contracts with SNC-Lavalin for these facilities resulted in events of default under their non-recourse project loan agreements. We subsequently negotiated for and received waivers of the events of default from all of the project lenders. In connection with obtaining a waiver from the project lenders for the Southaven facility, however, our project subsidiaries had to commit to provide additional contingent supplemental equity to the Southaven project if necessary to fund the amount of any liquidated damages that would have been payable by NEPCO under the liquidated damages provision of the terminated contract with NEPCO that are not otherwise covered by SNC-Lavalin or the suppliers of turbines or other equipment to the Southaven project. The maximum amount of this contingent commitment is currently $14.9 million but will be adjusted on December 31, 2002 to $27.4 million (less the aggregate amount of any project cost savings at that time, which we do not believe will be material). When Moody's Investor Services subsequently downgraded our senior notes in late October 2002 to Ba1 from Baa3, we were required to, and did, post a letter of credit issued under our corporate credit facility to support this contingent commitment of supplemental equity for the Southaven facility. Our project subsidiaries developing the Southaven facility also gave the lenders the right to use, for the purpose of covering any cost overruns at the project, up to $16.4 million of a $24.7 million letter of credit we had previously posted in 2001 after Enron Corporation filed for bankruptcy. This $24.7 million letter of credit may also be drawn upon to pay liquidated damages that would have been payable by NEPCO under the liquidated damages provision of the terminated contract with NEPCO that are not otherwise covered by SNC-Lavalin or the suppliers of turbines or other equipment to the Southaven project.

          Sterlington Facility Default - During July 2002, Dynegy Holdings, Inc. ("Dynegy"), the guarantor of the conversion services purchaser at our Sterlington facility, was downgraded below investment grade creating a purchaser event of default under the Sterlington facility's conversion service agreement and an event of default under the Sterlington facility's non-recourse project loan agreements. During October 2002, our Sterlington project affiliate and the project lender amended the loan agreement and provided a forbearance of this event of default which expires on December 31, 2002. This amendment, forbearance and waiver of certain other conditions allowed the project subsidiary to convert the Sterlington construction loans to a term loan and pay the project costs required to complete construction of the facility. As a condition to granting the waiver and forbearance, the lenders required that our project affiliate use all excess cash generated by the facility to repay the outstanding borrowings under the Sterlington facility's loan agreement on a quarterly basis. Subsequent to December 31, 2002, in the event Dynegy is unable to cure this event of default and the Company is unable to cure the event of default under the project loan agreement, the project lenders will have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. The Company accounts for this project using the equity method of accounting and this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's investment in this project was not significant as of September 30, 2002.

          Caledonia and Southaven Facility Customer Defaults - During August 2002, PG&E National Energy Group, Inc. ("NEG"), the guarantor of the conversion services purchaser at our Caledonia and Southaven facilities, was downgraded below investment grade. NEG was not able to provide an investment grade guaranty of its obligations under the conversion services agreement within 30 days. Therefore, this downgrade created an event of default by NEG under each facility's separate conversion services agreements (the "NEG Default"). This NEG Default does not create an event of default under these project subsidiaries' non-recourse loan agreements (September 30, 2002 long-term debt balances of $359.7 million and $353.3 million for the Caledonia and Southaven facilities, respectively) until six months after the NEG Default occurred. During our discussions with the project lenders to the Southaven facility after this NEG Default occurred, we agreed to allow the lenders to use draws under a $14.4 million letter of credit we had previously posted to support the Southaven project to repay outstanding borrowings under the project loan agreement as well as to cover liquidated damages and project cost overruns. This event of default can, in each case, be avoided if the applicable project subsidiary can find a replacement services or power purchaser or a substitute power sales or conversion services agreement satisfactory to the project lenders, or in the case of the Caledonia facility, meeting certain ratings and debt coverage criteria. In the case of the Southaven facility, the applicable project subsidiary is required to diligently pursue such replacement arrangements. Although we are diligently proceeding to find replacement power or service purchasers or substitute power sales or conversion services agreements for these facilities, there can be no assurances, however, that the Caledonia or Southaven project subsidiaries will be able to timely enter into a replacement power sales or conversion services agreement or obtain project lender approval. If an event of default occurs under the applicable project loan agreement and remains uncured, the applicable project lenders will not be obligated to continue funding construction draws and will have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets. At September 30, 2002, the net assets of the Caledonia facility were $31.8 million and the net liabilities of the Southaven facility were $12.2 million.

          Dominican Republic Facility Customer Defaults - The Company's project subsidiary, which owns our Dominican Republic facility that attained commercial operations during March 2002, notified the power purchaser, Corporación Dominicana de Electricidad ("CDE"), of events of default under the power purchase agreement based on CDE's failure to pay amounts due for the sale of electricity (the "Payment Default"). As of September 30, 2002, CDE was in default of approximately $10.7 million of the amounts due to the Company for the month of July 2002. Under the terms of the project subsidiary's implementation agreement with the State of the Dominican Republic ("SDR"), which guarantees CDE's payment obligations, we demanded during October 2002 that the SDR pay this past due amount owed by CDE (the "Payment Demand") and, when the SDR failed to do so in the time allotted according to the implementation agreement, notified the SDR that they are in default of the implementation agreement for failing to pay this past due amount by CDE. Subsequent to this notification, our project subsidiary exercised its rights under the power purchase agreement to suspend operation of this facility pending payment of the July invoice. Subsequent to September 30, 2002, CDE incurred a Payment Default related to the August and September 2002 invoices ($17.0 million) and our project subsidiary made a Payment Demand to the SDR related to the August 2002 invoice.

          Logan Facility Default - On October 29, 2002, Anker Energy Corporation ("Anker"), the fuel supplier for the Logan facility, filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. Even though Anker continues to perform under the current agreement, this event constitutes a default under the Logan facility's project loan agreement and will trigger an event of default if the Logan facility has not entered into a replacement fuel supply agreement within 60 days. Until this default is either cured or waived by the applicable financing parties, the Logan facility will be prohibited from making distributions to Eastern America. If an event of default under the project loan agreement occurs, the project lenders will have the right to exercise all remedies available to them including foreclosing upon and taking possession of all project assets. The Company's management believes that the Logan facility will be able to enter into a replacement contract or obtain a waiver from the project lenders prior to the expiration of the 60-day cure period. There can be no assurances, however, that the Logan project will be able to enter into such a replacement contract or obtain such a waiver from the project lenders. The Company accounts for its 50% interest in the Logan facility using the equity method of accounting and this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's carrying value of that investment was $103.2 million at September 30, 2002.

          Insurance Coverage Defaults - The Company's project subsidiaries which own our Richmond, Rocky Mount, Dominican Republic, James River and Rathdrum facilities incurred events of default during the quarter ended September 30, 2002 under their project loan agreements as a result of not being able to obtain the insurance coverage levels as required under the project loan agreements. The Company has received waivers for these events of default during the third and fourth quarters of 2002.

5.   Commitments and Other Matters

          Equipment Deposits - The Company currently has commitments with turbine and other equipment suppliers to purchase a set of three combustion/steam turbines and heat recovery steam generators. At September 30, 2002 we had made cumulative payments of $141.2 million which are currently recorded as an asset with remaining payments of $46.6 million under these commitments. The Company is currently storing certain parts related to the turbines and generators and expects to receive and store the balance of this equipment through the first quarter of 2003. The Company cannot provide any assurances that it will be able to place this equipment in a new project. If the Company is unsuccessful in placing the equipment, it could impact the carrying value of this equipment and consequently, the Company's results of operations.

          Agreement to Sell Caledonia Facility Interest - During 2001, the Company entered into an agreement to sell a 50% interest in the Caledonia facility at or near the commercial operations date which is estimated to be mid-2003, subject to certain conditions (the "Purchase Conditions"). The event of default under the conversion services agreement from the NEG downgrade (see Note 4) constitutes a failure of one of the Purchase Conditions. The purchaser will not be required to execute the purchase if this event of default is not remedied by the commercial operations date.

          Severance Charges - During the second and third quarters of 2002, the Company eliminated various positions at its corporate headquarters and at certain facilities and recorded a severance charge of approximately $6.8 million which is included in general, administrative and development expenses and operations and maintenance expenses in the accompanying consolidated statements of income. Of this amount, $3.1 million was paid through September 30, 2002 with the remaining amount expected to be paid through September 2004.

          Long-Term Service Agreement - During October 2002, the four project subsidiaries for our Caledonia, Southaven, Rathdrum and Jenks facilities entered into long-term service agreements ("LTSA") with General Electric International, Inc. ("GE"), whereby GE will provide certain maintenance services to these facilities. In conjunction with the execution of the LTSA, Cogentrix Parts Company, Inc. ("PartsCo"), a wholly-owned subsidiary of Cogentrix Energy, committed to purchase up to approximately $19.3 million in capital parts to support GE's work under the LTSA. The acquisition of these parts by PartsCo is required to be funded by the project subsidiaries under a parts sharing agreement between these project subsidiaries and PartsCo over an approximate 30-month period beginning in late 2003.

          Project Development Costs - The Company recorded charges of approximately $4.7 million and $13.5 million for the three months and nine months ended September 30, 2002, respectively, related to the write-off of costs capitalized for certain projects under development which are no longer considered viable. This charge is included in general, administrative and development expenses in the accompanying consolidated statements of income.

          Employee Benefit Plans - On June 30, 2002, the Company discontinued a non-qualified Supplemental Retirement Plan agreement with certain directors and officers as a consequence of the Aquila Merger Agreement (see Note 7). All amounts under the plan were distributed to participants during the third quarter of 2002, and the related asset and liability were removed from the accompanying consolidated balance sheets. This distribution did not have a material impact on the Company's financial results.

          Claims and Litigation - One of the Company's wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in 1997-1998 in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, management believes - based on its knowledge of the facts and legal theories applicable to these claims, after consultations with various counsel retained to represent the subsidiary in the defense of such claims, and considering all claims resolved to date - that the ultimate resolution of these claims should not have a material adverse effect on its consolidated financial position or results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

          In addition to the litigation described above, the Company experiences other routine litigation in the normal course of business. The Company's management is of the opinion that none of this routine litigation will have a material adverse impact on its consolidated financial position or results of operations.

6.   Comprehensive Income

          The table below presents the Company's comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively (dollars in thousands):
Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	2002	2001

Net income Cumulative effect of a change in accounting principle, net of tax Changes in fair value of interest rate swaps	$16,418 - (5,855)	$15,603 - (4,557)	$28,795 - (8,957)	$67,184 (4,386) (5,562)
Comprehensive income	$10,563	$11,046	$19,838	$57,236

7.   Merger Agreement

          On April 29, 2002, Cogentrix Energy and Aquila Merchant Services, Inc. ("Aquila") entered into a definitive agreement for Aquila (through certain subsidiaries) to acquire all of the outstanding common stock of Cogentrix Energy (the "Aquila Merger Agreement"). On the same date, Cogentrix Energy and certain of its wholly-owned subsidiaries entered into an asset purchase agreements with General Electric Capital Corporation ("GECC"). On August 2, 2002, Cogentrix Energy and Aquila agreed to terminate the Aquila Merger Agreement and Cogentrix Energy and certain of its wholly-owned subsidiaries pursuant thereto terminated the GECC purchase agreements. For the three months ended September 30, 2002, the Company recovered $2.5 million, net of external costs incurred related to these two transactions and incurred $0.7 million in internal costs related to a corporate retention program entered into in contemplation of selling the common stock of Cogentrix Energy (the "Retention Program"). For the nine months ended September 30, 2002, the Company incurred approximately $5.3 million in external costs, net of recoveries, related to these two transactions and $2.1 million for the Retention Program. These costs, in aggregate, are included in merger-related costs, net of recoveries, in the accompanying consolidated statements of income.

8.   Reclassifications

          Certain amounts included in the accompanying consolidated condensed financial statements for the periods ended September 30, 2001 and as of December 31, 2001, have been reclassified from their original presentation to conform to the presentation as of and for the periods ended September 30, 2002.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements.

          The information called for by this item is hereby incorporated herein by reference to pages 3 through 12 of this report.

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

General

          Cogentrix Energy, Inc. is an independent power producer that through its direct and indirect subsidiaries acquires, develops, owns and operates electric generating plants. We derive most of our revenue from the sale or generation of electricity, but we also produce and sell steam. We sell the electricity we generate to regulated electric utilities and power marketers, primarily under long-term power purchase agreements and we sell conversion services we provide to power marketers under long-term conversion services agreements. We sell the steam we produce to industrial customers with manufacturing or other facilities located near our electric generating plants. We were one of the early participants in the market for electric power generated by independent power producers that developed as a result of energy legislation the United States Congress enacted in 1978. We believe we are one of the larger independent power producers in the United States based on our total project megawatts in operation.

          We currently own - entirely or in part - a total of 24 electric generating facilities in the United States and one in the Dominican Republic. Our 25 plants are designed to operate at a total production capability of approximately 6,075 megawatts. After taking into account our partial interests in the 19 plants that are not wholly-owned by us, which range from 1.6% to approximately 74.2%, our net ownership interests in the total production capability of our 25 electric generating facilities is approximately 3,269 megawatts. We currently operate 12 of our facilities, 10 of which we developed and constructed.

          We also have ownership interests in and will operate two facilities currently under construction in Mississippi. Once these facilities begin operation, we will have ownership interests in a total of 26 domestic - and one international - electric generating facilities that are designed with a total production capability of approximately 7,695 megawatts. Our net equity interest in the total production capability of those 27 facilities will be approximately 4,889 megawatts.

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
          Termination or Modification of Certain of our Power Sales Agreements - The power sales agreements for the Kenansville facility terminated during the year ended December 31, 2001. The power sales agreements for our Roxboro and Southport facilities will terminate in December 2002. In addition, the power sales agreements for our Portsmouth and Hopewell facilities provide for a significant reduction in fixed payments received under such agreements after December 2002. Accordingly, revenues recognized by us under these power sales agreements have been or will be eliminated or significantly reduced. We expect the impact of these reductions on distributions to be received by Cogentrix Energy in the future will be partially offset by future distributions from our Jenks and Dominican Republic (see additional discussion under "Liquidity and Capital Resources - Other Significant Events") facilities, which commenced commercial operations during the first quarter ended March 31, 2002 and the receipt of significantly increased fixed payments under the power sales agreement for our Logan facility commencing in 2005.

          Equipment Commitments - We currently have commitments with turbine and other equipment suppliers to purchase a set of three combustion/steam turbines and heat recovery steam generators. As of the date of this filing, we have made cumulative payments of $149.5 million which are currently recorded as an asset with payments of $7.9 million due in 2002, and a remaining $30.4 million due in 2003, under these commitments. We are currently storing certain parts related to the turbines and generators and expect to receive the balance of the equipment through the first quarter of 2003. Although we are continuing our efforts to place this equipment into a project under development, we cannot provide any assurances that we will be able to place this equipment. If we are unsuccessful in placing the equipment, the carrying value of this equipment and consequently, our results of operations would be adversely affected.

          Insurance - The Company maintains an insurance program that includes coverages for power plant construction and operating risks. Recent events have adversely impacted all segments of the insurance industry. During our policy renewals, we have experienced a significant increase in premiums, an increase in certain deductible levels, insurance policy coverages at lower levels than historically procured, certain coverages no longer available on commercially reasonable terms or more restrictive policy terms and conditions. We expect to experience similar negative factors with future program renewals which may affect our results of operations.

Results of Operations - Three Months and Nine Months Ended September 30, 2002 and 2001 (dollars in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002			2001

Operating revenue Gain on sale of project interests, net, and other	$178,110 4,254		$126,232 9,047		$481,905 11,772		$376,038 73,166
Total revenues Operating expense General, administrative and development Merger-related costs, net of recoveries Depreciation and amortization Operating income	182,364 87,729 16,664 (1,766) 17,342 $ 62,395	100% 48 9 (1) 10 34	135,279 62,484 15,194 - 9,866 $ 47,735	100% 46 11 - 7 35	493,677 236,843 51,500 7,410 50,887 $147,037	100% 48 10 2 10 30	449,204 193,068 42,346 - 29,093 $184,697	100% 43 9 - 6 41

Three Months Ended September 30, 2002 as compared to Three Months Ended September 30, 2001

   Revenues

     Total revenues increased 34.8% to $182.4 million for the three months ended September 30, 2002 as compared to $135.3 million for the corresponding period of 2001 as a result of the following:

•

Electric revenue increased approximately $27.4 million primarily as a result of the commencement of commercial operations of the San Pedro and Jenks facilities which were under construction during the third quarter of 2001. This increase was partially offset by decreased operations at the Kenansville facility due to the expiration of its power purchase agreement in the third quarter of 2001.

•

Lease revenue increased approximately $19.6 million as a result of the commencement of commercial operations of the Rathdrum and Jenks facilities, which were under construction during the third quarter of 2001. The Rathdrum facility began commercial operations on September 12, 2001. The conversion services agreements for these facilities provide the conversion services purchaser the right to use our facility, and as a result, the capacity payments of these facilities are considered minimum lease payments and are accounted for as lease revenues.

•

Income from unconsolidated power projects increased approximately $4.1 million due to the commencement of commercial operations of the Sterlington facility which was under construction during the third quarter of 2001. Our interest in the Sterlington facility is accounted for using the equity method.

     Operating Expenses

          Total operating expenses increased 40.3% to $87.7 million for the three months ended September 30, 2002 as compared to $62.5 million for the corresponding quarter of 2001 as a result of the following:

•	Fuel expense increased approximately $16.2 million as a result of the commencement of commercial operations at the San Pedro facility which was under construction during the third quarter of 2001.
•

Operations and maintenance expense increased approximately $6.9 million primarily due to the commencement of commercial operations at three facilities which were under construction or completed construction during the third quarter of 2001.

     General, Administrative and Development Expenses

          General, administrative and development expenses increased approximately 9.9% to $16.7 million for the three months ended September 30, 2002, as compared to $15.2 million for the corresponding period of 2001, primarily resulting from a $4.7 million write-off of project development costs related to projects no longer considered viable as well as $3.4 million in severance costs as a result of a reduction in the corporate workforce. These increases were partially offset by decreases in incentive compensation as a result of our decreased profitability and a reduction in corporate costs as a result of certain cost-cutting measures.

     Depreciation and Amortization

          Depreciation and amortization increased 74.7% to $17.3 million for the three months ended September 30, 2002 as compared to $9.9 million for the corresponding period of 2001. The increase is primarily the result of depreciation recognized on three facilities achieving commercial operations between September 2001 and March 2002.

     Interest Expense

          Interest expense increased 46.3% to $31.9 million for the three months ended September 30, 2002 as compared to $21.8 million for the corresponding period of 2001, primarily due to the commencement of commercial operations at three facilities which were under construction or completed construction during the third quarter of 2001.

Nine Months Ended September 30, 2002 as Compared to Nine Months Ended September 30, 2001

     Revenues

          Total revenues increased 9.9% to $493.7 million for the nine months ended September 30, 2002 as compared to $449.2 million for the corresponding period of 2001 as a result of the following:

•

Electric revenue increased approximately $52.4 million primarily as a result of the commencement of commercial operations of the San Pedro and Jenks facilities which were under construction during the first nine months of 2001. This increase was partially offset by decreased operations at the Kenansville facility due to the expiration of its power purchase agreement in the third quarter of 2001 and decreased revenues as a result of the sale of our entire interest in the Batesville facility during the first quarter of 2001.

•

Lease revenue increased approximately $52.2 million as a result of the commencement of commercial operations of the Rathdrum and Jenks facilities. Construction of the Rathdrum facility was completed in September 2001, while the Jenks facility was completed in February 2002. The conversion services agreements for these facilities provide the conversion services purchaser the right to use the facility, and as a result, the capacity payments of these facilities are considered minimum lease payments and are accounted for as lease revenues.

•

Service revenue decreased approximately $3.7 million primarily due to a decrease in the variable energy rate charged to the purchasing utility and steam purchaser at our Cottage Grove facility as a result of a decrease in natural gas prices.

•

Income from unconsolidated investment in power projects increased approximately $4.0 million primarily due to the commencement of commercial operations of the Sterlington facility which was under construction during the nine months ended September 30, 2001. Our interest in the Sterlington facility is accounted for using the equity method.

•

Gain on sales of projects interests, net of transaction costs, and other decreased approximately $61.4 million primarily due to the sale of a 50% interest in our Sterlington facility and our entire interest in the Batesville facility during the first quarter of 2001. This decrease was partially offset by the sale of our entire membership interest in the limited liability company which owned and operated the Kenansville facility during September 2002. As part of this purchase of our 100% membership interest, the acquirer assumed all assets and related operating and contractual obligations of the Kenansville facility.

     Operating Expenses

          Total operating expenses increased 22.6% to $236.8 million for the nine months ended September 30, 2002 as compared to $193.1 million for the corresponding period of 2001 as a result of the following:

•

Fuel expense increased approximately $27.4 million as a result of the commencement of commercial operations at the San Pedro facility which was under construction during the first nine months of 2001. This increase was partially offset by reduced coal usage at several of our coal plants as a result of lower megawatt hours produced during the nine months ended September 30, 2002.

•

Operations and maintenance expense increased approximately $17.3 million primarily due to the commencement of commercial operations at three facilities which were under or completed construction during the first nine months of 2001. This increase was partially offset by a decrease due to the sale of our entire interest in the Batesville facility during the first quarter of 2001.

     General, Administrative and Development Expenses

          General, administrative and development expenses increased approximately 21.7% to $51.5 million for the nine months ended September 30, 2002, as compared to $42.3 million for the corresponding period in 2001, primarily resulting from a $13.4 million write-off of project development costs related to the projects no longer considered viable and $6.1 million in severance costs as a result of a reduction in the corporate work force. These increases were partially offset by a decrease in incentive compensation expense related to our decreased profitability.

     Depreciation and Amortization

          Depreciation and amortization increased 74.9% to $50.9 million for the nine months ended September 30, 2002 as compared to $29.1 million for the corresponding period in 2001. The increase is primarily the result of depreciation recognized on two facilities achieving commercial operations during the last four months of 2001 and another facility achieving commercial operations during the first quarter of 2002.

     Interest Expense

          Interest expense increased 25.2% to $90.9 million for the nine months ended September 30, 2002 as compared to $72.6 million for the corresponding period in 2001, primarily due to the commencement of commercial operations at three facilities which were under construction during the first three quarters of 2001. This increase was partially offset by an overall decrease in interest rates on our variable rate debt as well as interest incurred during 2001 on the Batesville facility.

Liquidity and Capital Resources

     Consolidated Information

          The primary components of cash flows provided by operations for the nine months ended September 30, 2002, were as follows (dollars in millions):

Net income
Depreciation and amortization
Equity in net income of unconsolidated affiliates
Dividends received from unconsolidated affiliates
Increase in accounts receivable
Increase in accrued liabilities

$ 28.8 50.9 (30.3) 17.7 (29.1) 6.8

          Cash on hand at the beginning of the period, cash flows from operations of $73.5 million, proceeds from borrowings of $406.2 million and funds released from escrow of $37.2 million were primarily used to (dollars in millions):

Purchase property, plant and equipment and to fund project development costs and turbine deposits Repay project financing borrowings and long-term debt Pay dividends on common stock	$ 448.0 80.9 13.5

     Parent Company Liquidity

          As of September 30, 2002, we had long-term debt (including the current portion thereof) of approximately $2.6 billion. With the exception of the $415.0 million of senior notes outstanding as of September 30, 2002, and $90.0 million in advances under the corporate credit facility, substantially all such indebtedness is project financing debt, the majority of which is non-recourse to Cogentrix Energy. As such, we believe that the unconsolidated parent company liquidity is more important than the liquidity position of the Company and its consolidated subsidiaries as presented on a consolidated basis. The parent company's principal sources of liquidity are:
•	Management fees, dividends and other distributions from its subsidiaries
•	Development and construction management fees
•	Proceeds from debt financings at the parent company level, including borrowings under its Corporate Credit Facility
•	Proceeds from asset sales

The parent company's principal uses of cash are:
•	Equity commitments in two projects under construction
•	Debt service on parent company level indebtedness
•	Taxes
•	Deposits on turbine/heat recovery steam generator equipment
•	Parent company general, administrative and development expenses
•	Shareholder dividends

          The ability of our project subsidiaries and project affiliates to pay dividends and management fees periodically to Cogentrix Energy is subject to limitations imposed by various financing documents. These limitations generally require that: (1) debt service payments are current; (2) historical and projected debt service coverage ratios are met; (3) all debt service and other reserve accounts are funded at required levels; and (4) there are no defaults or events of default under the relevant financing documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project affiliate.

          We maintain a corporate credit facility, which provides direct advances to, or the issuance of letters of credit for our benefit in an amount up to $250.0 million. The corporate credit facility matures in October 2003 and is unsecured. Currently, there are $90.0 million in borrowings outstanding and $157.5 million of letters of credit issued primarily in connection with projects we have under construction. The $2.5 million balance of the commitments under the corporate credit facility is available, subject to any limitations imposed by its covenants and the covenants included in the indentures under which we have issued our senior debt, to be drawn upon for general corporate purposes. Under the tangible net worth covenant in our corporate credit facility, at September 30, 2002, we could have experienced a reduction in the balance of shareholder's equity, prior to considering the amount of accumulated other comprehensive loss, of approximately $44.3 million and still have been in compliance with this covenant.

          During March 2002, we redeemed $20.0 million of our unsecured senior notes due 2004 as required by the terms of the indenture under which these notes were issued. An additional $20.0 million is due in March 2003 with the remaining $40.0 million of notes due in March 2004. Pursuant to the terms of the indenture for these notes, we can repurchase the senior notes in order to satisfy these repayment obligations.

          All outstanding obligations under the corporate credit facility will mature in October 2003. We intend to refinance these obligations. The terms of the refinanced obligations will reflect current market conditions, which have generally worsened for borrowers in the energy industry, and therefore, may not be as favorable as our current terms. There can be no assurance that we will be able to refinance all or a portion of these obligations.

          At September 30, 2002, the Company had $12.3 million of availability under the Corporate Credit Facility and approximately $64.7 million of unrestricted cash at Cogentrix Energy.

     Facility Construction

          We currently have two electric generating facilities, Southaven and Caledonia, under construction. The construction of each facility was or is being funded under each project subsidiary's or project affiliate's separate financing agreements and our equity contribution commitments. Our remaining equity contribution commitments for the Southaven facility is supported by a letter of credit provided under our corporate credit facility. Substantially all of these equity commitments will be contributed no later than the mandatory equity contribution date shown in the table below for each project utilizing corporate cash balances or advances under the corporate credit facility. Summarized information regarding each of the facilities follows (dollars in millions):
	Caledonia, Mississippi	Southaven, Mississippi

Ownership Percentage	100%	100%
Financial Close Date	July 2001	May 2001
Facility Substantial Completion	-	-
Project Funding: Total Project Financing Commitment Total Project Equity Commitment	$500.0 55.6 $555.6	$393.5 112.8* $506.3
Cogentrix Equity Commitment: Total Commitment Contributions through November 14, 2002 Anticipated Additional 2002 Contributions Anticipated 2003 Contributions	$ 55.6 $ 46.3 9.3 -	$112.8 $ 29.2 8.0 75.6
Mandatory Equity Contribution Date	December 2003	December 2003

*In addition, we have posted letters of credit totaling $52.1 million to support commitments our project subsidiaries have made to provide contingent supplemental equity to the Southaven project if required to fund unpaid liquidated damages or cover cost overruns on the project. See discussion below under "Impact of Enron Bankruptcy on our Facilities" and "Caledonia and Southaven Facilities Defaults Under the Conversion Services Agreement" for more information about these letters of credit and commitments.

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

          On May 14, 2002, each project subsidiary for our Sterlington, Southaven and Caledonia facilities signed contracts with subsidiaries of SNC-Lavalin Group, Inc. ("SNC-Lavalin"), subject to prior termination and to replace the then existing contracts with NEPCO to complete the engineering and construction of the Sterlington, Southaven and Caledonia facilities. In addition, a project subsidiary for our Jenks facility, which achieved commercial operations during February 2002, signed a services contract with an affiliate of SNC-Lavalin subject to prior termination and to complete the punch list and clean up work for the facility with NEPCO under the existing EPC contracts. All of these contracts were deemed effective immediately following the termination of the NEPCO EPC contracts for cause on May 17, 2002 prior to NEPCO filing for bankruptcy protection.

          SNC-Lavalin is one of the leading groups of engineering construction firms in the world and a global leader in the ownership and management of infrastructure. The SNC-Lavalin group of companies has over 14,000 employees in offices across Canada and in 30 other countries around the world. SNC-Lavalin is currently working in some 100 countries.

          Concurrent with the execution of the contracts, a subsidiary of SNC-Lavalin hired substantially all of NEPCO's management and staff. As a result, management and staff overseeing the projects will remain the same, insuring continuity, job knowledge and maintenance of construction quality and schedule. The Sterlington project has been and the Caledonia project will be completed on a fixed-price lump sum basis, the Southaven contract will be completed on a guaranteed maximum price basis and work under the services contract on the Jenks project will be performed on a cost plus fee basis. We expect the letters of credit Enron provided at the time we entered into the contracts with NEPCO for the Jenks and Sterlington facilities will cover all of the expected additional costs resulting from NEPCO's inability to satisfy its contractual commitments, including the cost overruns associated with the SNC-Lavalin contracts for these two projects. Enron did not, however, provide letters of credit to support NEPCO's performance under the original contracts for the Southaven and Caledonia facilities. We currently estimate that the aggregate amount of construction contract overruns for these two projects will be significantly offset by cost savings achieved in the overall project construction budgets resulting from savings on interest during construction and amounts set aside for contingencies.

          The execution of the SNC-Lavalin contracts and termination of the NEPCO contracts created events of default under the Sterlington, Southaven and Jenks non-recourse project loan agreements. The Company received prior approval from the Caledonia project lenders and waivers from the Sterlington, Southaven and Jenks project lenders for the execution of the SNC-Lavalin contracts and termination of the NEPCO contracts. In connection with the Caledonia approval, the applicable project lender agreed that Cogentrix Energy could terminate its commitment to provide a $20.0 million supplemental equity contribution. In connection with the Southaven approval, our project subsidiaries developing the Southaven facility committed to provide additional contingent supplemental equity to the project if necessary to fund the amount of any liquidated damages that would have been payable by NEPCO under the liquidated damages provision of the terminated contract with NEPCO that are not otherwise covered by SNC-Lavalin or the suppliers of turbines or other equipment to the Southaven project. The maximum amount of this contingent commitment is currently $14.9 million, but will be adjusted on December 31, 2002 to $27.4 million (less the aggregate amount of any project cost savings at that time which we do not believe will be material). When Moody's Investor Services subsequently downgraded our senior notes in late October 2002 (see"Other Significant Events" below), we were required to, and did, post a letter of credit issued under our corporate credit facility to support this contingent commitment of supplemental equity for the Southaven facility. Our project subsidiaries developing the Southaven facility also gave the lenders the right to use, for the purpose of covering any cost overruns at the project, up to $16.4 million of a $24.7 million letter of credit we had previously posted in 2001 after Enron Corporation filed for bankruptcy. This $24.7 million letter of credit may also be drawn upon to pay liquidated damages that would have been payable by NEPCO under the liquidated damages provision of the terminated contract with NEPCO that are not otherwise covered by SNC-Lavalin or the suppliers of turbines or other equipment to the Southaven project.

     Project Level Defaults at Sterlington Facility

          During April 2002, we amended the Sterlington facility's conversion services agreement and obtained a consent under this project affiliate's loan agreements extending the date by which the facility is required to be completed to no later than October 1, 2002. The Sterlington facility achieved commercial operations during August 2002 and met the completion deadline under this project affiliate's conversion services agreement and loan agreements. During May 2002, we drew $57.3 million under letters of credit provided on behalf of NEPCO under the project's EPC contract. A portion of these funds was utilized to pay for delay liquidated damages owed to the Sterlington facility by NEPCO as a result of late completion of the facility and a portion of these funds were utilized to pay for cost overruns and other damages incurred related to NEPCO's failure to perform under the EPC Contract.

          During July 2002, Dynegy Holdings, Inc. ("Dynegy"), the guarantor of the conversion services agreement at our Sterlington facility, was downgraded below investment grade creating a purchaser event of default under our conversion service agreement and an event of default under our non-recourse project loan agreements. During October 2002, our Sterlington project subsidiary and the project lender amended the non-recourse loan agreement and provided a forbearance of this event of default which expires on December 31, 2002. This amendment, forbearance and waiver of certain conditions allowed the project subsidiary to convert the Sterlington construction loans to a term loan and pay the project costs required to complete construction of the facility. As a condition to granting the waiver and forbearance, the lenders required that all excess cash generated by the facility will be utilized to repay the outstanding borrowings during the remaining term of the Sterlington facility's loan agreement on a quarterly basis. Subsequent to December 31, 2002, in the event Dynegy is unable to cure this event of default and we are unable to cure the event of default under the project loan agreement, the project lenders will have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. The project could remain in default for an extended period of time until we can provide a replacement conversion services or power purchaser or refinance the project loan agreement. There can be no assurances that we would be able to obtain a replacement conversion services or power purchaser or refinance the project loan agreements. The Company accounts for this project using the equity method of accounting and this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's investment in this project was not significant as of September 30, 2002.

     Caledonia and Southaven Facilities Defaults Under the Conversion Services Agreement

          During August 2002, PG&E National Energy Group, Inc. ("NEG"), the guarantor of the conversion services agreement at our Caledonia and Southaven facilities, was downgraded below investment grade. NEG was not able to provide a guaranty of its obligations under the conversion services agreement within 30 days. Therefore, this downgrade created an event of default by NEG under each facility's separate conversion services agreements. The Caledonia and Southaven facilities are currently under construction and are scheduled to be completed by mid-2003. This NEG event of default does not create an event of default under these project subsidiaries' non-recourse loan agreements until six months after the NEG event of default occurred. This event of default can, in each case, be avoided if the applicable project subsidiary can find a replacement conversion services or power purchaser or a substitute conversion services or power sales agreement satisfactory to the project lenders or, in the case of the Caledonia facility, meeting certain ratings and debt coverage criteria. In the case of the Southaven facility, the applicable project subsidiary is required to diligently pursue such replacement arrangements. Although we are diligently proceeding to find replacement power purchasers or substitute power sales agreements for these facilities, there can be no assurances that we will be able to timely enter into a replacement conversion services or power sales agreement or obtain project lender approval. If an event of default occurs under the applicable project loan agreement and remains uncured, the applicable project lenders will not be obligated to continue funding construction draws and will have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets.

          During 2001, the Company entered into an agreement to sell a 50% interest in the Caledonia facility, subject to certain conditions, at or near the commercial operations date which is estimated to be mid-2003. The downgrade of NEG discussed above, constitutes a failure to meet one of these conditions. The purchaser will not be required to execute the purchase unless this NEG event of default under the conversion services agreement is remedied by the commercial operations date.

     Cogentrix Eastern America Credit Facility

          One of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. ("Eastern America"), formed to hold interests in electric generating facilities acquired in 1999, amended a revolving credit agreement with a financial institution during September 2002. The total outstanding amount of $60.0 million was extended and converted to a term loan with a final maturity date of September 30, 2005. The credit agreement requires Eastern America to continue to accumulate in escrow, the distributions received from certain project affiliates until the amounts accumulated in escrow reach $6.0 million before any distributions can be made to Eastern America. If more than $6.0 million has been accumulated in escrow, such excess can be distributed to Eastern America prior to May 15, 2003, even if it could not otherwise be distributed if such restriction is solely a result of the Indiantown facility's inability to make distributions.. At June 30, 2003, if certain conditions exist at certain of Eastern America's project affiliates which prevent those project affiliates from making distributions to Eastern America, the entire $6.0 million held in escrow and, as long as any such conditions exist, any future distributions from those project affiliates will be used to prepay debt. If at June 30, 2003, these conditions do not exist and the project affiliates are able to make distributions to Eastern America, $3.0 million of the funds in escrow will be utilized to prepay outstanding borrowings with the remaining amount in escrow distributed to Eastern America and ultimately to Cogentrix Energy. In addition, if an event of default occurs under the project loan agreement for certain of Eastern America's project affiliates, a corresponding event of default would be triggered under the Eastern America credit agreement.

     Logan Facility Default

           On October 29, 2002, Anker Energy Corporation ("Anker"), the fuel supplier for the Logan facility, filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. Even though Anker has continued to perform under the current agreement, this event constitutes a default under the Logan facility's project loan agreement and will trigger an event of default if the Logan facility has not entered into a replacement fuel supply agreement within 60 days. Until this default is either cured or waived by the applicable financing parties, the Logan facility will be prohibited from making distributions to Eastern America. If an event of default under the project loan agreement occurs, the project lenders will have the right to exercise all remedies available to them including foreclosing upon and taking possession of all project assets. Management believes that the Logan facility will be able to enter into a replacement contract or obtain a waiver from the project lenders prior to the expiration of the 60-day cure period. There can be no assurances, however, that the Logan project will be able to enter into such a replacement contract or obtain such a waiver from the project lenders. The Company accounts for its 50% interest in the Logan facility using the equity method of accounting and this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's carrying value of that investment was $103.2 million at September 30, 2002.

     Indiantown Facility

          The Indiantown facility, pursuant to certain of its project contracts, has posted letters of credit securing its operating obligations. The bank which has provided these letters of credit has notified the Indiantown facility of its intention not to extend the term of these letters of credit, which are due to expire in the fourth quarter of 2002. The current amount of Indiantown's obligations secured by these letters of credit total approximately $11.7 million. If not renewed, these letters of credit will be drawn upon and convert to loans ("L/C Loans"). The Indiantown facility will be prohibited from making distributions to Eastern America until these L/C Loans are repaid in full or replacement letters of credit are obtained.

          The Indiantown facility also has posted a letter of credit in the amount of approximately $30.0 million, which together with cash in the debt service reserve account, represents the required debt service reserve. The bank which has provided this letter of credit has notified the Indiantown facility of its intention not to extend the term of this letter of credit, which is due to expire in November 2005. As a result, unless a replacement letter of credit provider is obtained, the Indiantown facility will be prohibited from making distributions to the Company until the Indiantown facility has fully funded the debt service reserve account. The remaining balance to be funded into this reserve account is approximately $30.0 million.

          The Company's management believes that the Indiantown facility will be able to enter into arrangements to obtain all of these letters of credit from replacement letter of credit providers. There can be no assurances, however, that the Indiantown facility will be able to obtain such replacement letters of credit.

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

          During 2002, our Dominican Republic, Jenks and Sterlington facilities achieved commercial operations. We made equity contributions related to these three projects in the aggregate amount of $75.2 million during 2002 utilizing corporate cash balances and advances under our corporate credit facility.

          Our project subsidiary, which owns our Dominican Republic facility that attained commercial operations during March 2002, notified the power purchaser, Corporación Dominicana de Electricidad ("CDE"), on several occasions of events of default under the power purchase agreement based on CDE's failure to pay amounts due for the sale of electricity (the "Payment Defaults"). All Payment Defaults that occurred prior to and including the June 2002 invoice have been cured with payment by CDE or the State of the Dominican Republic ("SDR"), the guarantor of CDE's payment obligations. As of the date of this filing, Payment Defaults existed related to the July through September 2002 invoices totaling approximately $27.7 million. We have notified the SDR of a default under the project subsidiary's implementation agreement with the SDR related to the July invoice in the amount of approximately $10.7 million and have demanded that the SDR pay all past due amounts owed by CDE for the August 2002 invoice in the amount of approximately $8.1 million. As a result of these Payment Defaults by CDE's and SDR's failure to honor its guarantee of CDE's obligation to make these payments to us, our project subsidiary has also exercised its right under the power purchase agreement to suspend operation of the facility pending cure of these Payment Defaults. The lack of payment of the July 2002 invoice by the SDR or CDE will create an event of default under the project subsidiary's non-recourse loan agreement during November 2002 and provide the lenders the right to exercise all remedies available to them including foreclosing upon and taking possession of all project assets. Continued slow payment by CDE and the SDR may increase our project subsidiary's working capital needs, therefore, delaying distributions to Cogentrix Energy. We will continue to attempt to collect amounts past due from CDE or the SDR and will continue to exercise all of the rights and remedies we have available to us under the power purchase agreement, the implementation agreement and the SDR guarantee.

          The Dominican Republic project lenders currently have the right to delay the conversion of the outstanding borrowings from construction loans to term loans (the "Conversion") while the SDR or CDE events of default exist. So long as the borrowings under the loan agreements remain as construction loans, our project subsidiary will be prohibited from making distributions to Cogentrix Energy. The project loan agreements require the Conversion to occur prior to February 18, 2003. In the event Conversion is not completed by this date, an event of default will be created under the project loan agreements and the lenders will have the right to exercise all remedies available to them including foreclosing upon and taking possession of all project assets.

          On November 12, 2002, each of our project subsidiaries that has an ownership interest in the Southaven and Caledonia projects received a notice from NEG of an event of default under the conversion services agreements for these facilities. The event of default NEG is alleging has occurred relates to our project subsidiaries' obligations to interconnect these facilities to the applicable transmission systems. We believe our project subsidiaries are in compliance with the applicable provisions of the conversion services agreements at both of these facilities and consequently, no event of default has occurred, and we have so indicated in our response to NEG.

          On October 28, 2002, Moody's announced its decision to downgrade the credit rating of the senior unsecured bonds of the Company to Ba1 from Baa3 and keep the rating under review for possible further downgrade. Moody's stated that its rating action reflects the credit deterioration of tolling counterparty guarantors for three projects owned by Cogentrix, a potential increase in the proportion of generation that is uncontracted and a worsening outlook for development of new projects.

          On November 1, 2002, Standard and Poor's Rating Services placed its BB+ rating of the Cogentrix Energy's senior unsecured bonds on credit watch with negative implications following the downgrades of NEG and Dynegy discussed above.

Impact of Energy Price Changes, Interest Rates and Inflation

          Energy prices are influenced by changes in supply and demand, as well as general economic conditions, and therefore tend to fluctuate significantly. We attempt to protect against the risk of changes in the market price for electricity by entering into contracts with fuel suppliers, utilities or power marketers that reduce or eliminate our exposure to this risk by establishing future prices and quantities for the electricity produced independent of the short-term market. Through various hedging mechanisms, we have attempted to mitigate the impact of changes on the results of operations of most of our projects. The hedging mechanism against increased fuel and transportation costs for most of our currently operating facilities is to provide contractually for matching increases in the energy payments our project subsidiaries receive from the utility purchasing the electricity generated by the facility.

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

          Most of our facilities that recently achieved commercial operations or are currently under construction have conversion services arrangements in place to minimize the impact of fluctuating fuel prices. Under these conversion services arrangements, each conversion services purchaser is typically obligated to supply and pay for fuel necessary to generate the electrical output expected to be dispatched by the customer.

          Changes in interest rates could have a significant impact on our results of operations because they affect the cost of capital needed to construct projects as well as interest expense of existing project financing debt. As with fuel price escalation risk, we attempt to hedge against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps on a portion of our indebtedness.

          Although hedged to a significant extent, our financial results will likely be affected to some degree by fluctuations in energy prices, interest rates and inflation. The effectiveness of the hedging techniques implemented by us is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contracts.

     Other Financial Ratio Data

          Set forth below are other financial data and ratios for the periods indicated (in thousands, except ratio data):

	Last Twelve Months Ended September 30,

	2002	2001

Parent EBITDA Parent Fixed Charges Parent EBITDA / Parent Fixed Charges	$93,348 $40,706 2.29	$175,264 $42,522 4.12

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

     Interest Rate Sensitivity

          We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. During March and May 2002, one of our project subsidiaries entered into two swap agreements covering, in aggregate, $289.1 million of project debt. The agreement calls for our project subsidiary to pay a fixed-rate of interest (at a weighted average of 2.99%) during the term of the agreement which expires in August 2003. As of September 30, 2002, there have been no other significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 16, 2001.

Item 4.  Controls and Procedures

          Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rule 13a-14 (c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Cogentrix Energy (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

          Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Cogentrix Energy, Inc. (3.1)[1]
3.2	Amended and Restated Bylaws of Cogentrix Energy, Inc., as amended. (3.2)[5]
4.1	Indenture, dated as of March 15, 1994, between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note (4.1)[2]
4.2	Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note (4.2)[3]
4.3	First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.3)[3]
4.6	Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6)[4]
10.1	Amended and Restated Credit Agreement among Cogentrix Eastern America and General Electric Capital Corporation, as Administrative Agent, dated as of September 6, 2002
10.2

Supplement, dated as of September 6, 2002, to the Borrower Stock Pledge Agreement, dated as of September 8, 1999, as amended by Amendment No. 1 thereto, dated as of December 19, 1999, made by Cogentrix Delaware Holdings, Inc. in favor of Dresdner Bank AG, New York Branch, as administrative Agent.

(b)   Reports on Form 8-K

          Two reports on Form 8-K were filed during the quarter covered by this report:

          1.   Current Report on Form 8-K, dated August 7, 2002, regarding the change in registrant's certifying accountant.

          2.   Current Report on Form 8-K, dated August 9, 2002, regarding the termination of the proposed acquisition of
                100% of Cogentrix Energy, Inc.'s common stock by Aquila, Inc.

[1]

Incorporated by reference to Registration Statement on Form S-1 (File No. 33-74254) filed January 19, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

[2]

Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

[3]

Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-67171) filed November 12, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

[4]

Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 33-67171) filed January 27, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

[5]

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
November 14, 2002	COGENTRIX ENERGY, INC. (Registrant) s/ THOMAS F. SCHWARTZ Thomas F. Schwartz Group Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          I, David J. Lewis, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of Cogentrix Energy, Inc.

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

          c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 s/ DAVID J. LEWIS David J. Lewis Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          I, Thomas F. Schwartz, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of Cogentrix Energy, Inc.

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

          c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 s/ THOMAS F. SCHWARTZ Thomas F. Schwartz Chief Financial Officer