Form 10-Q/A
period 2001-09-30
COGENTRIX ENERGY INC
filed 2003-01-15
CIK 917711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

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

COGENTRIX ENERGY, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

Cogentrix Energy, Inc. is filing this amendment to its report on Form 10-Q for the fiscal quarter ended September 30, 2001 for the sole purpose of filing Exhibit 10.4 thereto with information restored that had been redacted from Exhibit 10.4 pursuant to a request for confidential treatment.

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
January 15, 2003	COGENTRIX ENERGY, INC. (Registrant) s/Thomas F. Schwartz Thomas F. Schwartz Group Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)