Form 10-K
period 2002-12-31
COGENTRIX ENERGY INC
filed 2003-03-31
CIK 917711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act).
      ☐  Yes       ☒  No

Number of shares of Common Stock, no par value, outstanding at March 31, 2003:  282,000

DOCUMENTS INCORPORATED BY REFERENCE:   Current report on Form 8-K, dated August 7, 2002 regarding the change in registrant's certifying accountant

COGENTRIX ENERGY, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1.     Business

Introduction

          Cogentrix Energy, Inc. is an independent power producer that through its direct and indirect subsidiaries acquires, develops, owns and operates electric generating plants. We derive most of our revenue from the sale of electricity, but we also produce and sell steam. We sell the electricity we generate to regulated electric utilities and power marketers, primarily under long-term power purchase agreements or conversion services agreements. We sell the steam we cogenerate to industrial customers with manufacturing or other facilities located near our electric generating plants. We were one of the early participants in the market for electric power generated by independent power producers that developed as a result of energy legislation the United States Congress enacted in 1978. We believe we are one of the larger independent power producers in the United States based on our total project megawatts in operation.

          We currently own - entirely or in part - a total of 26 electric generating facilities in the United States and one in the Dominican Republic. Our 27 plants are designed to operate at a total production capability of approximately 7,695 megawatts. After taking into account our partial interests in the 19 plants that are not wholly-owned by us, which range from 1.6% to approximately 74.2%, our net ownership interests in the total production capability of our 27 electric generating facilities is approximately 4,889 megawatts. We currently operate 14 of our facilities, 12 of which we developed and constructed.

          Unless the context requires otherwise, references in this report to "we", "us", "our", or "Cogentrix" refer to Cogentrix Energy, Inc. and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix Energy" refers only to Cogentrix Energy, Inc., which is a development and management company that conducts its business primarily through subsidiaries. Cogentrix Energy's subsidiaries that are engaged in the development, ownership or operation of cogeneration facilities are sometimes referred to individually as a "project subsidiary" and collectively as "project subsidiaries." The unconsolidated affiliates of Cogentrix Energy that are engaged in the ownership and operation of electric generating facilities and in which we have less than a majority interest are sometimes referred to individually as a "project affiliate" or collectively as "project affiliates."

Our Strategy

          We intend to remain as one of the independent power industry leaders in the operation of electric generating facilities. We will seek to maximize the power generation potential of our operating assets and to minimize our operations and maintenance expenses and our fuel costs. These efforts encompass a commitment to upholding superior standards of safety, environmental compliance and efficiency. We focus on operating our plants under an integrated system which encourages the sharing of key information and best practices and enables us to minimize costs and maximize operating efficiencies. We believe that maintaining a low cost of production will be increasingly important to compete effectively in our business. In addition, we will assess restructuring alternatives for our existing power sale contracts that will enhance revenue generation or minimize variable operating costs.

          To supplement our existing fleet of facilities we will assess opportunities to develop or acquire additional electric generating facilities on a very selective basis. The primary elements of our growth strategy are as follows:
-

Selective Development of New Electric Generating Plants. We intend to pursue domestic development of new, highly efficient, low-cost facilities. We expect that these opportunities may be available on a limited basis in niche markets or with industrial or municipal customers. We expect these facilities to enter into long-term contractual arrangements with fuel suppliers and power purchasers. These contractual arrangements will provide us a scheduled and/or indexed payment for electricity and result in the fuel supplier or power purchaser assuming the risks associated with fuel and energy price fluctuations.

-

Acquiring Interests in Existing Domestic Electric Generating Plants. We intend to generally focus our future acquisition opportunities on projects that already have entered into power sales contracts with credit-worthy electric utilities and other customers. We may also seek to acquire interests in electric generating facilities that do not have contracts in place but are nonetheless highly efficient, low-cost providers that are currently available or may come available as a result of increased distressed asset sales in the merchant power generation industry.

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

Trends Affecting the Electric Generating Industry

          During 2002, the electric power generation industry experienced a number of adverse trends and events that will limit our ability to develop or acquire electric generating facilities. These trends and events included:
-

The United States electric power generation industry has realized a significant overbuild of power generation supply beginning in the late 1990s and continuing through 2003 with construction being completed on a number of new electric generating facilities. This additional supply of electric generating assets has created average reserve margins in many regions of the country that are well in excess of required margin levels.

-

Loss of confidence generally in companies participating in the electric generating industry due to heightened scrutiny of their finances and prospects by investors, lenders and the major credit rating agencies as a result of financial distress and liquidity concerns. As a result, the major credit rating agencies downgraded the credit ratings of many energy companies in 2002, including our own and those of several of our customers.

-	The movement towards competitive power markets has stalled as regulators assess the ability of our industry to successfully evolve to competitive markets.

Project Agreements, Financing and Operating Arrangements for Our Operating Facilities

     Project Agreements

          Most of our facilities have long-term power sales agreements to sell electricity to electric utilities or long-term conversion services agreements to sell conversion services (whereby our customers provide fuel to our facilities and our facilities convert this fuel into electricity) to power marketers. A facility's revenue from a power sales or conversion services agreement usually consists of two components: variable payments, which vary in accordance with the amount of energy the facility produces, and fixed payments that are received in the same amounts whether or not the facility is producing energy. Variable payments, which are generally intended to cover the costs of actually generating electricity, such as fuel costs if supplied by the operating facility and variable operation and maintenance expense, are based on a facility's net electrical output measured in kilowatt hours. Variable payment rates are either scheduled or indexed to the fuel costs of the electricity purchaser and/or an inflationary index.

          Fixed payments, which are intended to compensate us for the costs incurred by the project subsidiary whether or not it is generating electricity, such as debt service on the project financing, are more complex and are calculated based on a declared production capability of a facility. Declared production capability is the electric generating capability of a plant in megawatts that the project subsidiary contractually agrees to make available to the electricity purchaser. It is generally close to, but slightly less than 100% of the facility's design production capability dictated by its equipment and design specifications. Fixed payments are based either on a facility's net electrical output and paid on a kilowatt-hour basis or on the facility's declared production capability and can be adjusted if actual production capability varies significantly from declared production capability.

          Our power sales and conversion services agreements permit the electricity purchaser to direct the facility to deliver a variable amount of electrical output within limited parameters. This means the purchaser may, within those parameters, direct the facility to reduce or suspend the delivery of electricity. The power sales and conversion services agreements of substantially all of our facilities provide the electricity and conversion services purchaser with the right to reduce or suspend their purchases or delivery of electricity whenever they determine that they can obtain lower cost power either by generating power at their own plants or by purchasing electricity in bulk from others. The power sales and conversion services agreements for these facilities are structured in a manner such that when the amount of electrical output is reduced, the facility continues to receive the fixed payments, which cover fixed operating costs and debt service requirements and provide substantially all of the project subsidiary's profits. The variable payments, which cover the operating, maintenance and fuel costs incurred by the project subsidiary to generate electricity, are received only for each kilowatt-hour delivered.

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

          With the exception of facilities that the conversion services purchaser is responsible for providing fuel, most of our facilities purchase fuel under long-term supply agreements. Substantially all fuel supply contracts are structured so that the scheduled increases in the fuel cost are generally matched by increases in the variable payments received by the project subsidiary for electricity under its power sales agreements and, if applicable, steam under its steam sales agreements. This matching is typically accomplished by escalating the fuel prices as a function of the solid fuel index of the electricity purchaser by contracting for scheduled increases in the variable payments under our power sales or steam sales agreements designed to offset scheduled increases in fuel prices.

     Project Financing

          Each facility is or was financed primarily under financing arrangements at the project subsidiary or project affiliate level that, except as noted below, require the loans to be repaid solely from the project subsidiary's or project affiliate's revenues. They also generally provide that the repayment of the loans and payment of interest is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of our partnership or membership interests in that project subsidiary or project affiliate. This type of financing is generally referred to as "project financing."

          Project financing transactions are generally structured so that all revenues of a project are deposited directly with a bank or other financial institution acting as escrow or security deposit agent. These funds are then payable in a specified order of priority to assure that, to the extent available, they are used first to pay operating expenses, senior debt service, taxes and to fund reserve accounts. Then, subject to satisfying debt service coverage ratios and other conditions, any available funds may be disbursed to Cogentrix Energy and its other partners in the case of jointly owned facilities in the form of management fees, dividends, or distributions.

          Our facilities are initially financed using a high proportion of debt to equity. This leveraged financing permits our project subsidiaries and project affiliates to develop projects with a limited equity base but also increases the risk that a reduction in revenues could adversely affect a particular project's ability to meet its debt obligations. The lenders to each project subsidiary or project affiliate have security interests covering some or all of the aspects of the project, including the facility, related facility support agreements, the stock or partnership interest of our project subsidiaries or project affiliates, licenses and permits necessary to operate the facility and the cash flow derived from the facility. In the event of a foreclosure after a default, the project subsidiary or project affiliate would only retain an interest in the property remaining, if any, after all debts and obligations were paid.

          In addition, the debt of each operating project may reduce the liquidity of our interest in such project since any sale or transfer of its interest would, in most cases, be subject both to a lien securing such project debt and to transfer restrictions in the relevant financing agreements. Also, our ability to transfer or sell our interest in some of our projects is restricted by purchase options or rights of first refusal we have granted in favor of certain of our power purchasers, steam purchasers and project partners.

          Because the project debt is "non-recourse," the lenders under these project financing structures cannot look to Cogentrix Energy or its other projects for repayment unless Cogentrix Energy or another project subsidiary expressly agrees to undertake liability. Cogentrix Energy has agreed to undertake limited financial support for certain of its project subsidiaries in the form of limited obligations and contingent liabilities. These obligations and contingent liabilities take the form of guarantees, indemnities, capital infusions, support agreements and agreements to pay debt service deficiencies. To the extent Cogentrix Energy becomes liable under such guarantees and other agreements with respect to a particular project, the lenders to the project may look to use distributions received by Cogentrix Energy from other projects to satisfy these obligations. The aggregate contractual liability of Cogentrix Energy to the project lenders is, in each case, a small portion of the aggregate project debt. Thus, the project financing structures are generally described throughout this report as being "non-recourse" to Cogentrix Energy and its other projects.

          Two of our wholly-owned subsidiaries, Cogentrix Mid-America, Inc. ("Mid-America") and Cogentrix Eastern America, Inc. ("Eastern America"), which were formed to hold our interests in the entities which hold interests in the electric generating facilities we acquired in 1999 and 1998, maintain their own credit agreements with banks. Distributions received by Mid-America from the project subsidiaries they own or hold an interest in may be used to satisfy any outstanding obligations under their credit facility. In addition, distributions received by Eastern America from four of the significant project affiliates it holds an interest in may be used to satisfy outstanding obligations under their credit facility. Eastern America, which amended its credit agreement in September 2002, is currently required to accumulate up to $6.0 million in escrow from the distributions Eastern America receives from four of the significant project affiliates. Eastern America may be required to use those escrowed amounts as well as any future distributions from those project affiliates to pay down the outstanding balance under its revolving credit agreement in the event certain conditions exist. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Cogentrix Eastern America."

          Our facilities are insured in accordance with covenants in each project's debt financing agreements or to the satisfaction of the project lenders. Coverages for each plant include workers' compensation, commercial general liability, supplemented by primary and excess umbrella liability, and a master property insurance program including property, boiler and machinery and business interruption.

     Operating Arrangements

          We operate fourteen of our facilities. When we operate a facility, our project subsidiary or project affiliate directly employs the personnel required to operate the facility. We invest in training our operating personnel and structure our facility bonus program to reward safe, efficient and cost-effective operation of the facilities. Our management meets and conducts, several times a year, on-site facility performance reviews with each facility manager.

          We have established a strong record of safety, efficiency and reliability in operating our electric generating facilities, which reliability is measured in the industry by a generating plant's "availability" to generate and sell electricity. The table below shows the average "availability" of the plants we operated during the periods indicated.

Period	Average Availability
Year ended December 31, 2002 Year ended December 31, 2001 Year ended December 31, 2000	94.7% 94.0 94.9

          We provide to the facilities we operate administrative and management services for a periodic fee that in some cases is adjusted annually by an inflation factor. The ability of a project subsidiary or project affiliate to pay these management fees is contingent upon the continuing compliance by the project subsidiary or project affiliate with covenants under its project financing agreements and may be subordinated to the payment of obligations under those agreements.

     Ash Removal

          Project subsidiaries owning six of our coal-fired plants contract with our subsidiary, ReUse Technology, Inc., to remove coal combustion by-products generated by such facilities. ReUse constructs structural fills with these coal combustion by-products on property owned by it and others and provides coal combustion by-products to others for use in manufacturing and producing various products for resale.

Facilities In Operation

          Our facilities described below rely on power purchase or conversion services agreements for the majority of their revenues. During the fiscal year ended December 31, 2002, two regulated utility customers, Dominion Virginia Power and Florida Power & Light, accounted for approximately 36% and 14%, respectively of our interest in the aggregate revenues of our project subsidiaries and project affiliates. We expect that Dominion Virginia Power will account for a smaller portion of our revenue base in the future as a result of a significant reduction in fixed payments we are receiving from this utility at our Hopewell and Portsmouth facilities since December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Events and Trends Affecting Our Financial Condition and Results of Operations - Termination or Modification of Certain Power Sales Agreements at Some of Our Facilities." The failure of either of these utility customers to fulfill its contractual obligations for a prolonged period of time would have a material adverse effect on our primary source of revenues. Both of the regulated utilities have senior, unsecured debt outstanding that the major credit rating agencies have rated investment grade. Our Sterlington, Jenks, Dominican Republic and Rathdrum facilities all achieved commercial operations during 2001 and 2002. In addition, the Southaven and Caledonia facilities began producing power during early 2003, and we expect they will commence commercial operations in mid-2003.

Facility	Location	Fuel	Plant Megawatts	Our Percent Ownership Interest	Our Net Equity Interest in Plant Megawatts	Power or Conversion Services Purchaser

Jenks
Southaven
Caledonia
Sterlington
Richmond
San Pedro

Indiantown
Whitewater
Cottage Grove
Rathdrum
Portsmouth
Rocky Mount
Southport
Birchwood
Logan
Roxboro
Hopewell
Northampton
Cedar Bay
Carneys Point
Selkirk

Pittsfield
Scrubgrass
Gilberton
Panther Creek
Morgantown

Mass Power

        Totals

Jenks, OK
Southaven, MS
Caledonia, MS
Ouachita Parish, LA
Richmond, VA
Dominican Republic

Martin County, FL
Whitewater, WI
Cottage Grove, MN
Rathdrum, ID
Portsmouth, VA
Rocky Mount, NC
Southport, NC
King George, VA
Logan Township, NJ
Roxboro, NC
Hopewell, VA
Northampton Co.,PA
Jacksonville, FL
Carneys Point, NJ
Albany, NY

Pittsfield, MA
Scrubgrass Twp., PA
Frackville, PA
Carbon County, PA
Morgantown, WV

Springfield, MA

Natural Gas
Natural Gas
Natural Gas
Natural Gas
Coal
Fuel Oil

Coal
Natural Gas
Natural Gas
Natural Gas
Coal
Coal
Coal
Coal
Coal
Coal
Coal
Waste Coal
Coal
Coal
Natural Gas

Natural Gas
Waste coal
Waste coal
Waste coal
Coal/Waste coal
Natural Gas

			810 810 810 816 240 300 380 245 245 270 120 120 120 240 218 60 120 110 260 262 396 173 85 82 83 62 258 7,695	100.0 100.0 100.0 50.0 100.0 65.0 50.0 74.2 73.2 51.0 100.0 100.0 100.0 50.0 50.0 100.0 50.0 50.0 16.0 10.0 5.1 10.9 20.0 19.6 12.2 15.0 1.6	810.0 810.0 810.0 408.0 240.0 195.0 190.0 181.8 179.3 137.7 120.0 120.0 120.0 120.0 109.0 60.0 60.0 55.0 41.6 26.2 20.2 18.9 17.0 16.1 10.1 9.3 4.1 4,889.3

Exelon Generating Company
PG&E Energy Trading-Power
PG&E Energy Trading-Power
Dynegy Power Marketing
Dominion Virginia Power
Corporación Dominicana de
  Electricidad
Florida Power & Light
Wisconsin Electric Power
Northern States Power
Avista Turbine Power
Dominion Virginia Power
Dominion Virginia Power
Progress Energy Carolinas
Dominion Virginia Power
Atlantic City Electric
Progress Energy Carolinas
Dominion Virginia Power
Metropolitan Edison
Florida Power & Light
Atlantic City Electric
Consolidated Edison &
  Niagara Mohawk
New England Power
Pennsylvania Electric
Pennsylvania Power & Light
Metropolitan Edison
Monongahela Power

Boston Edison

Description of Facilities in Which We Own a Significant Economic Interest

     Jenks, Oklahoma Facility

          Our 810-megawatt combined-cycle, natural gas-fired electric generating facility located in Jenks, Oklahoma, provides declared production capability of up to 795 megawatts to Exelon Generating Company under a conversion services agreement that expires in February 2022. Exelon Generating Company is required to provide natural gas to the facility and we are required to convert the delivered fuel into electricity at a guaranteed efficiency. The facility's operation above or below this guaranteed efficiency will result in bonus or penalty payments from or to a tracking account. Exelon Generating Company has the exclusive right to dispatch the facility and is obligated to accept the entire electrical output of the facility as dispatched. Our project subsidiary has posted a letter of credit in favor of Exelon Generating Company to secure its obligations under the conversion services agreement.

          Fixed payments are subject to reduction to the extent the facility is unable to provide availability levels required under the conversion services agreement. We have the option to provide replacement power to Exelon Generating Company in lieu of reduced fixed payments. The contract capacity is subject to an adjustment on the basis of annual capacity testing.

     Southaven Facility

          Our 810-megawatt combined-cycle, natural gas-fired electric generating facility located in Southaven, Mississippi is being constructed to provide declared production capacity of at least 735 megawatts to PG&E Energy Trading-Power, L.P. ("PGET") under a 20-year conversion services agreement that will begin on the commercial operations date. The facility is currently in the testing phase and is scheduled to achieve commercial operations in mid-2003. On February 27, 2003 our project subsidiary for the Southaven facility notified the lender of an event of default under the facility's non-recourse loan agreement that resulted from an earlier downgrade of the credit ratings of PG&E National Energy Group, Inc. ("NEG"), the parent of PGET and the guarantor of PGET's obligations under the conversion services agreement. We do not anticipate, however, based upon discussions with the lender, that this event of default will result in an interruption of funding construction draws or a delay in the construction schedule of the Southaven facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Caledonia and Southaven Facility Defaults."

          PGET is required to provide natural gas to the facility and we are required to convert the delivered fuel into electricity at a guaranteed efficiency. The facility's operation above or below this guaranteed efficiency will result in bonus or penalty payments. Fixed payments are subject to reduction to the extent the facility is unable to provide net electric output as dispatched. We have the option to provide replacement power to PGET in lieu of reduced fixed payments.

          PGET is currently seeking to terminate the conversion services agreement and we are disputing PGET's right to do so. In March 2003, a Maryland court ordered PGET to submit the dispute to binding arbitration and to perform its obligations under the conversion services agreement during the arbitration proceedings. On March 24, 2003, PGET issued a Demand for Arbitration before the American Arbitration Association to resolve the disputes between the parties concerning PGET's alleged default by our project subsidiary under the conversion services agreement and PGET's disputed termination based upon that disputed default. If PGET terminates the agreement or otherwise does not perform under the agreement, it is our intention to operate the Southaven facility with one or more replacement agreements and/or as a merchant plant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Caledonia and Southaven Facility Defaults" for additional information regarding the potential contract termination and the impact it would have on this facility.

     Caledonia Facility

          Our 810-megawatt combined-cycle, natural gas-fired electric generating facility located in Caledonia, Mississippi is being constructed to provide declared production capacity of at least 735 megawatts to PGET under a 25-year conversion services agreement which will begin on the commercial operations date. The facility is currently in the testing phase and is scheduled to achieve commercial operations in mid-2003. On February 27, 2003 our project subsidiary for the Caledonia facility notified the lender of an event of default under the facility's non-recourse loan agreement that resulted from an earlier downgrade of the credit ratings of NEG, the parent of PGET and the guarantor of PGET's obligations under the conversion services agreement. We do not anticipate, however, based upon discussions with the lender, that this event of default under the project loan agreement will result in an interruption of funding construction draws or a delay in the construction schedule of the Caledonia facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Caledonia and Southaven Facility Defaults."

          PGET is required to provide natural gas to the facility and we are required to convert the delivered fuel into electricity at a guaranteed efficiency. The facility's operation above or below this guaranteed efficiency will result in bonus or penalty payments. Fixed payments are subject to reduction to the extent the facility is unable to provide net electric output as dispatched. We have the option to provide replacement power to PGET in lieu of reduced fixed payments.

          PGET is currently seeking to terminate the conversion services agreement and we are disputing PGET's right to do so. In March 2003, a Maryland court ordered PGET to submit the dispute to binding arbitration and to perform its obligations under the conversion services agreement during the arbitration proceeding. On March 24, 2003, PGET issued a Demand for Arbitration before the American Arbitration Association to resolve the disputes between the parties concerning PGET's alleged default by our project subsidiary under the conversion services agreement and PGET's disputed termination based upon that disputed default. If PGET terminates the agreement or otherwise does not perform under the agreement, it is our intention to operate the Caledonia facility with one or more replacement agreements and/or as a merchant plant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Caledonia and Southaven Facility Defaults" for additional information regarding the potential contract termination and the impact it would have on this facility.

     Sterlington, Louisiana Facility

          Our 816-megawatt combined-cycle, natural gas-fired electric generating facility located near the city of Sterlington, Louisiana provides declared production capability of up to 816 megawatts to Dynegy Power Marketing, Inc. under a conversion services agreement that has an initial expiration in September 2012. Either Dynegy Power Marketing, Inc. or our project affiliate has the option to extend this agreement for an additional five years. One of our wholly-owned subsidiaries owns 50% of the facility and a wholly-owned subsidiary of General Electric Capital Corporation ("GECC") owns the other 50% of the facility. Dynegy Power Marketing, Inc. is required to provide natural gas to the facility and we are required to convert the delivered fuel into electricity at a guaranteed efficiency. The facility's operation above or below this guaranteed efficiency will result in bonus or penalty payments from or to a tracking account. Dynegy Power Marketing, Inc. has the exclusive right to dispatch the facility and is obligated to accept the entire electrical output of the facility as dispatched. Cogentrix Energy has provided an unsecured guarantee of up to $5.0 million to support the obligations of our project affiliate under its conversion services agreement. GECC has agreed to reimburse Cogentrix Energy for 50% of any amounts Cogentrix Energy is required to pay under this guarantee up to $2.5 million.

          Fixed payments are subject to reduction to the extent the facility is unable to provide availability levels required under the conversion services agreement. We have the option to provide replacement power to Dynegy Power Marketing, Inc. in lieu of reduced fixed payments. The contract capacity is subject to an adjustment on the basis of annual capacity testing.

          Our project affiliate for the Sterlington Facility is currently in default under its non-recourse loan agreement, and we will not receive distributions from this project affiliate until we can refinance the non-recourse project financing for this facility. This event of default occurred as the result of the loss of investment grade credit ratings in July 2002 by Dynegy Holdings, Inc. ("Dynegy"), the guarantor of the obligations of Dynegy Power Marketing, Inc., which triggered an event of default under the conversion services agreement when Dynegy failed to cure this event of default in the time period provided. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Sterlington Facility."

     Richmond, Virginia Facility

          Our 240-megawatt stoker coal-fired cogeneration plant in Richmond, Virginia provides 209 megawatts of declared production capability to Dominion Virginia Power under two 25-year power sales agreements both of which expire in 2017. Our Richmond facility also provides steam to E. I. du Pont de Nemours & Company.

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

          If the number of days in any year in which the Richmond facility is unable to generate electricity in an amount equal to its declared production capability is more than the greater of 25 days or ten percent of the total number of days the facility was required by Dominion Virginia Power to operate, the fixed payments under the contract for that period will be reduced by four percent for each excess day. In the event capacity testing indicates that the facility's dependable production capability is less than 90% of the declared production capability, our subsidiary will be obligated to pay annual liquidated damages to Dominion Virginia Power. Our project subsidiary has posted letters of credit in favor of Dominion Virginia Power to secure its obligations to perform under the power sales agreements.

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

          The Dominican Republic facility is a three-unit facility that provides approximately 295 megawatts of declared production capability to Corporación Dominicana de Electricidad ("CDE") under a power purchase agreement that expires in March 2022. The three units attained commercial operations between November 2001 and March 2002. The contract capacity is subject to an adjustment based on a semi-annual capacity test. CDE has the exclusive right to dispatch the facility and is obligated to accept the entire net electric output of the facility. Our project subsidiary posted a $10.0 million letter of credit to support its obligations under this power purchase agreement in conjunction with the entire facility being declared commercial. Cogentrix Energy has provided a reimbursement obligation related to 65% of this letter of credit. The State of the Dominican Republic has guaranteed the CDE's payment obligations to our project subsidiary through an implementation agreement unanimously ratified by the full Dominican Congress.

          Since August 2002, CDE has failed to pay significant amounts due to our project subsidiary for the sale of capacity and electricity. The payment defaults currently total approximately $30.8 million. As a result of these payment defaults by CDE and the State of the Dominican Republic's failure to honor its guarantee of CDE's obligations, our project subsidiary has suspended operation of this facility until CDE cures the payment defaults. In addition, as a result of these payment defaults, the Dominican Republic facility triggered two events of default of its non-recourse project financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Dominican Republic Facility."

          Our project subsidiary is required to pay liquidated damages to CDE in the event we incur greater than 888 hours (total, hours measured per unit) of forced outage, maintenance outage and scheduled outage hours in any billing year in which a major overhaul is not performed. During a billing year in which a major overhaul is performed, we will be required to pay liquidated damages if we incur greater than 1,320 hours of forced outage, maintenance outage, scheduled outage and major overhaul outage hours.

     Indiantown, Florida Facility

          A Delaware limited partnership owns this 380-megawatt pulverized coal-fired cogeneration facility located in Martin County, Florida. NEG, through indirect subsidiaries, owns an effective 35% interest in the Indiantown partnership. Dana Commercial Corporation, through indirect subsidiaries, owns an effective 15% interest in the Indiantown partnership. One of our wholly-owned, indirect subsidiaries owns a direct 10% general partnership interest in the Indiantown partnership and a 40% limited partnership interest in the Indiantown partnership through another one of our wholly-owned indirect subsidiaries. The Indiantown facility began operation in December 1995 and sells steam to Louis Dreyfus Citrus, Inc.

          The Indiantown facility provides 330 megawatts of declared capacity to Florida Power & Light Company under a power sales agreement that expires in 2025. Capacity payments by Florida Power & Light are subject to adjustment on the basis of the Indiantown facility's actual production capability.

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

          An affiliate of NEG provides operation and maintenance services for the Indiantown facility pursuant to an operating agreement that expires in 2025. An affiliate of NEG manages and administers the business of the partnership that owns the facility pursuant to a management service agreement that expires in 2029. NEG has experienced a financial downturn, is currently in default on various recourse loan obligations, and is engaged in discussions on restructuring its loan and other agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Events and Trends Affecting Our Financial Condition and Results of Operations - PG&E National Energy Group, Inc."

          The coal supplier and ash disposal vendor for Indiantown, Lodestar, filed for bankruptcy protection in April 2001. In 2001, Indiantown negotiated certain changes to the coal contract with Lodestar, which were approved by the bankruptcy court. Separately, in 2002 Lodestar's bankruptcy proceedings were modified so that its business and assets, including the Indiantown coal contract, will be sold. It is anticipated that Lodestar will not emerge from the bankruptcy as a going concern. Additionally, Lodestar has failed to perform certain of its obligations under the contract pertaining to ash disposal and Indiantown has delivered a notice of default to Lodestar. On March 20, 2003, Indiantown and Lodestar negotiated a settlement agreement under which Indiantown agreed to pay $1.0 million in exchange for the termination of the coal and ash disposal contract as of March 31, 2003 and the receipt of mutual releases of all outstanding issues. The terms of this settlement were submitted to the bankruptcy court on March 21, 2003, and barring any objections, approval should be received no later that April 4, 2003. When the contract is terminated as a result of this settlement, Indiantown has arranged for replacement coal supply and ash disposal services.

     Whitewater, Wisconsin Facility

          Our Whitewater facility is a 245-megawatt combined-cycle, natural gas-fired cogeneration facility in Whitewater, Wisconsin. One of our wholly-owned indirect subsidiaries is the sole general partner of the general partnership that owns the facility with a 1% general partnership interest. Another wholly-owned indirect subsidiary of ours owns an approximate 73.2% limited partnership interest. An affiliate of Arclight Capital Partners I, LLC owns the remaining approximate 25.8% limited partnership interest.

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

          The fixed payments from the utility may be reduced to the extent that the utility's senior debt is downgraded by any two of Standard & Poor's Corporation, Moody's Investors Service, Inc. and Duff & Phelps as a result of the utility's long-term power purchase obligations under the power purchase agreement for the Whitewater facility. So long as the partnership's first mortgage bonds issued to finance construction of the facility are outstanding, the reduction may not exceed the level necessary to cause the partnership's debt service coverage ratio to be less than 1.4 in any one month, with such ratio calculated on a rolling average of the four fiscal quarters immediately preceding the proposed adjustment. After the partnership's first mortgage bonds have been repaid, the reduction may not exceed 50% of the partnership's revenues minus expenses. Reductions precluded by application of these limitations are accumulated in a tracking account with interest accruing at a specified rate. Tracking account balances are to be repaid when possible, subject to the limitations described above, or may be applied to the price of the utility's option to purchase the Whitewater facility at the expiration of the power sales agreement.

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

          We manage and administer the partnership's business with respect to the Whitewater facility, and provide management and administrative services to the general partner of the partnership. Also, one of our wholly-owned subsidiaries operates the facility pursuant to an operation and maintenance agreement with the partnership.

     Cottage Grove, Minnesota Facility

          Our Cottage Grove facility is a 245-megawatt combined-cycle, natural gas-fired cogeneration facility in Cottage Grove, Minnesota. One of our wholly-owned indirect subsidiaries is the sole general partner of the partnership that owns the facility with a 1% partnership interest. Another wholly-owned indirect subsidiary of ours owns an approximate 72.2% limited partnership interest in Cottage Grove. An affiliate of Arclight Capital Partners I, LLC owns the remaining approximate 26.8% limited partnership interest.

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

          We manage and administer the partnership's business with respect to the Cottage Grove facility, and provide certain management and administrative services to the general partner of the partnership. Also, one of our wholly-owned subsidiaries operates the facility pursuant to an operation and maintenance agreement with the partnership.

     Rathdrum, Idaho Facility

          Rathdrum Power owns a 270-megawatt combined-cycle, natural gas-fired electric generating facility located in Rathdrum, Idaho. One of our wholly-owned subsidiaries owns a 51% membership interest in Rathdrum Power and an affiliate of Avista Corporation owns the remaining 49% membership interest.

          Rathdrum Power provides Avista Turbine Power the entire facility production capacity under a power purchase agreement that expires in October 2026. Avista Turbine Power is required to provide natural gas to the facility and Rathdrum Power is required to convert the delivered fuel into electricity at a guaranteed efficiency. Rathdrum Power's operation above or below this guaranteed efficiency will result in payments from or to a tracking account. Avista Turbine Power has the exclusive right to dispatch the facility and is obligated to accept the entire net electric output of the facility. Avista Corporation, the parent company of Avista Turbine Power, has guaranteed Avista Turbine Power's payment obligations to Rathdrum Power.

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

     Portsmouth, Virginia Facility

          Our facility located in Portsmouth, Virginia is a 120-megawatt stoker coal-fired cogeneration facility. The Portsmouth facility provides Dominion Virginia Power declared production capability of up to 115 megawatts under a power sales agreement that expires in June 2008. The power sales agreement for the Portsmouth facility provides for a significant reduction in fixed payments after December 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Events and Trends Affecting Our Financial Condition and Results of Operations - Termination or Modification of Certain Power Sales Agreements at Some of Our Facilities." The Portsmouth facility also sells process steam to BASF Corporation and U.S. Amines (Portsmouth), LLC.

          If the power sales agreement for this facility is terminated prior to the end of its initial or any subsequent term, other than due to a default by Dominion Virginia Power, then our project subsidiary must pay a penalty to Dominion Virginia Power. The amount of the penalty is the difference between payments for production capability already made and those that would have been allowable under the applicable "avoided cost" schedules of Dominion Virginia Power, plus interest. Payments to our project subsidiary are not subject to reduction or refund due to a prohibition by the State Utility Commission of recovery from its customers by Dominion Virginia Power.

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

          If the number of days in any year in which the Rocky Mount facility is unable to generate electricity in an amount equal to its declared production capability is more than the greater of 25 days or ten percent of the total number of days the facility was required by North Carolina Power to operate, then the fixed payments under the contract for that period will be reduced by four percent for each excess day. In the event capacity testing indicates that the Rocky Mount facility's dependable production capability is less than 90% of the declared production capability, our project subsidiary will be obligated to pay annual liquidated damages to North Carolina Power. A letter of credit has been posted by our project subsidiary in favor of North Carolina Power to secure its obligations to perform under the power sales agreement.

     Roxboro and Southport, North Carolina Facilities

          Our subsidiary, Cogentrix of North Carolina, Inc., operates stoker coal-fired cogeneration plants in both Roxboro and Southport, North Carolina, that are owned by another wholly-owned project subsidiary of Cogentrix Energy.

          Until December 2002, the Roxboro and Southport facilities sold electricity under separate power sales agreements to Carolina Power & Light ("CP&L"), doing business now as Progress Energy Carolinas. The 60-megawatt Roxboro facility operated at a declared production capability of up to 56 megawatts and the 120-megawatt Southport facility operated at a declared production capability of up to 107 megawatts.

          Since their power sales agreements expired, the Roxboro and Southport facilities have been operating under one-year contracts to sell energy and capacity to CP&L that expire in December 2003. These contracts provide for a significant reduction in capacity payments as compared to the contracts which expired in December 2002. The energy and capacity rates were set in accordance with CP&L's filed tariff rates for the purchase of energy and capacity from Qualifying Facilities ("QFs") as defined by the Federal Energy Regulatory Commission ("FERC"). These published tariff rates are approved by the North Carolina Utility Commission (the "NCUC") and represent CP&L's avoided cost as promulgated under FERC rules. Our entitlement to the capacity rate in the published tariff was contested by CP&L before the NCUC, which ruled in our favor in its order of March 7, 2003. CP&L filed a motion for reconsideration with the NCUC on March 21, 2003 which is pending.

          CP&L has made filings before the NCUC in the biennial avoided cost proceeding attempting to establish new rates, terms and conditions for the purchase of energy and capacity from QFs over five megawatts in size. If approved by the NCUC, these new terms and conditions may deter our project subsidiaries for these facilities from entering into future tariff-based contracts for the sale of energy and capacity with CP&L. Our project subsidiaries and other third parties are challenging this proposed tariff modification and believe that this new tariff would not comply with current FERC regulations. In addition, we are seeking the establishment of rates, terms and conditions which are in compliance with applicable state and federal laws and regulations. In the event that standard tariff contracts for energy and capacity are not available from CP&L, our project subsidiaries will make alternative arrangements for the electric output of the facilities. These arrangements may include sales contracts with other utilities or power marketers, or operation of the facilities as merchant plants.

          Collins & Aikman Corporation exercised its option to extend the steam contract through 2007 and continues to purchase process steam for its textile manufacturing facility from the Roxboro facility and ArcherDaniels-Midland Company also exercised its option to extend the steam contract until 2008 and continues to purchase steam for its pharmaceutical and chemical manufacturing company from the Southport facility.

     Birchwood, Virginia Facility

          Through an indirect, wholly-owned subsidiary we have a 50% interest in a partnership that owns a 240-megawatt pulverized coal-fired cogeneration facility in King George, Virginia. A subsidiary of Mirant Corporation owns the remaining 50% of the partnership. A 36-acre greenhouse located adjacent to the facility, which is jointly owned by us and a subsidiary of Mirant Corporation, uses steam from the facility. An affiliate of Mirant Corporation manages and operates the Birchwood facility.

          The Birchwood facility provides 218 megawatts of declared production capability to Dominion Virginia Power measured at summer conditions and 222 megawatts of declared production capability measured at winter conditions under a power sales agreement that expires in 2021. The power sales agreement provides that in the event the state utilities commission prohibits Dominion Virginia Power from recovering from its customers payments made by Dominion Virginia Power to our project affiliate, the partnership that owns the facility would recognize a reduction in payments received under the power sales agreement after the 20th anniversary of commencement of commercial operations of the facility to the extent necessary to repay the amount of the disallowed payments to Dominion Virginia Power with interest. During June 2000, the Birchwood facility signed a separate agreement with Dominion Virginia Power to sell up to 20 megawatts of supplemental capacity and energy, with an initial term expiring on December 31, 2003.

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

     Logan, New Jersey Facility

          A Delaware limited partnership owns the Logan facility, a 218-megawatt pulverized coal-fired, dual-certified QF and EWG cogeneration plant located on the Delaware River in Logan Township, New Jersey. The partnership leases the Logan facility to another Delaware limited partnership. Our indirect, wholly-owned subsidiary, owns a 50% general partnership interest in each of the first limited partnership and each of the partners of the second limited partnership. NEG is the sole limited partner in each of the first partnership and the partners of the second limited partnership, owning a 1% limited partnership interest. The NEG subsidiary also owns a 49% general partnership interest in each of the first partnership and each of the partners of the second limited partnership. The Logan facility sells steam to Ferro, formerly Monsanto\Solutia.

          The Logan facility provides up to 203 megawatts of declared production capability to Atlantic City Electric Company ("Atlantic") under a power sales agreement that expires in 2024. The Logan facility has the capability to provide up to approximately 15 megawatts of excess production capability and energy to third parties.

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

          In 1999, Logan and Atlantic entered into arbitration regarding the testing procedure for facility heat rate as pertains to energy prices paid to Logan by Atlantic. The arbitration award issued in 2002 called for Logan to develop a new heat rate test procedure, and conduct new heat rate tests, the results of which would be used for current billing under the power sales agreement and applied retroactively to energy deliveries made since February 2000. The project expects to finalize new heat rates in accordance with the test procedure in 2003 and is not expected to have a material impact on our consolidated results of operations.

          An affiliate of NEG provides operation and maintenance services for the Logan facility pursuant to an operation and maintenance agreement with an initial term expiring in 2004. An affiliate of NEG provides management services pursuant to a management services agreement that expires in 2027. NEG has experienced a financial downturn, is currently in default on various recourse loan obligations, and is engaged in discussions on restructuring its loan and other agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Events and Trends Affecting Our Financial Condition and Results of Operations - PG&E National Energy Group, Inc."

     Hopewell, Virginia Facility

          Our facility located in Hopewell, Virginia is a 120-megawatt stoker coal-fired cogeneration facility owned and operated by a general partnership, in which a 50% general partnership interest is owned by one of our subsidiaries. The remaining 50% partnership interest is owned by Capistrano Cogeneration Company, a subsidiary of NRG Energy, Inc.

          The Hopewell facility provides declared production capability of up to 92.5 megawatts to Dominion Virginia Power under a power sales agreement that expires in January 2008. This power sales agreement provides for a significant reduction in fixed payments after December 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Events and Trends Affecting Our Financial Condition and Results of Operations - Termination or Modification of Certain Power Sales Agreements at Some of Our Facilities." If the power sales agreement is terminated prior to the end of its initial or any subsequent term other than due to a default by Dominion Virginia Power, the project partnership must pay a penalty to Dominion Virginia Power. The amount of the penalty is the difference between payments for production capability already made and those that would have been allowable under the applicable "avoided cost" schedules of the utility plus interest. Payments to the general partnership are not subject to reduction or refund due to a prohibition by the State Utility Commission of recovery from its customers by Dominion Virginia Power. Honeywell International, formerly known as Allied-Signal Corporation, purchases steam from the Hopewell facility.

Principal Customers

          Electric utility customers accounting for more than ten percent of our interest in the aggregate revenues of our project affiliates and project subsidiaries for the fiscal years ended December 31, 2002, 2001 and 2000 were as follows:

	Year Ended December 31,

	2002	2001	2000

Dominion Virginia Power Florida Power & Light Progress Energy Carolinas	36% 14 8	43% 17 11	40% 17 13

          As a result of recent growth and our projects currently under construction, our operations are now and will be even more diverse in the future with regard to both geography and fuel source and less dependent on any single project or customer. Our customers at the Southaven, Caledonia, Sterlington and Dominican Republic facilities which recently achieved commercial operations or are expected to achieve commercial operations during 2003 are currently in default of their power sales or conversion services agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash flows from Our Project Subsidiaries and Project Affiliates - Caledonia and Southaven Facility Defaults, Sterlington Facility and Dominican Republic Facility."

Regulation

          Our facilities are subject to federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of electric generating facilities. Federal laws and regulations govern transactions, rates, transmission access, and eligibility criteria for electric power plants. For certain facilities, state regulatory commissions may approve the rates and, in some instances, other terms under which utilities purchase electricity from independent producers. These state commissions may have broad jurisdiction, including siting jurisdiction, over non-utility owned power plants. Power plants also are subject to laws and regulations governing environmental emissions and other substances produced by a plant, along with the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before construction or operation of a power plant commences and that the power plant operates in compliance with them. We strive to comply with all environmental laws, regulations, permits and licenses but, despite such efforts, at times we have been in non-compliance, although not materially.

Energy Regulations

     Federal Regulation

          Overview.  Two federal statutes establish the basic statutory framework for ownership and operation of electric power plants-the Public Utility Holding Company Act of 1935 ("PUHCA") and the Federal Power Act ("FPA"). Two other federal statutes-the Public Utility Regulatory Policies Act of 1978 ("PURPA") and the Energy Policy Act of 1992 ("EPAct")-create certain regulatory exemptions for owners and operators of power plants and expand the authority of the "FERC" to order transmission access. In general, over time, implementation of these statutes has provided additional opportunities for independent power producers like Cogentrix Energy to compete in wholesale power markets. The discussion of the statutes set forth below focuses only on those provisions that affect our facilities.

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

          EPAct implemented amendments to both PUHCA and the FPA that have facilitated the development of a competitive wholesale power market. EPAct establishes a new category of independent generators - "exempt wholesale generators" or "EWGs" - that are exempt from regulation under PUHCA. An EWG is any entity that is determined by FERC to be engaged directly, or indirectly through one or more affiliates, and exclusively in the business of owning and/or operating all or part of an eligible facility and selling electricity at wholesale. Although EWGs are exempt from regulation under PUHCA, they are still subject to regulation under the FPA and under state laws.

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

          Impacts on Cogentrix Energy. All of our facilities qualify as QFs under PURPA or EWGs or FUCOs under EPAct, or in some cases, as both a QF and EWG. Therefore, all of our subsidiaries that own or operate power plants are exempt from regulation under PUHCA, except insofar as they may also be subsidiaries of registered holding companies. In addition, our power marketing subsidiary, which owns no electric facilities aside from books and records, is exempt from regulation under PUHCA. Our non-QF EWGs, as well as our power marketing subsidiary, are subject to rate regulation under the FPA. Finally, Cogentrix Energy and its subsidiaries may benefit from the increased transmission access to utility systems resulting from the FERC initiatives described above.

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

          Several of Cogentrix Energy's facilities that are QFs have also been determined to be EWGs. Some of these dually-certified facilities also have authority from FERC under the FPA to sell at market-based rates. In addition, our Southaven and Caledonia facilities, which are in the final stages of construction, will qualify as EWGs with market-based rate authority. ''

     State Regulation

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

     Proposed Legislation

          There are currently efforts in Congress to repeal PUHCA. Such efforts have been ongoing for years, and although there had been some momentum for the passage of PUHCA repeal, the collapse of Enron Corporation has slowed that momentum considerably. Elimination of PUHCA would enable more companies to consider owning generating, transmission and distribution assets, would permit "single state" utility systems to expand beyond their state borders, and would permit companies that are currently in registered holding company systems to diversify their investments to a greater extent than now permitted. This could attract more competitors to the power development and power marketing business. We believe that we are well positioned, however, to meet stronger competition and, indeed, may be able to pursue more investment opportunities made available by the potential repeal of PUHCA.

         Although such initiatives are slowing, the state commissions or state legislatures of some states are considering, or have considered, whether to open the retail electric power market to competition. These initiatives are generally called "retail access" or "customer choice". Such "customer choice" plans typically allow customers to choose their electricity suppliers by a certain date. Retail competition is possible when a customer's local utility agrees, or is required, to "unbundle" its distribution service, that is, the delivery of electric power to retail customers through its local distribution lines, from its transmission and generating service.

          The competitive price environment that would result from retail competition may cause utilities to experience revenue shortfalls and deteriorating creditworthiness. However, most, if not all, state plans will insure that utilities receive sufficient revenues, through a distribution surcharge if necessary, to pay their obligations under existing long-term power purchase contracts with QFs and EWGs, including the above market rates, or "stranded investment" costs, provided for in such contracts. Many states will also provide that the stranded investment costs will be "securitized" through new financial instruments. On the other hand, QFs and EWGs may be subject to pressure to lower their contract prices or to renegotiate contracts in an effort to reduce the "stranded investment" costs of their utility customers.

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

          The 1990 Amendments also provide an extensive new operating permit program for existing sources called the Title V permitting program. Because all of the facilities we operate were permitted under the Prevention of Significant Deterioration New Source Review Process, the permitting impact to Cogentrix under the 1990 Amendments at those facilities is expected to be minimal. The costs of applying for and maintaining operating air permits are not anticipated to be significant. Title V operating permits have been received for all currently operating plants with the exception of Rathdrum and Green Country, which have applications pending.

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

          The EPA has recently proposed to control HAP emissions from industrial boilers and process heaters. Since several facilities have boilers that generate below 25 Mw - the level that may trigger the applicability of the electric steam generating rule - it is possible that these units could be subject to this rule. If these units are determined to be subject to this rule, controls on particulate matter and hydrogen chloride may be required to meet the proposed "maximum applicable control technology" ("MACT") standard for this category. This regulation is proposed and the final regulation may or may not be more or less stringent than that proposed.

          The EPA also has recently proposed to control HAP emissions from stationary combustion turbines. Several facilities have combustion turbines that are subject to this regulation. However, all of our combustion turbines are of the type and are operated such that the proposed regulation will require only more reporting requirements and not additional control technology. This regulation is proposed and the final regulation may be more or less stringent than that proposed.

          The EPA continues to conduct an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to the facilities over the years. The EPA's focus is on whether any of the changes made were subject to new source review or new performance standards, and whether best available control technology was or should have been used. Cogentrix has not received any notices of violation from the EPA relating to any of its facilities as a result of this industry-wide investigation. The Portsmouth Plant has received and responded to a Section 114 Request from EPA Region III to "provide information reasonably required for the purpose of determining whether that person is in violation of, among other things, any requirements of the State Implementation Plan ("SIP"), New Source Performance Standards and Review of New Sources and modifications." The EPA conducted its site visit to the Portsmouth Plant on March 7, 2001. In addition, the Richmond facility received a notice of inspection from the EPA regarding this facility's compliance with certain aspects of the Clean Air Act. The EPA conducted its site visit to the Richmond Plant on April 23, 2002. EPA has taken no action as a result of these inspections and no actions are expected at this time. Management believes that Cogentrix would have a meritorious defense to any action brought by the EPA relating to any of its facilities.

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

          In a related action, the EPA in December 1999 granted petitions of four northeastern states seeking to reduce transport of ozone across state boundaries by requiring reductions in NOx emissions from sources in 30 states and the District of Columbia. As a result, 392 facilities, including those operated by our project subsidiaries in North Carolina and Virginia, will have to reduce NOx emissions or take other steps to meet these NOx emission reduction requirements. Under these petitions, facilities would have to implement controls or use emission allowances to achieve required NOx emission reductions by May 2003.

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

          We are evaluating the NOx emission reductions that these EPA initiatives and state regulations will require us to meet. Upgrade of continuous emissions monitoring equipment has already been completed to meet the May 2003 deadline for this upgrade. We expect we will need to install and are in the process of installing additional or new control equipment at several of the facilities operated by our project subsidiaries in North Carolina and Virginia. The costs of the additional equipment should not be material to the operations of these facilities. In addition to installing new control equipment, we will need to purchase NOx "allowances".

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

          Emergency Planning and Community Right-to-Know Act.  In April of 1997, the EPA expanded the list of industry groups required to report the Toxic Release Inventory under Section 313 of the Emergency Planning and Community Right-to-Know Act to include electric utilities. Our operating facilities are required to complete a toxic chemical inventory release form for each listed toxic chemical manufactured, processed or otherwise used in excess of threshold levels. The purpose of this requirement is to inform the EPA, states, localities and the public about releases of toxic chemicals to the air, water and land that can pose a threat to the community. We have complied with this reporting requirement.

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

Employees

          At December 31, 2002, we employed 533 people, none of whom is covered by a collective bargaining agreement.

Item 2. Properties

          In addition to our properties listed and described in the section entitled "Business - Facilities in Operation," we own our principal executive office, a single 61,024 square foot building, located at 9405 Arrowpoint Boulevard in Charlotte, North Carolina.

          We also lease office space in Prince George, Virginia, Wilmington, Delaware and two warehouse facilities in Prince George, Virginia.

          We believe that our facilities and properties have been satisfactorily maintained, are in good condition, and are suitable for our operations.

Item 3. Legal Proceedings

     Product Liability Claims Related to Coal Combustion By-Products

          One of our indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale by that subsidiary of coal combustion by-products for use in 1997 and 1998 in various construction projects. We cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, we believe - based on our knowledge of the facts and legal theories applicable to these claims, after consultations with various counsel retained to represent the subsidiary in the defense of such claims, and considering all claims resolved to date - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations.

     Claims Asserted by City of Jenks against our Jenks, Oklahoma Facility

          In October 2002, the City of Jenks, Oklahoma filed a petition in the District Court for Tulsa County, State of Oklahoma against our indirect, wholly-owned subsidiary, Green Country Energy, LLC ("Green Country"), which owns our Jenks facility. The petition also names as defendants the counterparty under the conversion services agreement for this facility, Exelon Generation Company, LLC ("Exelon"), and a third party that transports natural gas on behalf of Exelon. The City of Jenks claims that Green Country is liable for failure to pay an annual gross receipts tax of 2% on sales of electricity and that Green Country and the other defendants are also liable to Jenks for failure to pay a pipeline capacity permit fee of 3% of the purchase price of natural gas transported to the Green Country facility. Our project subsidiary's position is that it does not "sell" electricity to Exelon, and, even if the conversion services agreement is construed as a "sale" of electricity, the sale is wholesale in interstate commerce and not a sale to a residential or commercial user. In regard to the pipeline capacity permit fee, the defendants have asserted that the pipelines are not located within the city's rights of way and, therefore, are not subject to the fee. If it were to be determined that the pipeline capacity permit fee is applicable, the calculation of the amount due to the City of Jenks would be problematic as the calculation is based upon the purchase price of gas, and Green Country does not purchase gas from Exelon. We believe that our project subsidiary has meritorious defenses to these claims and intends to contest them vigorously.

          Letter of Credit Draw Litigation - Jenks, Oklahoma Facility

          To support the obligations of National Energy Production Company ("NEPCO"), the contractor initially engaged to construct our Jenks facility, Bayerische Hypo-und Vereinsbank AG ("HVB") issued a $39.0 million letter of credit for our benefit related to the construction of the Jenks facility. During February 2001, HVB sold and transferred, without recourse, an undivided 100% interest in this letter of credit to Banca Nagionale del Larvaro SPA ("BNL") under a participation agreement executed by HVB and BNL. Our project subsidiary drew this $39.0 million letter of credit in December 2001, after NEPCO failed to meet certain obligations under the construction contract. When HBV requested reimbursement for the amount drawn from BNL pursuant to the participation agreement, BNL refused to pay. In response, HBV filed an action in the Supreme Court of the State of New York in December 2001, against BNL for reimbursement of the $39.0 million plus costs and attorneys fees for breach of the participation agreement. In February 2002, BNL filed a third-party complaint against Green Country, Cogentrix Energy, NEPCO and Green Country's administrative agent for its outstanding indebtedness seeking recovery from each of them of the $39.0 million, plus interest, attorneys' fees and other unspecified damages. The case was removed to the United States Bankruptcy Court, Southern District of New York, in July 2002. We believe that Cogentrix Energy and Green Country each have meritorious defenses to these claims and intend to contest them vigorously.

          During December 2002, JP Morgan Chase Bank ("JP Morgan") commenced a separate action in the United States District Court, Southern District of New York against Cogentrix Energy, Green Country and Cogentrix of Oklahoma, Inc. arising out of a $14.0 million draw Green Country made in December 2001 on a letter of credit that JP Morgan issued on behalf of NEPCO. This letter of credit was also issued to support certain obligations of NEPCO related to the construction of the Jenks facility. The complaint alleges that the draw was wrongful because the construction of the Jenks facility was completed substantially on time and the draw was a breach of the original NEPCO contract because it did not meet the conditions to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. We believe that Cogentrix Energy, Green Country and Cogentrix of Oklahoma, Inc. each have meritorious defenses to these claims and intend to contest them vigorously.

     Letter of Credit Draw Litigation - Sterlington Facility

          During December 2002, JP Morgan commenced an action in the United States District Court, Southern District of New York against Cogentrix Energy, Quachita Power, LLC ("Quachita"), which owns our Sterlington facility, and Cogentrix Ouachita Holdings, Inc. arising out of a $41.2 million draw in May 2002 on a letter of credit that JP Morgan issued to support certain obligations of NEPCO related to the construction of the Sterlington facility. The complaint alleges that the construction of the Sterlington facility was deliberately delayed by Quachita in order to draw on the letter of credit and that the draw was a breach of the original NEPCO contract because the conditions had not been met to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. We believe that Cogentrix Energy, Quachita and Cogentrix Ouachita Holdings, Inc. all have meritorious defenses to these claims and intend to contest them vigorously.

          During February 2003, Westdeutsche Landesbank Girozentrale ("WestLB") commenced an action in the United States District Court, Southern District of New York against Quachita arising out of Quachita's draw in May 2002 on a $16.2 million letter of credit that WestLB issued to support certain obligations of NEPCO related to the construction of the Sterlington facility. The complaint alleges that the draw was improper and that the contractual conditions allowing this draw to be made had not been met. We believe that Quachita has meritorious defenses to WestLB's claims and intend to contest them vigorously.

     Other Routine Litigation

          In addition to the litigation described above, we experience other routine litigation in the normal course of business. We do not believe that any of this routine litigation, if decided adversely to us, would have a material adverse impact on our consolidated financial position or results of operations.

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

Dividends - On February 14, 2002, our board of directors declared a dividend on our outstanding common stock of $13.5 million ($47.84 per common share) to shareholders of record as of March 31, 2002, which was paid on April 1, 2002. The board of directors has adopted a policy, which is subject to change at any time, of maintaining a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures under which Cogentrix Energy has senior debt outstanding and the corporate credit facility agreement, our ability to pay dividends and make other distributions to our shareholders is restricted. As a consequence of the event of default under our corporate credit facility, we are currently unable to pay dividends to our shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Parent Company Liquidity - Corporate Credit Facility."

Item 6. Selected Consolidated Financial Data

          The following table sets forth certain selected consolidated financial data as of and for the five years ended December 31, 2002, which should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of and for each of the five years in the period ended December 31, 2002 set forth below has been derived from our audited consolidated financial statements.
	Years Ended December 31, 2002 2001 2000 1999 1998 (Dollars in thousands, except earnings per common share and cash dividends declared per common share amounts)

Statements of Income Data:
Total operating revenues and
   income from unconsolidated
   investment in power projects
Operating expenses:
   Operating costs
   General, administrative
       and development
   Merger related costs,
      net of recoveries
   Loss on impairment of assets
   Depreciation and amortization
          Total operating expenses

	$ 642,914 303,822 59,277 7,410 29,982 68,823 469,314	$568,145 252,772 62,210 - - 41,264 356,246	$551,095 258,247 42,286 - - 50,698 351,231	$447,563 195,142 39,014 - - 43,713 277,869	$408,693 185,567 36,490 - - 42,535 264,592
Operating income Other expense: Interest expense Other, net	173,600 (122,297) (13,438)	211,899 (97,273) (4,401)	199,864 (105,242) (10,400)	169,694 (94,956) (3,747)	144,101 (74,949) (6,506)
Income before income taxes, cumulative effect of a change in accounting principle and extraordinary gain (loss)	37,865	110,225	84,222	70,991	62,646
Provision for income taxes	(14,962)	(42,768)	(32,678)	(27,576)	(24,914)
Income before cumulative effect of a change in accounting principle and extraordinary gain (loss)	22,903	67,457	51,544	43,415	37,732
Cumulative effect of a change in accounting principle, net	596	-	-	-	-
Extraordinary gain (loss) on early extinguishment of debt, net	2,884	-	-	-	(743)
Net income Earnings per common share Cash dividends, declared per common share	$ 26,383 $ 93.56 47.84	$ 67,457 $ 239.21 -	$ 51,544 $ 182.78 36.56	$ 43,415 $ 153.95 30.79	$ 36,989 $ 131.17 26.23

As of December 31, 2002 2001 2000 1999 1998 (in thousands)
Balance Sheet Data: Total assets Project financing debt (1) Parent debt (2) Total shareholders' equity	$3,284,471 2,143,384 494,351 219,332	$2,886,505 1,828,321 435,000 218,015	$2,307,024 1,357,810 455,000 162,478	$1,636,133 945,383 355,000 120,451	$1,499,851 877,653 355,000 87,863

(1)

Project financing debt with respect to each of our facilities is "substantially non-recourse" to Cogentrix Energy and its other project subsidiaries. For a discussion of the term "non-recourse," see "Business - Project Agreements, Financing and Operating Arrangements for Our Operating Facilities - Project Financing" herein.

(2)

Parent debt represents obligations of Cogentrix Energy only and does not include non-recourse obligations of its project subsidiaries or project affiliates. Parent debt does not include non-contingent contractual obligations of Cogentrix Energy such as interest on our senior notes, construction, equipment, compensation, lease and other commitments that through December 31, 2003, will require Cogentrix Energy to pay a total of $109.5 million. Letters of credit issued under Cogentrix Energy's corporate credit facility secure approximately $46.8 million of these obligations. In addition, Cogentrix Energy also has contingent contractual obligations that include approximately $73.9 million of standby equity and supplemental equity commitments secured by letters of credit issued under its corporate credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -Liquidity and Capital Resources - Parent Company Liquidity ".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          In addition to discussing and analyzing our recent historical financial results and condition, the following discussion includes statements concerning certain trends and other forward-looking information affecting or relating to Cogentrix that are intended to qualify for the protections afforded "Forward-Looking Statements" under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein and elsewhere in this Form 10-K are inherently subject to risks and uncertainties that could cause the actual results to differ materially from the forward-looking statements. See cautionary statements appearing in the Business section above and elsewhere in this Form 10-K for a discussion of the important factors affecting the realization of those results.

Trends Affecting the Electric Generating Industry

          During 2002, the electric power generation industry experienced a number of adverse trends that will limit our ability to develop or acquire electric generating facilities. These trends included:
-

The United States electric power generation industry has realized a significant overbuild of power generation supply beginning in the late 1990s and continuing through 2003 with construction being completed on a number of new electric generating facilities. This additional supply of electric generating assets has created average reserve margins in many regions of the country that are well in excess of required margin levels.

-

Loss of confidence generally in companies participating in the electric generating industry due to heightened scrutiny of their finances and prospects by investors, lenders and the major credit rating agencies as a result of financial distress and liquidity concerns. As a result, the major credit rating agencies downgraded the credit ratings of many energy companies.

-	The pace of movement towards competitive power markets has stalled as regulators assess the ability of our industry to successfully evolve to competitive markets.

Events and Trends Affecting Our Financial Condition and Results of Operations

     Termination or Modification of Certain Power Sales Agreements at Some of Our Facilities

          In December 2002, the power sales agreements for our Roxboro and Southport facilities expired, and the fixed capacity payments our Portsmouth and Hopewell Facilities have been receiving from Dominion Virginia Power under their power sales agreements were permanently reduced in accordance with the previously amended terms in the agreements. As a result, Cogentrix Energy will experience a significant reduction in the aggregate amount of distributions from these facilities in the current fiscal year and in subsequent fiscal years. We expect distributions from our Jenks facility and Dominican Republic facility may help partially offset the adverse effect on the operating cash flow of Cogentrix Energy of the reduced distributions from the Roxboro, Southport, Portsmouth and Hopewell facilities in the current fiscal year. However, the project financing loan agreements for our Jenks facility require our Jenks project subsidiary, beginning in February 2004, to use all of its excess cash to pay outstanding project financing debt. To permit the Jenks project subsidiary to continue making distributions to Cogentrix Energy after that date, we will need to refinance this project financing debt. See discussion of uncertainties related to the refinancing of project subsidiary debt at "- Events and Trends Affecting Our Financial Condition and Results of Operations - Impact of Deteriorating Market Conditions on Refinancing of Parent, Project Subsidiary and Project Affiliate Debt." We are not currently receiving distributions from our Dominican Republic facility because the purchaser of power has not paid approximately $30.8 million in amounts due since August 2002 for the sale of capacity and electricity, and our project subsidiary has exercised its right to suspend operations of the facility pending cure of these payments defaults. See "- Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Dominican Republic Facility."

     Facilities Achieving Commercial Operations

          Our growth has substantially increased our electric production capability. The Jenks and Sterlington facilities achieved commercial operations during 2002 resulting in the recognition of additional lease revenue (for the capacity payments under its conversion services agreement that are accounted for as an operating lease) and energy revenue at the Jenks facility and equity in earnings from unconsolidated affiliates at the Sterlington facility. The Sterlington facility is accounted for under the equity method of accounting. In addition, the final portion of the Dominican Republic facility also achieved commercial operations during 2002 resulting in the recognition of additional energy and capacity revenue. These facilities were project financed with debt and as a result, have increased the interest expense reported in our results of operations. Our facilities under construction at December 31, 2002 will not have a significant impact on our results of operations until they begin commercial operations, at which time, we will experience an increase in operating revenues, operating expenses and interest expense.

     Insurance

          The Company maintains an insurance program that includes coverages for power plant construction and operating risks. The insurance industry continues to be adversely affected by recent events and insurance market conditions. We continue to experience significant increases in premiums, as well as higher deductible levels, insurance policy terms and conditions that are more restrictive than historically procured and certain coverages are no longer available on commercially reasonable terms. These market conditions made it necessary to secure waivers from our lenders in those cases where we could not meet the more restrictive insurance requirements of our loan agreements. We expect to experience similar negative factors with future program renewals that may affect our results of operations.

     Rating Agency Actions

          Moody's Investor Services ("Moody's") downgraded the credit rating of Cogentrix Energy's senior unsecured notes to Ba1 from Baa3 on October 28, 2002 and from Ba1 to B1 on December 10, 2002. In its December 10, 2002 press release, Moody's stated that its rating action reflected the credit deterioration of tolling counterparty guarantors for three projects owned by Cogentrix (Sterlington, Southaven and Caledonia), a potential increase in the proportion of generation that is uncontracted, liquidity concerns surrounding the expiration of the corporate credit facility in October 2003 and a worsening outlook for development of new projects.

          Standard and Poor's Rating Services announced on January 14, 2003 its decision to downgrade the rating of the Cogentrix Energy's senior unsecured notes from BB+ to BB as a result of the credit rating downgrades of NEG and Dynegy (the conversion services purchasers at our Southaven, Caledonia and Sterlington facilities) and the uncertainty regarding Cogentrix Energy's placement of its three gas turbines and heat recovery steam generators.

     Impact of Deteriorating Market Conditions on Refinancing of Parent, Project Subsidiary and
     Project Affiliate Debt

          Financial market conditions for all borrowers in the energy industry deteriorated significantly in 2002 and could deteriorate even further in 2003. Our corporate credit facility expires in October 2003 and certain of our project debt in default may need to be refinanced. Although we expect to be able to refinance or restructure our corporate credit facility, these market conditions and prospective lenders' concerns about the uncertainties we face and our liquidity are likely to result in higher interest costs, reduced borrowing capacity and more restrictive terms and conditions in any new or restructured corporate credit facility than we have in our current corporate credit facility. As a result of the maturity of $247.5 million in obligations outstanding under our corporate credit facility in October 2003, our independent auditors expressed a going concern uncertainty in their report on our consolidated financial statements for the year ended December 31, 2002. The going concern uncertainty triggered a default under our corporate credit facility that required us to obtain waivers of certain provisions of the agreement from the lenders. See "- Liquidity and Capital Resources - Parent Company Liquidity - Corporate Credit Facility."

          The deteriorating market conditions for borrowers in the energy industry in conjunction with the non-investment grade credit ratings of some of the purchasers under our conversion services or power sales agreements will also make it difficult, if not impossible at this time, for our project subsidiaries and project affiliates that are in default under their non-recourse project financing to refinance or restructure these loans to permit these projects to begin making or continue making distributions to Cogentrix Energy. Prospective lenders could also seek to impose as a condition to any refinancing a requirement that Cogentrix Energy provide additional equity contributions to these project subsidiaries.

          We cannot assure you that we will be able to refinance or restructure our corporate credit facility before it matures in October 2003 or that our project affiliates or project subsidiaries will, if required, to the extent required be able to refinance their debt.

     PG&E National Energy Group, Inc. ("NEG")

          We have multiple business relationships with NEG, an integrated energy company based in Bethesda, Maryland. These relationships, which are primarily with indirect, wholly-owned subsidiaries of NEG (the "NEG Affiliates"), are described below:

-	NEG Affiliates provide operations and maintenance services to seven of our project affiliates.
-	NEG Affiliates are our partners at ten of our project affiliates.
-	An NEG Affiliate, whose obligations to us are secured by NEG, is the conversion services purchaser at our Southaven and Caledonia facilities that are in the final stages of construction

          As discussed in NEG's recent filings with the SEC, NEG has experienced a financial downturn over the past year that caused the major credit rating agencies to downgrade NEG and its subsidiaries' credit ratings below investment grade. NEG is currently in default on various recourse debt agreements and guaranteed equity contracts and is currently engaged in discussions regarding the restructuring of these commitments. If a restructuring agreement is not reached or if the financial commitments are not restructured, NEG and certain of its subsidiaries may be compelled to seek protection under or be forced involuntarily into a proceeding under the U.S. Bankruptcy Code. If the NEG Affiliate that provides maintenance and operating services to our Logan facility is brought into bankruptcy proceedings with NEG, it would create an event of default under the Logan facility's non-recourse project loan agreements. This event of default would create a cross-default under our subsidiary Eastern America's credit facility that would give the lenders the right to exercise all remedies available to them including foreclosing upon and taking possession of the capital stock of Eastern America. If the NEG Affiliates who are the purchasers under the conversion services agreements for our Southaven and Caledonia facilities are brought into bankruptcy proceedings with NEG, significant doubt would occur as to their ability or continued willingness to perform under these conversion services agreements and additional events of default would occur under these project subsidiaries' non-recourse project loan agreements. The applicable project lenders would, therefore, not be obligated to continue funding construction draws and have the right to exercise all remedies available to them under the applicable project loan agreements, including foreclosing upon and taking possession of all of the applicable project assets.

Results of Operations
Year Ended December 31, 2002 2001 2000

Operating revenues and income
   from unconsolidated    investment in power projects
Operating costs
General, administrative
    and development
Merger related costs,
   net of recoveries
Loss on impairment of assets
Depreciation and amortization
Operating income

$642,914 303,822 59,277 7,410 29,982 68,823 $173,600	100% 47 9 11 5 1 27%	$568,145 252,772 62,210 - - 41,264 $211,899	100% 44 11 - - 7 37%	$551,095 258,247 42,286 - - 50,698 $199,864	100% 47 8 - - 9 36%

Year Ended December 31, 2002 as compared to Year Ended December 31, 2001

     Operating Revenues and Income from Unconsolidated Investment in Power Projects

          Total operating revenues and income from unconsolidated investment in power projects increased 13.2% to $642.9 million for the year ended December 31, 2002 as compared to $568.1 million for the year ended December 31, 2001 as a result of the following:

-

Electric revenue increased approximately $61.8 million primarily as a result of the commencement of commercial operations of the Dominican Republic and Jenks facilities which were under construction during 2001. This increase was partially offset by decreased electric revenue at the Kenansville facility due to the expiration of its power purchase agreement in the third quarter of 2001. This facility was sold during the third quarter of 2002.

-

Lease revenue increased approximately $64.8 million as a result of the commencement of commercial operations of the Rathdrum and Jenks facilities, which were under construction during the majority of 2001. Commercial operations began at the Rathdrum facility during September 2001 and at the Jenks facility during February 2002. The conversion services or power purchase agreements for these facilities provide the conversion services purchaser the right to use our facility, and as a result, the capacity payments of these facilities are considered minimum lease payments and are accounted for as lease revenues.

-

Income from unconsolidated investments in power projects increased approximately $7.6 million primarily due to the commencement of commercial operations of the Sterlington facility in August 2002. Our interest in the Sterlington facility is accounted for using the equity method. This increase was partially offset by an increase in planned and unplanned maintenance costs at several other facilities which are accounted for under the equity method.

-

Gain on sales of project interests, net of transaction costs and other revenues, decreased approximately $57.3 million primarily due to the sale of a 50% interest in our Sterlington facility and our entire interest in the Batesville facility during the first quarter of 2001. This decrease was partially offset by the sale of our entire membership interest in the limited liability company which owned and operated the Kenansville facility during September 2002. As part of this purchase of our 100% membership interest , the acquirer assumed all assets and related operating and contractual obligations of the Kenansville facility.

     Operating Expenses

          Total operating expenses increased 20.2% to $303.8 million for the year ended December 31, 2002 as compared to $252.8 million for the year ended December 31, 2001 as a result of the following:
-

Fuel expense increased approximately $35.5 million as a result of the commencement of commercial operations at the Dominican Republic facility which was under construction during 2001. This increase was partially offset by reduced coal usage at the Kenansville facility due to the expiration of its power purchase agreement in the third quarter of 2001. This facility was sold during the third quarter of 2002.

-

Operations and maintenance expense increased approximately $16.4 million primarily due to the commencement of commercial operations at three facilities which were under construction or completed construction during 2001.

     General, Administrative and Development Expenses

          General, administrative and development expenses remained stable for the year ended December 31, 2002 as compared to the year ended December 31, 2001 as a result of the following:
-	Write-offs of project development costs increased approximately $3.3 million related to projects that are no longer considered viable.
-

Severance costs of $7.3 million were incurred during 2002 as a result of the elimination of various positions at our corporate headquarters. There were no similar costs during the year ended December 31, 2001.

-

Costs of $2.3 million were incurred during the year ended December 31, 2002 to store a set of three turbines and heat recovery steam generators which the company took delivery of during 2002. No storage costs were incurred for the year ended December 31, 2001.

-	Incentive compensation costs decreased approximately $11.3 million as a result of the decreased profitability of the Company.

     Depreciation and Amortization
-

Depreciation and amortization increased 66.6% to $68.8 million for the year ended December 31, 2002 as compared to $41.3 million for the year ended December 31, 2001. The increase is primarily the result of depreciation recognized on two facilities achieving commercial operations during the last four months of 2001 and another facility achieving commercial operations during the first quarter of 2002.

     Interest Expense
-

Interest expense increased 25.7% to $122.3 million for the year ended December 31, 2002 as compared to $97.3 million for the year ended December 31, 2001. This increase was primarily due to the commencement of commercial operations at three facilities that were under construction or completed construction during 2001. This increase was partially offset by an overall decrease in interest rates on our variable rate debt as well as interest incurred during 2001 on the Batesville facility which was sold during the first quarter of 2001.

Year Ended December 31, 2001 as compared to Year Ended December 31, 2000

     Operating Revenues and Income from Unconsolidated Investment in Power Projects

          Total operating revenues and income from unconsolidated investment in power projects increased 3.1% to $568.1 million for the year ended December 31, 2001 as compared to $551.1 million for the year ended December 31, 2000 as a result of the following:
-

Electric revenue decreased approximately $9.9 million as a result of the termination of the power purchase agreements at three of our facilities during the second half of 2000. The decrease in electric revenue was partially offset by the commencement of commercial operations at the Rathdrum and Dominican Republic facilities during the second half of 2001 and an increase in megawatt hours sold to the purchasing utilities at most of our electric generating facilities.

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

-

Gain on sales of project interests, net of transaction costs and other, increased approximately $37.9 million to $75.6 million primarily as a result of: (i) the sale of a 50% interest in our Sterlington facility on which we recorded revenue of approximately $50.3 million, net of transaction costs, (ii) the sale of our entire interest in the Batesville facility on which we recorded revenue of approximately $8.5 million, net of transaction costs and (iii) $7.5 million of gain on sale of project interests related to a payment received from our partner in the Rathdrum facility. These increases were offset by the recognition of $13.3 million in 2000 from the termination of the power purchase agreement at our Ringgold, Pennsylvania facility and $4.8 million from the sale of certain assets and rights to projects under development.

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

     Depreciation and Amortization

          Depreciation and amortization decreased 18.5% to $41.3 million for the year ended December 31, 2001, as compared to $50.7 million for the year ended December 31, 2000. This decrease was primarily a result of the sale of three of our facilities during the first quarter of 2001. This decrease was partially offset by the commencement of commercial operations of two new facilities during the second half of 2001.

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

Liquidity and Capital Resources

     Consolidated Information

          The primary components of cash flows from operations for the year ended December 31, 2002, were as follows (dollars in millions):

Net income Loss on impairment of assets Depreciation and amortization Deferred income taxes Increase in accounts receivable	$ 26.4 30.0 68.8 14.0 (41.8)

          Total cash flows from operations of $85.8 million, proceeds from borrowings of $600.1 million, additional investments from minority interests of $3.8 million and funds released from escrow of $34.5 million and cash on hand at the beginning of the year of $170.7 million were used primarily to (dollars in millions):

Purchase property, plant and equipment and fund project development costs and turbine deposits Repay project financing borrowings Pay dividends Make investments in unconsolidated affiliates	$579.5 220.5 13.5 5.0

     Parent Company Liquidity

          As of December 31, 2002, we had long-term debt (including the current portion thereof) of approximately $2.6 billion. With the exception of the $400.6 million of senior notes outstanding as of December 31, 2002, and $93.8 million in advances under the corporate credit facility, substantially all such indebtedness is project financing debt, the majority of which is non-recourse to Cogentrix Energy. Accordingly, we believe that the unconsolidated parent company liquidity position is more important than the liquidity position of the Company and its consolidated subsidiaries as presented on a consolidated basis. As of December 31, 2002, the Parent company, Cogentrix Energy, had approximately $20.8 million of unrestricted cash and Cogentrix Delaware Holdings, Inc., a wholly-owned subsidiary of Cogentrix Energy and guarantor of all of Cogentrix Energy's senior, unsecured debt, had no unrestricted cash. The parent company's principal sources of liquidity are:
-	Management fees, dividends and other distributions from its project subsidiaries and project affiliates
-	Development and construction management fees from its project subsidiaries
-	Proceeds from debt financings at the parent company level, including borrowings under its corporate credit facility
-	Proceeds from asset sales

The parent company's principal uses of cash are:
-	Debt service on parent company level indebtedness
-	Equity commitments in two projects under construction
-	Taxes
-	Deposits on turbine/heat recovery steam generator equipment
-	Parent company general, administrative and development expenses
-	Shareholder dividends and loans

As of the date of this filing, the Parent company's non-contingent contractual obligations are set forth below (dollars in millions):
	Payment Due By Period

Non-Contingent Contractual Obligation	Through 12/31/03	2004-2006	Beyond 2006	Total

Senior Notes due 2004 and 2008 - principal Senior Notes due 2004 and 2008 - interest	$ - 32.7	$ 39.7 94.8	$355.0 62.1	$394.7 189.6
Corporate credit facility (excluding interest)	126.8	-	-	126.8
Construction commitments (a)	46.8	-	-	46.8
Equipment commitments	22.5	-	-	22.5
Compensation related commitments	7.1	6.5	0.9	14.5
Lease and other commitments	0.4	5.7	14.5	20.6

As of the date of this filing, the Parent company's contingent contractual obligations are set forth below (in millions, except for number of agreements):
Contingent Contractual Obligations	Amount	Number of Agreements	Exposure Range for Each Agreement

Guarantees	$23.4	5	$0 - 9.6
Standby equity (a)	21.7	6	$0 - 10.4
Supplemental equity commitments (a)	52.2	2	$0 - 27.4

(a)      Secured by letters of credit issued under our corporate credit facility

          Our contingent contractual obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these contingent obligations include construction cost overruns, unpaid construction liquidated damages owed by NEPCO at our Southaven facility and guarantees supporting our project subsidiaries' obligations under certain conversion service agreements. Aside from the $4.0 million in anticipated 2003 supplemental equity commitments for anticipated cost overruns at the Southaven facility, we do not expect these letters of credit will be drawn upon to fund any material amounts under these contingent contractual obligations during 2003, many of the events that would result in a draw upon these letters of credit are beyond our control.

          Our management believes that cash on hand and expected 2003 cash flows from our project subsidiaries and project affiliates will be adequate to meet our non-contingent contractual obligations in the table above and our other 2003 operating obligations, including interest and fees related to the corporate credit facility and recurring general and administrative costs. However, this belief is based on a number of material assumptions, including, without limitation, the continuing ability of our project subsidiaries and project affiliates to pay dividends, management fees and other distributions and our ability to refinance our corporate credit facility before maturity. Additional liquidity could be provided through the sale of selected project assets. We cannot assure you that these sources of cash will be available when needed or that our actual cash requirements will not be greater than we anticipate.

     Corporate Credit Facility

          We have an unsecured $250 million corporate credit facility that provides for either direct borrowings or the issuance of letters of credit for our benefit to third parties that, if they become entitled to and do draw upon them, will convert into borrowings under this credit facility. At present, there are $126.8 million of borrowings and $120.7 million of letters of credit outstanding representing a total use of the commitment of $247.5 million. We posted the letters of credit primarily to secure commitments - both non-contingent and contingent - we have made to support our project subsidiary that is constructing the Southaven facility.

          The corporate credit facility matures in October 2003 at which time all outstanding obligations will become due and payable. We are currently negotiating to obtain a commitment letter for a restructured facility and have engaged two of our existing lenders to lead the restructuring process. Deteriorating market conditions for borrowers in the energy industry and concerns about the uncertainties we face and our liquidity are likely to result in higher interest costs, reduced borrowing capacity and more restrictive terms and conditions in any restructured credit facility than we have in our current credit facility. Although we believe we will be successful, we cannot assure you that we will be able to restructure the credit facility and refinance the outstanding obligations prior to the facility's maturity date in October 2003 due to these uncertainties.

          As a result of the maturity of $247.5 million in obligations outstanding under our corporate credit facility in October 2003, our independent auditors expressed a going concern uncertainty in their report on our consolidated financial statements for the year ended December 31, 2002 that triggered an event of default under our corporate credit facility. Until we cure this event of default, we will not be able to borrow any of the $2.5 million balance of commitments available or post any additional letters of credit under the credit facility. We also will not be able to make any restricted payments, a category that includes shareholder dividends and loans, or repay any of our other senior indebtedness prior to its scheduled maturity. Since this event of default occurred, the lenders have provided us with a limited waiver through May 31, 2003 that will allow us to continue to convert to borrowings, drawings under outstanding letters of credit issued to support our Southaven Project. Even though they have granted this limited waiver, we cannot assure you that the lenders to the corporate credit facility will not choose nonetheless at any time to accelerate the obligations outstanding under the corporate credit facility and demand immediate payment of all obligations outstanding. In the event the lenders to the corporate credit facility accelerate the outstanding obligations, or if the corporate credit facility matures and is not repaid, this would create a cross-default under the indentures under which we issued our senior notes, and the senior note holders would have the ability to accelerate the $394.7 million of senior notes currently outstanding and demand immediate payment.

     Facilities Under Construction

          We currently have two electric generating facilities, Southaven and Caledonia, under construction, both of which we expect to complete by mid-2003. The construction of each facility was or is being funded under each project subsidiary's separate financing agreements and our equity contribution commitments. Our remaining Southaven equity commitments are supported by letters of credit issued under our corporate credit facility and are expected to be contributed utilizing corporate cash balances or converting the outstanding letters of credit to borrowings under the corporate credit facility. Summarized information regarding each of the facilities follows (dollars in millions):
	Caledonia, Mississippi	Southaven, Mississippi

Ownership Percentage	100%	100%
Financial Close Date	July 2001	May 2001

Project Funding: Total Project Financing Commitment Project Equity Commitment Supplemental Equity Commitments (a):	$500.0 55.6 -	$393.5 112.8 52.2
Cogentrix Project Equity Commitment: Project equity contributions through March 31, 2003 Anticipated 2003 Firm Project Equity Contributions Anticipated 2003 Supplemental Equity Contributions (a)	$ 55.6 - -	$ 66.0 46.8 4.0
(a)

In the event the cost to construct the Southaven facility exceeds the original estimated cost, we will be required to contribute additional funds up to $16.4 million of the $52.2 million in Supplemental Equity Commitments. Based on our estimates and the estimates provided to us by the contractors building the project, we believe that the actual cost to complete the Southaven facility will be approximately $4.0 million greater than the original estimated cost. The remaining supplemental equity commitments were provided to secure payment of unpaid liquidated damages owed by NEPCO, if any, on the project. Although we currently do not expect to incur unpaid liquidated damages, we cannot assure you we will not.

          During 2002, our Dominican Republic, Jenks and Sterlington facilities achieved commercial operations. We made equity contributions related to these three projects in the aggregate amount of $75.2 million during 2002 utilizing corporate cash balances and advances under our corporate credit facility.

          Any projects we develop in the future, and those electric generating facilities we may seek to acquire, are likely to require substantial capital investment. Our ability to arrange financing on a non-recourse basis and the cost of such capital are dependent on numerous factors. These factors include, but are not limited to, general economic and market conditions, conditions in the independent power generation market, and investor confidence and credit availability in our industry. In order to access capital on a non-recourse basis in the future, we may have to make larger equity investments in, or provide more financial support for, the project entity.

     Redemptions and Repurchases of Senior Notes Due 2004

          During March 2002, we redeemed $20.0 million of our unsecured senior notes due 2004 as required by the terms of the indenture under which these notes were issued. During the fourth quarter of 2002 and the first quarter of 2003, we repurchased approximately $20.3 million of our senior notes due 2004. As permitted by the provisions of the indenture under which we issued our 2004 senior notes, we credited the principal amount of notes we repurchased against our obligation to make a sinking fund payment on March 15, 2003 to the indenture trustee for the purpose of funding the redemption of $20.0 million of these senior notes.

     Equipment Commitments

          We currently have commitments with turbine and other equipment suppliers to purchase a set of three combustion/steam turbines and heat recovery steam generators. We have made cumulative payments of $165.3 million with remaining payments of $22.5 million due in 2003 under these commitments. We are currently storing the turbine engines and generators and most of the accessories related to this equipment. During the year ended December 31, 2002, we recognized a $30.0 million charge to write-down the cost of one set of these turbines and heat recovery system generators to fair value. The impairment charge consisted of capitalized costs associated with payments previously made. See "- Critical Accounting Policies - Long-Lived Assets."

     Project Level Defaults

          Cogentrix Energy's project subsidiaries which own the Southaven, Caledonia and Dominican Republic facilities are in default of their senior project debt aggregating $947.2 million as of December 31, 2002. As a result, this project debt is callable and classified as a current liability in our consolidated financial statements as of December 31, 2002. In addition, Cogentrix Energy's project affiliate which owns the Sterlington facility is in default of its project debt. The Sterlington facility is accounted for under the equity method and accordingly, the facility's assets and related liabilities, including long-term debt are reflected net as an investment in unconsolidated project affiliates in our consolidated financial statements. The debt for these four facilities is non-recourse to Cogentrix Energy and, therefore, the lenders to these projects cannot look to Cogentrix Energy or any other project subsidiaries or affiliates for the repayment of these obligations and can only look to the applicable project assets of these project subsidiaries (book value of approximately $1.2 billion as of December 31, 2002 for our Southaven, Caledonia and Dominican Republic facilities) to satisfy these obligations. While these lenders do not have direct recourse to Cogentrix Energy, these defaults by our project subsidiaries and project affiliates can still have important consequences for our results of operations and liquidity, including, without limitation:
-	reducing Cogentrix Energy's cash flows since these four projects will be prohibited from distributing cash to Cogentrix Energy during the pendency of any default; and
-	causing Cogentrix Energy to record a loss in the event the lenders foreclose on the assets of any of these four projects.

     Shareholder Dividends and Loans

          On February 14, 2002, our board of directors declared a dividend on our outstanding common stock of $13.5 million payable to shareholders of record as of March 31, 2002. The dividend was paid on April 1, 2002. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. As a result of the event of default under the corporate credit facility triggered by the going concern uncertainty expressed by our independent auditors in their report on our consolidated financial statements, we are currently unable to pay dividends or make other distributions to our shareholders.

          Cogentrix Energy has a revolving credit facility whereby each of its shareholders may borrow from time to time up to $2.0 million from Cogentrix Energy on a revolving basis. Shareholder borrowings accrue interest at the prime rate of a major United States bank plus 1.0%. Principal payments on any borrowings made under the facility are due in three equal annual installments together with accrued interest on the next three shareholder dividend payment dates following the borrowing. As of the date of this filing, approximately $4.7 million is outstanding under the shareholder revolving credit facility. In addition, one shareholder has $3.0 million in outstanding borrowings with Cogentrix Energy that are outside the revolving credit facility. As a result of the event of default under the corporate credit facility triggered by the going concern uncertainty expressed by our independent auditors in their report on our consolidated financial statements, we are currently unable to make additional loans to our shareholders.

Cash Flow from Our Project Subsidiaries and Project Affiliates

          The ability of our project subsidiaries and project affiliates to pay management fees, dividends and distributions periodically to Cogentrix Energy is subject to limitations imposed by various financing documents. These limitations generally require that: (1) debt service payments are current; (2) historical and projected debt service coverage ratios are met; (3) all debt service and other reserve accounts are funded at required levels; and (4) there are no defaults or events of default under the relevant financing documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project affiliate. Events of default and other circumstances currently exist at certain project subsidiaries or project affiliates that are in some cases eliminating or blocking the payment of management fees, dividends and distributions to Cogentrix Energy. In addition, certain facilities achieving commercial operations and the termination and modification of certain other facilities' power sales agreements have changed the source of where Cogentrix Energy expects to receive management fees, dividends and distributions in the future. These circumstances are described in detail below.

     Termination or Modification of Certain Power Sales Agreements at Some of Our Facilities

          The power sales agreements for our Roxboro and Southport facilities terminated in December 2002 and we are currently selling power produced at these facilities at a significantly reduced level of payments from our power purchaser under one-year agreements that expire in December 2003. See additional discussion at "Business - Description of Facilities in Which We Own a Significant Economic Interest - Roxboro and Southport, North Carolina Facilities". In addition, the power sales agreements for our Portsmouth and Hopewell facilities provide for a significant reduction in fixed capacity payments after December 2002. As a result, Cogentrix Energy will experience a significant reduction in the aggregate amount of distributions from these facilities in the current fiscal year and in subsequent fiscal years. See "- Effects and Trends Affecting Our Financial Condition and Results of Operations - Termination or Modification of Certain Power Sales Agreements at Some of Our Facilities."

     Caledonia and Southaven Facility Defaults

          The Caledonia and Southaven facilities are currently under construction and are scheduled to be completed by mid-2003. Our project subsidiaries are currently in default of their non-recourse project loan agreements as a result of NEG, the guarantor of the conversion services agreement at our Caledonia and Southaven facilities, being downgraded (during August 2002) below investment grade creating an event of default under our conversion services agreements by our purchaser, PG&E Energy Trading-Power, L.P. ("PGET"). The project lenders are not obligated to continue funding construction draws and have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets. Until the event of default under the project loan agreements are cured and we convert the Southaven constrution loan to a term loan, our project subsidiaries will be unable to make any distributions to Cogentrix Energy. These projects could remain in default for an extended period of time until we can provide a replacement conversion services or power purchaser or refinance the project loan agreements. However, there can be no assurances that we will be able to enter into a replacement conversion services or power purchaser or refinance the project loan agreements. As a result of these events of default, these facilities' non-recourse project debt is callable and has been classified as a current liability in our consolidated financial statements as of December 31, 2002. The project lender to each of these facilities is able to satisfy this obligation with the applicable project's assets only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation.

           On February 4, 2003, our project subsidiaries for both facilities received a notice from PGET of PGET's intention to terminate the conversion services agreements alleging our project subsidiaries failed to properly interconnect our facilities to the applicable transmission systems. This notice indicated that the conversion services agreements would terminate on March 6, 2003 and that PGET did not intend to continue to perform under the agreements after February 6, 2003. On February 7, 2003, the project subsidiaries filed an emergency petition to compel arbitration or, in the alternative, for a temporary restraining order and preliminary injunction in the Circuit Court for Montgomery County, Maryland. By order dated February 7, 2003, the court denied our petition for a temporary restraining order and set the remaining aspects of the petition for hearing.

          On March 5, 2003, the Circuit Court ruled that PGET was required to comply with the arbitration provisions of the conversion services agreements. The court further ordered that PGET and the project subsidiaries continue to perform their obligations under the conversion services agreements during the pendency of the disputes and the arbitration proceedings. On March 7, 2003, PGET filed an emergency motion to stay the court's ruling, which compels performance pending their appeal of the Circuit Court ruling in the Court of Special Appeals of Maryland. 'This motion was denied on March 11, 2003. PGET's appeal of the lower court ruling is currently scheduled to be heard in the Court of Special Appeals of Maryland on May 12, 2003. On March 24, 2003, PGET issued a Demand for Arbitration to resolve the disputes. PGET and our project subsidiaries are currently performing their obligations under the conversion services agreements. In the event arbitration is unsuccessful and the conversion service agreements are terminated, our project subsidiaries may be required to purchase the test gas and sell test energy. The termination of the conversion services agreements would create additional events of default under the applicable non-recourse loan agreements.

          In the event the conversion services agreements at these facilities are terminated or our conversion services purchaser is unable to meet its obligations to us, we may be required to operate these facilities as merchant generating facilities. Operating these facilities as merchant electric generating facilities would add additional risks including commodity risk exposure with changing commodity prices for the natural gas we utilize as fuel and fluctuating prices for the electricity we would be selling in the open market. In addition, we would be subject to additional costs, risks and requirements to post additional credit support in conjunction with obtaining short to intermediate term contracts to sell our power, to procure fuel supply and transportation agreements and obtain electrical transmission arrangement.

     Sterlington Facility

          Our project affiliate is currently in default under its non-recourse project loan agreements as a result of the credit ratings of Dynegy Holdings, Inc. ("Dynegy"), the guarantor of the conversion services agreement at our Sterlington facility, being downgraded (during July 2002) below investment grade creating a purchaser event of default under our conversion services agreement. During October 2002, our Sterlington project subsidiary and the project lenders amended the non-recourse loan agreement to require all excess cash generated by the facility to be utilized to repay the outstanding borrowings on a quarterly basis during the remaining term of the Sterlington facility's loan agreement (through August 2007). Management does not expect to receive distributions from this project affiliate until the non-recourse project debt can be refinanced. Until then the project lenders continue to have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. The Company accounts for this project using the equity method of accounting, and this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's investment in this project was approximately $2.6 million as of December 31, 2002.

     Dominican Republic Facility

          Our project subsidiary that owns our Dominican Republic facility has notified the power purchaser, Corporación Dominicana de Electricidad ("CDE"), on several occasions since the facility achieved commercial operations in March 2002 of events of default under the power purchase agreement based on CDE's failure to pay amounts due for the sale of capacity and electricity (collectively, the "Payment Defaults"). As of the date of this filing, Payment Defaults existed relating to the August 2002 through January 2003 invoices totaling approximately $30.8 million. We have notified the State of the Dominican Republic ("SDR"), the guarantor of CDE's payment obligations, of defaults under the project subsidiary's implementation agreement with the SDR related to a portion of these amounts overdue by CDE. As a result of these Payment Defaults by CDE's and SDR's failure to honor its guarantee of CDE's obligation to make these payments to us, our project subsidiary has exercised its right under the power purchase agreement to suspend operation of the facility pending cure of these Payment Defaults. The lack of payment by the SDR or CDE created events of default under the project subsidiary's non-recourse loan agreement and the lenders currently have the right to exercise all remedies available to them including foreclosing upon and taking possession of all project assets. As a result of these events of default, this non-recourse project debt is currently callable and has been classified as a current liability in our consolidated financial statements as of December 31, 2002. The project lender to this facility is able to satisfy this obligation with the Dominican Republic facility's project assets only and can not look to Cogentrix Energy or its other subsidiaries to satisfy their debt. Until the event of default under the project loan agreement is cured, our project subsidiary will be unable to make distributions to Cogentrix Energy. Continued slow payment by CDE and the SDR in the future may increase our project subsidiary's working capital needs and delay distributions to Cogentrix Energy. We will continue to attempt to collect amounts past due from CDE or the SDR and will continue to exercise all of the rights and remedies we have available to us under the power purchase agreement, the implementation agreement and the SDR guarantee, including terminating the power purchase agreement. The termination of this agreement by our project subsidiary would require a termination payment by CDE or the SDR equal to the outstanding debt, invested capital by the project partners and other termination costs as defined in the power purchase agreement. Because the obligation is unsecured, we cannot give any assurances that we will be able to collect the termination payment from CDE or the SDR.

          Due to the ongoing payment defaults and the corresponding CDE and SDR defaults under the project subsidiary's non-recourse loan agreements, the project lenders have the right to delay the conversion of the outstanding borrowings from construction loans to term loans ("Conversion"). The failure of the project subsidiary to achieve Conversion on or before March 28, 2003 has resulted in an additional event of default under the project loan agreement. So long as the borrowings under the loan agreements remain as construction loans, our project subsidiary will be prohibited from making distributions to Cogentrix Energy.

     Cogentrix Eastern America

          Our intermediate, wholly-owned subsidiary, Eastern America, which was formed to hold interests in electric generating facilities acquired in 1998 and 1999, amended the revolving credit facility it has with a financial institution during September 2002. The total outstanding amount of $60.0 million was extended and converted to a term loan with principal payments due quarterly through the final maturity date of September 30, 2005. The amended Eastern America credit facility is secured by, among other things, a pledge of the Eastern America capital stock and the capital stock of the project subsidiaries that hold the Company's investment in our Northampton and Logan projects as well as the dividends, distributions and other payments made to the Company by the Northampton, Logan, Indiantown and Carneys Point projects. The amended credit agreement requires Eastern America to continue to accumulate in escrow, the distributions received from these four project affiliates (collectively, the "Significant Affiliates") until the amounts accumulated in escrow reach $6.0 million. If more than $6.0 million has been accumulated in escrow, such excess can be distributed to Eastern America prior to May 15, 2003, even if it could not otherwise be distributed if such restriction is solely a result of the Indiantown facility's inability to make distributions (see additional discussion below). At June 30, 2003, if certain conditions exist at certain of the Significant Affiliates which prevent those Significant Affiliates from making distributions to Eastern America, the entire $6.0 million held in escrow and, as long as any such conditions exist, any future distributions from those Significant Affiliates will be used to prepay debt. If at June 30, 2003, these conditions do not exist and the Significant Affiliates are able to make distributions to Eastern America, $3.0 million of the funds in escrow will be utilized to prepay outstanding borrowings with the remaining amount in escrow distributed to Eastern America and ultimately to Cogentrix Energy. In addition, if an event of default occurs under the project loan agreements for certain of Eastern America's project affiliates, a corresponding event of default would be triggered under the Eastern America credit agreement. See "-Events and Trends Affecting Our Financial Condition and Results of Operations - PG&E National Energy Group, Inc."

     Indiantown Facility

          During December 2002, certain letters of credit posted to secure certain of the Indiantown facility's operating obligations were drawn upon and converted to loans ("L/C Loans") when the bank that provided these letters of credit did not extend the terms of these letters of credit past their original expiration date. The Indiantown facility will be prohibited from making distributions to Eastern America (and ultimately, to Cogentrix Energy) until these L/C Loans (currently $11.7 million) are repaid in full or replacement letters of credit are obtained.

          The Indiantown facility also has posted a letter of credit in the amount of approximately $30.0 million, which together with cash in the debt service reserve account, represents the required debt service reserve. The bank that issued this letter of credit has notified the Indiantown facility of its intention not to extend the term of this letter of credit, which is due to expire in November 2005. As a result, unless a replacement letter of credit provider is obtained, the Indiantown facility will be prohibited from making distributions to Eastern America (and ultimately, to Cogentrix Energy) until the Indiantown facility has fully funded the debt service reserve account. The remaining balance to be funded into this reserve account is approximately $30.0 million.

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

          Most of our facilities that recently achieved commercial operations or are currently under construction have conversion services arrangements in place to minimize the impact of fluctuating fuel prices. Under these conversion services arrangements, each conversion services purchaser is typically obligated to supply and pay for fuel necessary to generate the electrical output expected to be dispatched by the customer. See additional discussion regarding our conversion services agreements at our Southaven and Caledonia facilities at "Cash Flow From our Project Subsidiaries and Project Affiliates - Caledonia and Southaven Facility Defaults."

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

Critical Accounting Policies

     General

          We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. This involves the use of certain estimates, judgments and assumptions which affect the reported amounts of assets and liabilities as well as revenues and expenses during the periods reported. We have identified several critical accounting policies which are significant factors to understanding and evaluating the consolidated financial statements. These key items are discussed in the following paragraphs.

     Long-Lived Assets

          We evaluate our long-lived assets, including electric plants and related equipment, for possible impairment based on the projection of undiscounted cash flows, when a change in circumstances or events indicate that the carrying amount of an asset or group of assets may no longer be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the assets. A significant reduction in actual and estimated cash flows, including the inability to bring the asset to its intended use, could have a material adverse impact on the consolidated financial results. We executed agreements during 2001 to purchase three sets of turbines and heat recovery steam generators with an original intent of placing this equipment in a new electric generating facility under development. During 2002, the electric generating industry experienced a number of adverse events and circumstances including the overbuild of electric generating. As a result of these factors, we reassessed the utilization of this equipment and currently intend to place two of the three turbine and generator sets in the expansion of one of our existing facilities. We have prepared a cash flow model for an expansion project, including the costs to place this equipment in service, and have concluded that the projected undiscounted cash flows from the expanded facility will be adequate to recover the carrying value of the equipment including the capital cost to place this equipment in service. Accordingly, under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of these two sets of turbines and generators is deemed to be recoverable and no impairment charge is warranted. We are currently uncertain regarding the placement of the third turbine and generator set and have determined that the carrying value of this equipment will not be recoverable. We obtained an appraisal of the fair value of this third set of equipment and in accordance with the provision of SFAS No. 144, recorded an impairment charge of $30.0 million for the year ended December 31, 2002 to write-down it value to its appraised fair value.

          In addition, we have reassessed the use of the Caledonia and Southaven facilities as a result of the events discussed above under "- Liquidity and Capital Resources - Cash Flows From Our Project Subsidiaries and Project Affiliates - Caledonia and Southaven Facility Defaults." As indicated, we intend to operate these facilities as merchant plants in the event our conversion services agreements are terminated or our conversion services purchaser is unable to meet its obligations to us. We have prepared a merchant cash flow model for the Caledonia and Southaven facilities and have concluded that the projected undiscounted cash flows from these facilities will be adequate to recover the carrying value of each facility's long-lived assets. Accordingly, under the provisions of SFAS No. 144, the carrying value of these long-lived assets is deemed to be recoverable and no impairment charge is warranted.

     Property, Plant and Equipment and Other Depreciable Assets

          Property, plant and equipment is recorded at cost and depreciated over its estimated useful life. The original estimated useful lives of our facilities can reach a maximum of 30 years. A significant decrease in the estimated useful life of one or more facilities could have a material adverse impact on our operating results in the period in which the estimate is revised as well as future periods.

     Investments in Unconsolidated Affiliates and Related Purchase Price Premiums

          We account for our investments in 10 unconsolidated power projects under the equity method of accounting. We use the guidance in Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" to assess the carrying value of our investments and the related purchase price premiums related to these investments. As of December 31, 2002, there were no impairments of the carrying value of any of 'our equity investments. If events occur that would significantly reduce future income and cash flows from these projects, however, they could have a material adverse impact on the consolidated results of operations.

Interest Rate Sensitivity

          The following tables provide information about our derivative and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. The table contains information on the interest rate sensitivity of our debt portfolio. This table presents principal cash flows and related weighted average interest rates by expected maturity dates for all of our debt obligations as of December 31, 2002 (excluding our interest rate swap agreements). This table does not reflect scheduled future interest rate adjustments. The weighted average interest rates disclosed in the table are calculated based on interest rates as of December 31, 2002. Future interest rates are likely to vary from those disclosed in the table.
	Expected Maturity Date 2003 2004 2005 2006 2007 Thereafter Total (Dollars in thousands)
Long-term Debt Fixed Rate Weighted average interest rate	$259,830 5.31%	$54,914 7.91%	$19,724 7.40%	$22,394 7.37%	$ 25,811 7.37%	$734,673 8.36%	$1,117,346
Variable Rate Weighted average interest rate	$828,564 4.12%	$30,278 6.56%	$91,586 5.25%	$50,851 4.93%	$115,476 3.32%	$386,503 3.25%	1,503,258 $2,620,604

          The following tables contain information as of December 31, 2002, regarding interest rate swap agreements entered into by some of our project subsidiaries to manage interest rate risk on their variable-rate project financing debt. The tables do not include similar agreements maintained at unconsolidated power projects. The notional amounts of debt covered by these agreements as of December 31, 2002, was $459,352,000. These agreements effectively changed the interest rate, including applicable margins, on the portion of debt covered by the notional amounts from a weighted average variable rate of 2.87% to a weighted average effective rate of 5.00% at December 31, 2002.
Fixed Rate Pay/Variable Rate Receive Interest Rate Swaps
Hedged Notional Amount	Effective Date	Maturity Date	Fixed Rate Pay	Variable Rate Receive (1)	Fair Market Value
$50,137,000 30,000,000 10,000,000 1,770,702 224,908,840 142,535,261	4/28/00 6/07/01 6/11/01 7/31/01 3/06/02 5/21/02	1/31/06 6/30/06 6/30/06 8/01/06 8/01/03 8/01/03	6.078% 5.550 5.480 7.440 2.993 2.943	1.418% 1.798 1.798 1.440 1.380 1.380	$(5,348,119) (3,019,870) (982,752) (108,073) (2,167,496) (1,332,860) $(12,959,170)

(1)     The "variable rate receive" and "actual interest rate" are based on the interest rates in effect as of
          December 31, 2002. Interest rates in the future are likely to vary from those disclosed in the tables above.

Item 8. Financial Statements and Supplementary Data

INDEX

Report of Independent Public Accountants	47

Consolidated Financial Statements:
     Consolidated Balance Sheets at December 31, 2002 and 2001
     Consolidated Statements of Income For the Years Ended
        December 31, 2002, 2001 and 2000
     Consolidated Statements of Changes in Shareholders' Equity
        For the Years Ended December 31, 2002, 2001 and 2000
     Consolidated Statements of Cash Flows For the Years Ended
        December 31, 2002, 2001 and 2000

48 49 50 51
Notes to Consolidated Financial Statements	52
Financial Statement Schedules: Schedule I - Condensed Financial Information of the Registrant	76

In addition, certain financial statements required by Item 3-09 of Regulation S-X have been filed as exhibits to this Annual Report on Form 10-K and are incorporated herein by reference.

Schedules other than those listed above have been omitted, since they are not required, are not applicable or are unnecessary due to the presentation of the required information in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Cogentrix Energy, Inc.:

We have audited the 2002 consolidated financial statements of Cogentrix Energy, Inc. and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. We did not audit the financial statements of certain unconsolidated non-subsidiary investee companies. The Company's investment in these non-subsidiary investee companies at December 31, 2002 was $158.3 million and its equity in earnings of these non-subsidiary investee companies was $21.4 million for the year ended December 31, 2002. The financial statements of these non-subsidiary investee companies were audited by other auditors whose reports (one of which contains an explanatory paragraph related to a non-subsidiary investee's ability to continue as a going concern; another of which contains an explanatory paragraph related to the non-subsidiary investee's change in method of accounting for certain derivative contracts) have been furnished to us, and our opinion, in so far as it relates to the amounts included for the non-subsidiary investees, is based solely on the report of the other auditors. The 2001 and 2000 consolidated financial statements and financial statement schedule of Cogentrix Energy, Inc. as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors' report, dated February 7, 2002, except with respect to the matters discussed in the first paragraph of Note 7 as to which the date was April 12, 2002, on those consolidated financial statements and financial statement schedule was unqualified and included an explanatory paragraph that described the change in the Company's method of accounting for derivative instruments and hedging activities.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cogentrix Energy, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets. Also, effective April 1, 2002, the Company adopted new accounting standards to account for certain derivative contracts.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has significant financial obligations which come due or are callable within the next year. This matter raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to this matter is also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                /s/ KPMG LLP
March 26, 2003
Charlotte, North Carolina

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001 (Dollars in thousands, except share amounts)
December 31,

	2002	2001

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents
   Restricted cash
   Accounts receivable
   Inventories
   Other current assets
      Total current assets
NET INVESTMENT IN LEASES
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $352,189 and $301,539, respectively
LAND AND IMPROVEMENTS
CONSTRUCTION IN PROGRESS
DEFERRED FINANCING COSTS, net of accumulated
   amortization of $44,163 and $35,423, respectively
INVESTMENTS IN UNCONSOLIDATED AFFILIATES
TURBINES AND PROJECT DEVELOPMENT COSTS
OTHER ASSETS

	$ 71,158 58,566 111,325 32,392 8,558 281,999 496,496 1,054,208 15,096 839,075 50,550 345,067 130,053 71,927 $ 3,284,471	$ 170,656 93,107 69,537 27,550 3,001 363,851 499,182 669,371 13,999 775,154 60,582 330,455 104,677 69,234 $ 2,886,505
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt
   Non-recourse project financing debt in default,
      currently callable (Note 8)
   Accounts payable
   Accrued compensation
   Accrued interest payable
   Accrued construction costs
   Other accrued liabilities
      Total current liabilities
LONG-TERM DEBT
DEFERRED INCOME TAXES
MINORITY INTERESTS
OTHER LONG-TERM LIABILITIES

	$ 139,472 948,922 35,517 11,135 10,521 58,186 14,546 1,218,299 1,536,750 149,805 130,693 29,592 3,065,139	$ 167,349 - 26,634 20,096 10,685 73,770 7,939 306,473 2,081,429 138,767 111,874 29,947 2,668,490

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 300,000 shares authorized;
      282,000 shares issued and outstanding
   Notes receivable from shareholders
   Accumulated other comprehensive loss
   Accumulated earnings

	130 (7,627) (17,220) 244,049 219,332 $ 3,284,471	130 (4,000) (9,272) 231,157 218,015 $ 2,886,505

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands, except share and per common share amounts)
Years Ended December 31,

	2002	2001	2000

OPERATING REVENUES:
   Electric
   Steam
   Lease
   Service
   Gain on sales of project interests, net of transaction costs and other revenues

Income from unconsolidated investment in power projects,
     net of premium amortization in 2001 and 2000

	$ 384,660 30,590 115,605 51,303 18,339 600,497 42,417	$322,830 29,516 50,783 54,577 75,609 533,315 34,830	$332,751 28,671 44,759 63,238 37,689 507,108 43,987

OPERATING EXPENSES:
   Fuel
   Cost of service
   Operations and maintenance
   General, administrative and development expenses
   Merger related costs, net of recoveries
   Loss on impairment of assets
   Depreciation and amortization

OPERATING INCOME

	152,403 52,427 98,992 59,277 7,410 29,982 68,823 469,314 173,600	116,933 53,217 82,622 62,210 - - 41,264 356,246 211,899	114,540 63,403 80,304 42,286 - - 50,698 351,231 199,864
OTHER INCOME (EXPENSE): Interest expense Investment income and other, net	(122,297) 2,709	(97,273) 9,655	(105,242) 2,061

Income before minority interests in income, provision for income taxes, cumulative effect of a change in accounting principle and
   extraordinary gain on early extinguishment of debt

Minority interests in income

Income before provision for income taxes, cumulative effect of a change in accounting principle and extraordinary gain on early extinguishment of debt

Provision for income taxes

Income before cumulative effect of a change in accounting principle and extraordinary gain on early extinguishment of debt

Cumulative effect of a change in accounting principle, net of tax of $378
Extraordinary gain on early extinguishment of debt, net of tax of $1,883

NET INCOME

EARNINGS PER COMMON SHARE:
   Income before cumulative effect of a change in accounting principle and extraordinary gain on early extinguishment of debt
   Cumulative effect of a change in accounting principle, net of tax
   Extraordinary gain on early extinguishment of debt, net of tax
      Net income
DIVIDENDS DELCARED PER COMMON SHARE

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

	54,012 (16,147) 37,865 (14,962) 22,903 596 2,884 $ 26,383 $ 81.22 2.11 10.23 $ 93.56 $ 47.84 282,000	124,281 (14,056) 110,225 (42,768) 67,457 - - $ 67,457 $ 239.21 - - $ 239.21 $ - 282,000	96,683 (12,461) 84,222 (32,678) 51,544 - - $ 51,544 $ 182.78 - - $ 182.78 $ 36.56 282,000

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands, except for dividends per common share)

Common Stock	Notes Receivable from Shareholders	Comprehensive Income	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total

Balance, December 31, 1999
Comprehensive income:
   Net income
   Other comprehensive loss,
     net of tax:
      Unrealized holding losses during
        year, net of tax of $6
      Comprehensive income
Repayment of note receivable
       from shareholders
Borrowings on note receivable
      from shareholders
Common stock dividends
   ($36.56 per common share)

$ 130 - - - - -	$ (1,000) - - 1,000 (200) -	$ - 51,544 (8) $ 51,536	$ (1,144) - (8) - - -	$ 122,465 51,544 - - (10,309)	$ 120,451 51,536 1,000 (200) (10,309)

Balance, December 31, 2000
Comprehensive income:
   Net income
   Other comprehensive loss,
      net of tax:
       Cumulative effect of change in accounting
         principle, net of tax of $2,669
      Change in fair value of interest rate swaps,          net of tax of $2,301
       Unrealized holding losses during
         year, net of tax of $56
      Comprehensive income
Repayment of note receivable
       from shareholders
Borrowings on note receivable
      from shareholders

130 - - - - - -	(200) - - - - 271 (4,071)	67,457 (4,386) (3,650) (84) $ 59,337	(1,152) - (4,386) (3,650) (84) - -	163,700 67,457 - - -	162,478 59,337 271 (4,071)

Balance, December 31, 2001
Comprehensive income:
   Net income
   Other comprehensive loss,
      net of tax:
       Change in fair value of interest rate
         swaps, net of tax of $5,252
       Comprehensive income
Repayment of note receivable
       from shareholders
Borrowings on note receivable
      from shareholders
Common stock dividends
      ($47.84 per common share)
Balance, December 31, 2002

130 - - - - - $ 130	(4,000) - - 1,333 (4,960) - $ (7,627)	26,383 (7,948) $ 18,435	(9,272) - (7,948) - - - $ (17,220)	231,157 26,383 - - (13,491) $244,049	218,015 18,435 1,333 (4,960) (13,491) $219,332

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.
COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income
   Adjustments to reconcile net income to net cash flows
     provided by operating activities:
      Loss on impairment of assets
      Gain on sales of project interests
      Cumulative effect of a change in accounting principle
      Extraordinary gain on early extinguishment of debt
      Depreciation and amortization
      Deferred income taxes
      Minority interest in income of joint venture
      Equity in net income of unconsolidated affiliates
      Dividends received from unconsolidated affiliates
      Minimum lease payments received
      Amortization of unearned lease income
      (Increase) decrease in accounts receivable
      (Increase) decrease in inventories
      Increase in accounts payable
      Increase (decrease) in accrued liabilities
      (Increase) decrease in other, net
Net cash flows provided by operating activities

	$ 26,383 29,982 (1,469) (596) (2,884) 68,823 14,029 16,147 (42,417) 27,611 108,344 (115,605) (41,788) (4,933) 8,883 (2,518) (2,194) 85,798	$ 67,457 - (65,922) - - 41,264 39,070 13,180 (31,462) 31,225 45,192 (50,783) 5,510 (8,966) 375 (729) 14,529 99,940	$ 51,544 - (17,825) - - 44,885 31,474 12,994 (40,001) 31,037 45,180 (44,759) (9,361) 5,087 10,738 3,933 13,846 138,772

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of project interests
   Property, plant and equipment additions
   Construction in progress, project development costs
     and turbine deposit additions
   Investments in unconsolidated affiliates
   Net additional investment in net assets held for sale
   (Increase) decrease in restricted cash
   Proceeds from draw on construction contractor letter of credit
Net cash flows used in investing activities

	300 (16,399) (563,066) (5,027) - 34,541 - (549,651)	119,814 (18,096) (720,692) - - (82,848) 53,020 (648,802)	24,396 (3,796) (528,840) (1,675) (54,760) 18,092 - (546,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt
   Repayments of long-term debt
   Additional investments from minority interests, net of dividends
   Increase in deferred financing costs
   (Increase) decrease in notes receivable from shareholders
   Common stock dividends paid
Net cash flows provided by financing activities

	600,055 (220,503) 3,810 (1,889) (3,627) (13,491) 364,355	702,099 (95,882) 10,156 (14,580) (3,800) (10,309) 587,684	643,864 (131,156) (9,329) (35,990) 800 (8,683) 459,506
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS CASH AND CASH EQUIVALENTS, beginning of year CASH AND CASH EQUIVALENTS, end of year	(99,498) 170,656 $ 71,158	38,822 131,834 $ 170,656	51,695 80,139 $ 131,834

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

          Cogentrix Energy, Inc. ("Cogentrix Energy") and subsidiary companies (collectively, the "Company") are principally engaged in the business of acquiring, developing, owning and operating independent power generating facilities (individually, a "Facility," or collectively, the "Facilities"). As of December 31, 2002, the Company owned or had interests in 24 Facilities in operation in the United States and one in the Dominican Republic with an aggregate installed capacity of approximately 6,075 megawatts. After taking into account the partial interests in the 19 plants that are not wholly-owned by the Company, which range from 1.6% to 74.2%, the Company's net ownership interest in the total production capability of the 25 Facilities in operation is approximately 3,269 megawatts. Electricity generated by each Facility is sold to electric utilities or power marketers (the "Electric Customer") and steam produced by primarily all Facilities is sold to an industrial company (the "Steam Purchaser"), all under long-term contractual agreements.

          As of December 31, 2002, the Company owned two Facilities under construction in Mississippi with an expected aggregate production capability of 1,620 megawatts (see Note 11 for additional discussion regarding our ownership interest in the Caledonia Facility).

2.  BASIS OF PRESENTATION

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, as a result of the maturity of $247.5 million of outstanding obligations under Cogentrix Energy's Corporate Credit Facility (see Note 7) in October 2003, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Management of the Company intends to refinance these obligations and is currently negotiating the terms of a restructured facility. However, there are no assurances that this restructuring can be accomplished. In addition, the independent auditor's report which contains an explanatory paragraph related to a going concern uncertainty issued on these consolidated financial statements created an event of default under the Corporate Credit Facility. There can be no assurances that the lenders to the Corporate Credit Facility will not accelerate and demand immediate payment of all amounts due as a result of the event of default. In the event the lenders to the Corporate Credit Facility accelerate the outstanding obligations, or if the Corporate Credit Facility matures and is not paid, this would create a cross-default under the 2004 and 2008 Notes (see Note 7), and the senior note holders would have the ability to accelerate the $400.6 million of senior notes outstanding as of December 31, 2002 and demand immediate payment.

          Cogentrix Energy is a management company that derives cash flow from its operating subsidiaries. Management of the Company believes that cash currently on hand and expected 2003 cash flows from these subsidiaries will be adequate for Cogentrix Energy to meet its non-contingent contractual obligations and its other 2003 operating obligations including debt service on its 2004 and 2008 Notes (see Note 7), interest and fees related to the Corporate Credit Facility and recurring general and administrative costs. However, this belief is based on a number of material assumptions, including, without limitation, the continuing ability of the Company's subsidiaries and project affiliates to pay dividends, management fees and other distributions and the ability to refinance the Corporate Credit Facility. Additional liquidity could be provided through the sale of selected project assets. There is no assurance that these sources will be available when needed or that Cogentrix Energy's actual cash requirements will not be greater than anticipated.

          The Company's Southaven, Caledonia and Dominican Republic facilities are in default of their senior, non-recourse project debt aggregating $947.2 million as of December 31, 2002 as a result of the factors described in Note 8. As a result, these Facilities' non-recourse project debt is callable and has been classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2002. The project lenders are not obligated to continue funding construction draws and have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets. Until the event of default under the applicable project loan agreements are cured, our project subsidiaries will be unable to make any distributions to Cogentrix Energy. These projects could remain in default for an extended period of time until we can refinance the project loan agreements or provide a replacement conversion services or power purchase agreement. However, there can be no assurances that we will be able to enter into a replacement conversion services or power purchase agreement or refinance the project loan agreements. The project lender to each of these Facilities is able to satisfy this obligation with the applicable project's assets only (total assets of approximately $1.2 billion as of December 31, 2002) and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation. While these lenders do not have direct recourse to Cogentrix Energy, these defaults may still have important consequences for our results of operations and liquidity, including, without limitation:
-	reducing Cogentrix Energy's cash flows since these projects will be prohibited from distributing cash to Cogentrix Energy during the pendency of any default; and
-	causing the Company to record a loss in the event the lenders foreclose on the assets at these Facilities.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Cogentrix Energy and its subsidiary companies. Wholly-owned and majority owned subsidiaries, including a 50%-owned entity in which the Company has effective control through its designation as the managing partner of this project, are consolidated. Less-than-majority-owned subsidiaries in which the Company exercises significant influence are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Cogentrix Energy, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated financial statements.

          Cash and Cash Equivalents - Cash and cash equivalents include bank deposits, commercial paper, government securities and certificates of deposit that mature within three months of their purchase. Amounts in debt service accounts and the proceeds remaining from draws on construction contractor letters of credit which might otherwise be considered cash equivalents are treated as current restricted cash.

          Inventories - Coal inventories consist of the contract purchase price of coal and all transportation costs incurred to deliver the coal to each Facility. Gas and fuel oil inventories represent the cost of natural gas and fuel oil purchased as fuel reserves that are forecasted to be consumed during the next fiscal year. Spare parts inventories consist of major equipment and recurring maintenance supplies required to be maintained in order to facilitate routine maintenance activities and minimize unscheduled maintenance outages and are recorded at average cost. As of December 31, 2002 and 2001, fuel and spare parts inventories were comprised of the following (dollars in thousands):

December 31, 2002 2001
Coal Fuel oil Natural gas Spare parts - current portion	$ 7,902 15,390 1,633 7,467 $32,392	$10,486 12,552 1,384 3,128 $27,550

          Certain fuel inventories are recorded at last-in, first-out ("LIFO") cost of $19.1 million and $18.2 million at December 31, 2002 and 2001, respectively, with the remaining fuel inventories recorded at first-in, first-out ("FIFO") cost. The cost of fuel inventories recorded on a LIFO basis was approximately $0.1 million higher and $1.0 million lower than the cost of these inventories on a FIFO basis as of December 31, 2002 and 2001, respectively. Spare part inventories of $5.2 million and $5.1 million as of December 31, 2002 and 2001, respectively, that are held to minimize unscheduled maintenance outages or that are not expected to be utilized within the next year are classified as other long-term assets in the accompanying consolidated balance sheets.

          The Company holds certain parts and accessories which are to be held and used under a long-term service agreement at certain of our natural gas-fired Facilities (see Note 11 for additional discussion). These parts totaling $28.3 million and $26.9 million, net of depreciation, at December 31, 2002 and 2001, respectively, will be placed into service on scheduled intervals based on the replacement pattern outlined in the long-term service agreements and are included in other long-term assets in the accompanying consolidated balance sheets. These parts are being amortized over a unit of production method based on the replacement pattern under the long-term service agreement.

          Property, Plant and Equipment - Property, plant and equipment is recorded at actual cost. Substantially all property, plant and equipment consists of the Facilities that are depreciated on a straight-line basis over their estimated useful lives up to 30 years. Other property and equipment is depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from 3 to 40 years). Depreciation expense for years ended December 31, 2002, 2001 and 2000 was $62.3 million, $34.6 million and $43.2 million, respectively. Maintenance and repairs are charged to expense as incurred. Emergency and rotable spare parts are included in plant and are depreciated over the useful lives of the related components. Certain parts currently in service that are covered under long-term service agreements for our combined-cycle, natural gas-fired Facilities are depreciated under a units of production method based on the replacement pattern under the long-term service agreement.

          Construction in Progress - Construction progress payments, engineering costs, insurance costs, wages, interest and other costs relating to construction in progress are capitalized. Construction in progress balances are transferred to property, plant and equipment when the assets are ready for their intended use. Interest is capitalized on projects during the advanced stages of development and the construction period. For the years ended December 31, 2002, 2001 and 2000, the Company capitalized $36.9 million, $54.9 million and $26.6 million, respectively, of interest in connection with the development and construction of power plants.

          Deferred Financing Costs - Financing costs, consisting primarily of commitment fees, legal and other direct costs incurred to obtain financing, are deferred and amortized over the expected financing term.

          Investments in Unconsolidated Affiliates - Investments in unconsolidated affiliates include investments in entities that own or derive revenues from power projects currently in operation or under construction. The Company's share of income or loss from investments in operating power projects is included in operating revenue in the accompanying consolidated statements of income.

          Project Development Costs - The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a power plant. These costs include professional services, salaries, permitting and other costs directly related to the development of a new project. These costs are generally transferred to construction in progress when financing is obtained, or expensed when the Company determines that a particular project will no longer be developed. Capitalized costs are amortized over the estimated useful life of the project. Project development costs at December 31, 2002 and 2001 were $0 and $9.7 million, respectively. The Company recorded charges of approximately $13.4 million, $10.1 million and $3.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, related to the write-off of costs capitalized for certain projects under development which are no longer considered viable. These charges are included in general, administrative and development expenses in the accompanying consolidated statements of income.

          Revenue Recognition and Concentration of Credit Risk - Revenues from the sale of electricity, service and steam are recorded based upon output delivered and capacity provided at rates specified under contract terms. Lease revenues on "sales-type" capital leases are amortized into income using the effective interest rate method over the life of the respective power sales agreements and lease revenues from operating leases are recognized on a straight-line basis over the life of the respective power sales or conversion services agreements. Significant portions of the Company's revenues have been derived from three electric utility customers during the last three years. These customers accounted for 36%, 14% and 8% of the Company's interest in the aggregate revenues of the Company's consolidated and unconsolidated subsidiaries in the year ended December 31, 2002, 43%, 17% and 11% of revenues in the year ended December 31, 2001 and 40%, 17% and 13% of revenues in the year ended December 31, 2000. Included in accounts receivable at December 31, 2002, are $42.7 million of accounts receivable from a quasi-governmental entity located in the Dominican Republic. See Note 8 for additional discussion.

          Income Taxes - Deferred income tax assets and liabilities are recognized for the estimated future income tax effects of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are also established for the estimated future effect of net operating loss and tax credit carryforwards when it is more likely than not that such assets will be realized. Deferred taxes are calculated based on provisions of the enacted tax law. Deferred tax assets are reduced by a valuation allowance to the extent the Company concludes there is uncertainty as to their ultimate realization.

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

          Derivative Instruments and Hedging Activities - On January 1, 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires the fair value of derivative instruments to be recorded on the balance sheet as an asset or liability. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flow. The Company uses derivative instruments to manage the risk that changes in interest rates will affect the amount of future interest payments. The Company engages in interest rate swap agreements, under which the Company agrees to pay fixed rates of interest. The differential paid or received under these agreements is recognized as an adjustment to interest expense. These contracts are considered hedges against fluctuations in future cash flows associated with changes in interest rates. Accordingly, the interest rate swaps were recorded in other long-term liabilities in the accompanying consolidated balance sheet at their fair values. The fair value of the Company's derivatives is determined by reference to market values from various third party sources. The adoption of SFAS No. 133 resulted in a deferred loss of $4.4 million, net of deferred taxes, which was recorded as a cumulative effect of a change in accounting principle in other comprehensive income on the accompanying consolidated statement of changes in shareholders' equity. For the years ended December 31, 2002 and 2001, the Company recorded approximately $7.9 million and $3.7 million, respectively, net of deferred taxes, in net deferred losses related to its interest rate swaps in other comprehensive income. The fair value of the Company's interest rate swap agreements related to the consolidated subsidiaries was an obligation of $13.0 million and $4.7 million as of December 31, 2002 and 2001, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets. In addition, the Company's share of the fair value of the interest rate swap agreements related to our unconsolidated subsidiaries was an obligation of $15.2 million and $8.9 million, respectively, at December 31, 2002 and 2001 and is included as a reduction to investments in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company currently has interest rate swaps that mature from 2003 through 2006. The Company identified various other financial instruments and contracts that did not meet the definition of a derivative under SFAS No. 133 or were excluded from the accounting treatment of SFAS No. 133 as a result of qualifying for the normal purchases and sales exception.

          On April 1, 2002, the Company implemented two interpretations issued by the FASB Derivatives Implementation Group ("DIG"). DIG Issues C15 and C16 changed the definition of normal purchases and sales included in SFAS No. 133. Previously, certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business were exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus were not marked to market and reflected on the balance sheet like other derivatives. Instead, these contracts were recorded on an accrual basis. DIG Issue C15 changed the definition of normal purchases and sales for certain power contracts. DIG Issue C16 disallowed normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. The Company determined that one of its investments in unconsolidated affiliates in which the Company owns a 50% interest has a derivative commodity contract for the physical delivery of power which no longer qualifies for normal purchases and sales treatment under these interpretations. Beginning April 1, 2002, this contract was required to be recorded on the balance sheet at fair value and marked to market through earnings. The Company recorded a $0.6 million benefit, net of tax, from the adoption of these interpretations as a cumulative effect of a change in accounting principle as of April 1, 2002, in the accompanying consolidated statements of income. The FASB continues to issue guidance that could affect the Company's application of SFAS No. 133 and require adjustments to the amounts and disclosures in the consolidated financial statements.

          Goodwill and Other Intangibles - On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets to be tested at least annually for impairment based on the specific guidance in SFAS No. 142. The Company prepared a transition impairment test of goodwill and other intangibles in conjunction with the initial adoption and no impairment was indicated. The Company has determined that its unamortized goodwill and purchase price premiums have indefinite useful lives and has eliminated the amortization of these assets beginning in 2002. As of January 1, 2002, the Company had unamortized goodwill and unamortized purchase price premiums in unconsolidated power projects totaling $153.1 million. In addition, management continues to assess the carrying value of the purchase price premiums in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," and believes that these intangible assets are recoverable in all material respects. As of December 31, 2002, the Company had not incurred any impairments of goodwill or other intangibles. The table below presents the pro-forma impact of the amortization of goodwill and the purchase price premiums for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Reported net income Add back of goodwill and premium amortization Pro-forma net income	$ 26,383 - $ 26,383	$ 67,457 6,360 $ 73,817	$ 51,544 6,633 $ 58,177
Earnings per common share: Reported net income Add back of goodwill and premium amortization Pro-forma net income	$ 93.56 - $ 93.56	$ 239.21 22.55 $ 261.76	$ 182.78 23.52 $ 206.30

          In conjunction with the adoption of SFAS No. 142, the Company revised its accounting policy related to goodwill and purchase price premiums. Prior to January 1, 2002, goodwill was amortized over its estimated useful life using the straight-line method. Subsequent to January 1, 2002, goodwill is tested for impairment on an annual basis and when other events or circumstances require an impairment test. Impairment losses are recognized whenever the fair value of goodwill is less than its carrying value. Fair value is determined using discounted cash flow analysis.

          Long-Lived Assets - On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of this pronouncement had no impact on the accompanying consolidated financial statements. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company reviews its long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review is based on various analyses, including undiscounted cash flow projections. An impairment charge is recognized for those assets that are not recoverable. Assets held for sale are recorded at the lesser of book value or fair value less cost to sell. During 2002, the Company recorded an impairment charge related to the carrying value of one set of its turbines and related equipment currently in storage. See Note 4 for additional discussion. In management's opinion, at December 31, 2002, the carrying value of the Company's other long-lived assets is recoverable in all material aspects. Prior to the adoption of SFAS No. 144, the Company accounted for its assets in accordance with SFAS No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of."

          New Accounting Pronouncements - During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for the Company on January 1, 2003. Management is currently evaluating the effects of this pronouncement.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification gains and losses from extinguishment of debt as extraordinary items under certain circumstances. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No.145 is applicable for the Company beginning January 1, 2003, with the provisions related to SFAS No. 13 for transactions occurring after May 15, 2002. The Company is currently evaluating the impact of adoption of SFAS No. 145.

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

          In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows. This interpretation excludes guarantees provided by and among Cogentrix Energy and its consolidated subsidiaries. The Company adopted the disclosure provisions of this interpretation for the year ended December 31, 2002. See Note 11 for a discussion of the Company's guarantees.

          Reclassifications - Certain amounts included in the accompanying consolidated financial statements as of and for the years ended December 31, 2001 and 2000, have been reclassified from their original presentation to conform with the presentation as of and for the year ended December 31, 2002.

4.  IMPAIRMENT OF LONG-LIVED ASSETS

          Turbines and Other Equipment - The Company has entered into commitments with a turbine supplier and a heat recovery steam generator ("HRSG") supplier to purchase three sets of turbines and HRSGs. The Company has received most of this equipment and is currently storing the equipment. The Company entered into the agreements to purchase this equipment during the first quarter of 2001 with the intent of placing this equipment in a new electric generating facility under development. During 2002, the electric generating industry experienced a number of adverse events and circumstances including the overbuild of electric generating assets. As a result of these factors, management of the Company reassessed the utilization of this equipment and currently intends to place two of three turbine and HRSG sets in the expansion of one of the Company's existing facilities. The Company has prepared a cash flow model for these expansion projects, including the costs to place this equipment in service, and has concluded that the undiscounted cash flows from these expanded facilities will be adequate to recover the carrying value of two sets of turbines and HRSGs including the capital cost to place this equipment in service. Accordingly, under the provisions of SFAS No. 144, the carrying value of theses two sets of turbines and HRSGs are deemed to be recoverable, and no impairment charge is warranted. Management of the Company is currently uncertain regarding the placement of the third turbine and HRSG set and has determined that the carrying value will not be recoverable. The Company obtained an appraisal of the fair value of this remaining equipment and in accordance with the provision of SFAS No. 144, recorded an impairment charge of $30.0 million during the fourth quarter of 2002 which is included in operating costs in the accompanying consolidated statements of income. The charge consisted of previously capitalized costs associated with payments required under the turbine and HRSG supply agreements. As of December 31, 2002, the revised net book value of the three sets of turbines and HRSGs was $130.1 million. The Company expects to make additional progress payments of $30.4 million during 2003 which will be capitalized into the remaining two unimpaired sets of turbines and other equipment basis. Although the Company is attempting to place this equipment in the expansion of one of the Company's existing projects or a new development project, the Company cannot provide any assurances that we will be able to place this equipment. In the event the Company is unsuccessful, the carrying value of this equipment may be further impaired and consequently the Company's results of operations would be adversely affected.

          Southaven and Caledonia Facilities - The Company's project subsidiaries which own the Southaven and Caledonia Facilities are currently in default of their project loan agreements as a result of the PG&E National Energy Group, Inc. ("NEG" and the guarantor of the Facility's conversion services purchaser) default under each Facility's conversion services agreement as discussed in Note 8. In addition, NEG has experienced a financial downturn, is currently in default of various recourse loan obligations and is engaged in restructuring it loans and other agreements. If a restructuring agreement is not reached, NEG and certain of its subsidiaries may be compelled to seek protection or be forced into bankruptcy proceedings under the United States Bankruptcy Code. In the event our conversion services purchasers are brought into bankruptcy proceedings with NEG, significant doubt would arise as to their ability to meet the obligations under the conversion services agreements. As a result, the Company has reassessed the use of theses facilities and intends to operate these facilities as merchant plants in the event our conversion services agreements are terminated. The Company has prepared a merchant cash flow model for each of these Facilities and has concluded that the undiscounted cash flows from these Facilities will be adequate to recover the carrying value of each Facility's long-lived assets. Accordingly, under the provisions of SFAS No. 144, the carrying value of these long-lived assets is deemed to be recoverable, and no impairment charge is warranted. Although the Company intends to operate these Facilities as merchant plants, the Company cannot provide any assurances that the actual cash flows from a merchant plant will be adequate to recover the carrying value of each Facility's long-lived assets. In the event the Company is unsuccessful, the carrying value of these long-lived assets may become impaired and consequently the Company's results of operations would be adversely affected. In addition, these long-lived assets may become impaired as a result of certain conditions discussed in Note 8.

5.  SALES OF PROJECT INTERESTS

          During February 2001, Cogentrix Ouachita Holdings, Inc. ("Ouachita Holdings"), an indirect, wholly-owned subsidiary of Cogentrix Energy and sole member of Quachita Power, LLC ("Quachita Power"), sold a 50% membership interest in Quachita Power (the "Quachita Sale") to an indirect subsidiary of General Electric Capital Corporation ("GECC"). Quachita Power owns an approximate 816-megawatt, combined-cycle, natural gas-fired electric generating facility near the city of Sterlington, Louisiana (the "Sterlington Facility"). In exchange for the membership interest, Ouachita Holdings received $48.3 million in cash and was relieved of $56.3 million of its original equity contribution commitment to Quachita Power. This equity commitment was previously supported by a letter of credit under the Corporate Credit Facility (see Note 7). The Company retained a 50% membership interest in Quachita Power and will continue to manage and operate the Sterlington Facility. The Company recorded a gain of approximately $50.3 million, net of transaction costs related to this sale which is included in gain on sale of project interests, net of transaction costs and other in the accompanying consolidated statements of income. The Company is currently accounting for this investment using the equity method of accounting.

          On March 30, 2001, the Company sold its entire interest in an electric generating facility in Batesville, Mississippi to NRG Energy, Inc. In exchange, the Company received $64.0 million and assigned the operation and maintenance agreement to NRG Energy, Inc. The Company recorded a gain of approximately $8.5 million, net of transaction costs related to this sale which is included in gain on sale of project interests, net of transaction costs and other in the accompanying consolidated statements of income.

6.  INVESTMENTS IN UNCONSOLIDATED POWER PROJECTS

          The Company recognized approximately $42.4 million, $34.8 million and $44.0 million in income from unconsolidated investments in power projects, net of premium amortization in 2001 and 2000 in the accompanying consolidated statements of income for the years ended December 31, 2002, 2001 and 2000, respectively. Approximately $42.4 million, $32.4 million and $40.0 million of these respective amounts relates to the power projects accounted for under the equity method. The following table presents the Company's ownership interests at December 31, 2002, in these projects accounted for under the equity method:

Project	Plant Megawatts	Percent Ownership Interest	Net Equity Interest in Plant Megawatts
Sterlington Indiantown Birchwood Logan Northampton Cedar Bay Carneys Point Scrubgrass Gilberton Panther Creek Morgantown	816 380 220 218 110 260 262 85 82 83 62	50.0% 50.0 50.0 50.0 50.0 16.0 10.0 20.0 19.6 12.2 15.0	408.0 190.0 110.0 109.0 55.0 41.6 26.2 17.0 16.1 10.1 9.3

          The Company exercises significant influence over the Facilities listed above through its representations on each Facilities' management committees or boards of control, which must approve all material transactions of these projects. See Note 5 for additional discussion regarding the Sterlington investment.

          The following table presents summarized combined financial data of the above projects accounted for under the equity method for the dates indicated (dollars in thousands):

	December 31,

	2002	2001

Balance Sheet Data: Current assets Noncurrent assets Total assets	$ 272,351 3,334,538 $3,606,889	$ 259,897 3,353,344 $3,613,241
Current liabilities Noncurrent liabilities Partners' and members' capital Total liabilities and capital	$ 702,379 2,348,405 556,105 $3,606,889	$ 331,238 2,769,706 512,297 $3,613,241
	For the Year Ended December 31,

	2002	2001	2000

Income Statement Data: Operating revenues Operating income Net income	$799,507 293,003 98,345	$794,150 321,150 99,126	$792,324 350,915 107,983

          As a consequence of the event of default at the Sterlington Facility (see Note 8), the total borrowings for the Sterlington Facility of $386.5 million are callable and have been classified as a current liability in the above schedule as of December 31, 2002.

7.  LONG-TERM DEBT

          Long-term debt consisted of the following (dollars in thousands):
	December 31, 2002 2001
Project Financing Debt:
Rocky Mount Facility: Note payable to financial institution	$ 105,919	$ 111,105
Richmond Facility: Notes payable to banks and tax-exempt bonds	147,183	163,263
Cottage Grove and Whitewater Facilities: Bonds payable, due 2010 and 2016, including unamortized fair market value adjustment related to purchase of Facilities of $17,131 and $18,272, respectively	338,935	344,635
Jenks Facility: Note payable to banks	350,000	350,000
Rathdrum Facility: Notes payable to banks and financial institutions	118,714	120,163
Dominican Republic Facility: Notes payable to banks and financial institutions, currently callable in 2002	232,327	238,587
Southaven Facility: Notes payable to banks, $319,761 currently callable, and subordinated debt	394,320	199,028
Caledonia Facility: Note payable to financial institution, currently callable	395,063	220,779
Cogentrix Eastern America: Note payable to financial institution	58,750	60,000
Hopewell Facility: Note payable to banks	-	18,000
Other, $1,771 currently callable	2,173	2,761
Total project financing debt	2,143,384	1,828,321
Senior Notes (including net unamortized loss on hedge transactions of $12,625 and $14,584, respectively and net bond issuance premium of $34 and $41, respectively)	387,996	420,457
Corporate Credit Facility	93,764	-
Total long-term debt Less: Non-recourse project financing debt in default, currently callable Less: Current portion Long-term portion	2,625,144 (948,922) (139,472) $1,536,750	2,248,778 - (167,349) $2,081,429

          Certain of the Facilities listed above incurred defaults or events of default during the year ended December 31, 2002, which are more fully described in Note 8. The current terms and conditions related to long-term debt prior to consideration of the defaults or events of default are described below. The Company's Southaven, Caledonia and Dominican Republic project subsidiaries continue to be in default of their notes payable and accordingly this debt is classified as a current liability in the accompanying consolidated balance sheets at December 31, 2002.

Rocky Mount Facility:

          The note payable to a financial institution consists of a senior loan that accrues interest at a fixed annual rate of 7.58%. Payment of principal and interest is due quarterly through December 2013.

Richmond Facility:

          The project debt includes $99.2 million of a note payable and $48.0 million of tax-exempt industrial development bonds (the "Richmond Bonds"). Interest on the notes payable accrues at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 1.13% through June 2003 (2.54% at December 31, 2002), 1.25% through June 2007, and 1.38% thereafter. Principal payments on the notes payable are due quarterly with interest payable the earlier of maturity of the applicable LIBOR term or quarterly through December 2007.

          The Richmond Bonds have been issued to support the purchase of certain pollution control and solid waste disposal equipment for the Facility. Principal and interest payments on the Richmond Bonds are supported by an irrevocable, direct-pay letter of credit provided under a credit facility under which the note payable was originally issued. The Richmond Bond letter of credit expires March 2010. The annual interest rate is the yield on the Richmond Bonds plus a 1.25% to 1.50% per annum fee (1.95% at December 31, 2002).

Cottage Grove and Whitewater Facilities:

          The project debt, excluding the fair market value adjustment consists of the following (dollars in thousands):

	December 31,

	2002	2001

7.19% Senior Secured Bonds due June 30, 2010 8.08% Senior Secured Bonds due December 30, 2016	$ 95,355 226,449 $321,804	$ 99,914 226,449 $326,363

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

          Cogentrix Mid-America, Inc. ("Mid-America"), a wholly-owned subsidiary of the Company, which holds the Company's interest in the Cottage Grove and Whitewater Facilities, has a credit agreement with a bank that currently has a $15.5 million letter of credit outstanding to support a portion of the debt service reserve requirements for the 2010 and 2016 bonds. This credit facility expires in December 2005 and as of December 31, 2002, no amounts are available under this credit facility. The total commitment to fund letters of credit under this credit facility is $17.7 million. Mid-America is required to contribute one-sixteenth of this amount to a letter of credit collateral account on a quarterly basis to be available to retire the letter of credit facility under the credit agreement upon its expiration in December 2005. As of December 31, 2002, $4.4 million has been funded to this letter of credit collateral account.

Jenks Facility:

          The proceeds from the project debt were used to construct an approximate 810-megawatt, combined-cycle, natural gas-fired generating Facility, which achieved commercial operations in February 2002 (the "Jenks Facility"). The construction borrowings converted to a term loan during June 2002 and will mature five years from the Facility's commercial operations date. The term loan agreement accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company (2.68% at December 31, 2002), plus 1.30% per annum. No principal payments are due on the term loan for the first two years after the commercial operations date. All excess cash generated by the Facility during years three to five after the commercial operations date will be utilized to repay the outstanding principal on a quarterly basis. The loan facility also provides for an $8.0 million letter of credit to secure the project's obligation to pay debt service and a $11.7 million letter of credit to secure the Facility's obligations under its conversion services agreement.

Rathdrum Facility:

          The project debt consists of $69.7 million of term loans with banks, $49.0 million of term loans with a financial institution and a $5.0 million debt service reserve letter of credit. Proceeds from the borrowings were used to construct an approximate 270-megawatt, combined-cycle, natural gas-fired generating facility located in Rathdrum, Idaho, which achieved commercial operations in September 2001. Both term loans were converted from construction loans during October 2001. The financial institution loans accrue interest at 8.56% per annum with principal payments due quarterly commencing in December 2016 with a final maturity in December 2026. The bank loans accrue interest at the applicable LIBOR rate plus an applicable margin ranging from 1.25% to 2.25% (2.80% at December 31, 2002) with principal payments due quarterly through September 2019.

Dominican Republic Facility (see Note 8 for additional discussion):

          The project debt consists of the following (dollars in thousands):

	December 31,

	2002	2001

Export agency covered notes payable to banks Notes payable to financial institutions Notes payable to banks Equity contribution note payable to bank	$ 83,127 65,000 84,200 - $232,327	$ 81,598 45,600 80,596 30,793 $238,587

          The export agency covered notes payable accrue interest at a fixed rate of interest ranging from 7.71% to 7.78% with principal payments due quarterly through 2011 for $14.1 million of the notes payable and quarterly through 2017 for the remaining notes payable. The notes payable to financial institutions accrue interest at a fixed weighted average rate of 9.28% with principal payments due quarterly beginning in 2012 and ending in 2017. The notes payable to banks accrue interest at the applicable LIBOR rate plus an applicable margin (weighted average of 3.37% at December 31, 2002) with principal payments due quarterly through 2013 for $72.2 million of the notes payable and quarterly through 2017 for the remaining notes payable. The equity contribution note payable was paid in full during 2002 under its original terms. The notes payable to financial institutions and $72.2 million of the notes payable to banks are covered by a political risk guarantee provided by the Inter-American Development Bank that protects these banks and financial institutions against the occurrence of certain events.

Southaven Facility (see Note 8 for additional discussion) :

          The original construction loan agreement provides up to $393.5 million in borrowings, a $10.0 million debt service reserve letter of credit and credit support letters of credit up to $60.0 million (the "Southaven Bank Loans"). Proceeds from the borrowings are being used to construct an approximate 810-megawatt, combined-cycle, natural gas-fired electric generating facility located near the city of Southaven, Mississippi (the "Southaven Facility"). Construction on the Southaven Facility began in May 2001, and commercial operations are expected to begin in mid-2003. The borrowings under the Southaven Bank Loans accrue interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 1.50% during the construction period (2.90% at December 31, 2002). The construction loans are required to be converted to term loans on January 1, 2004 and are due and payable in the event this does not occur. The term loans accrue interest per annum at an annual rate equal to the applicable LIBOR rate plus an applicable margin ranging from 1.63% to 1.88%. No principal payments are due on the term loans for the first eighteen months after conversion of the construction loans. All excess cash generated after this date will be utilized to repay the outstanding principal on a quarterly basis through the final maturity date which is four years after the conversion of the construction loans.

          During the construction period, the Southaven Facility's conversion services purchaser committed to provide up to $73.8 million in subordinated loans to the project upon the conversion services purchaser's event of default under the conversion services agreement. An event of default occurred on September 4, 2002, and the subordinated loan was activated. The subordinated loan borrowings were utilized to repay $73.8 million of the Southaven Bank Loans. This subordinated loan accrues interest at an annual rate equal to the applicable LIBOR rate plus 2.00% (2.88% at December 31, 2002). Interest compounds quarterly and is capitalized into the outstanding subordinated debt principal. The loan and accrued interest are payable in full on the earlier of September 2007 or after full repayment of the Southaven Bank Loans.

          The Company has committed to provide an equity contribution to this project of approximately $112.8 million. This equity contribution is supported by a letter of credit, which is provided under Cogentrix Energy's Corporate Credit Facility. The Company has made $33.0 million of these contributions through December 31, 2002. As a result of certain events of default during the year ended December 31, 2002, the Company was required to provide supplemental equity contribution commitments to the Southaven project which are required to be contributed upon the occurrence of certain events. These events are fully described in Note 8.

Caledonia Facility (see Note 8 for additional discussion):

          The construction loan agreement consists of a loan and reimbursement agreement which provides up to $500.0 million in borrowings and up to $60.0 million in credit support letters of credit. Proceeds from the borrowings are being used to construct an approximate 810-megawatt, combined-cycle, natural gas-fired electric generating facility located near Caledonia, Mississippi (the "Caledonia Facility"). Construction on the Facility began in July 2001, and commercial operations are expected to begin in mid-2003. The borrowings under the loan agreement accrue interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 2.75% (4.15% at December 31, 2002) during the construction period. The construction loans are required to convert to term loans before March 31, 2004 and are due and payable in the event conversion has not occurred before this date. The term loans accrue interest per annum at an annual rate equal to the applicable LIBOR rate plus 2.50% to 4.00%. No principal payments are due on the term loans for the first year after the commercial operations date. All excess cash generated by the Facility after this date will be utilized to repay the outstanding principal on a quarterly basis through the final maturity in July 2007.

CEA Credit Facility and Term Loan:

          Cogentrix Eastern America, Inc. ("Eastern America"), which holds interests in certain investments in unconsolidated power projects, amended an existing revolving credit facility during September 2002. The total outstanding borrowings of $60.0 million were extended with a new lender and converted to a term loan with a final maturity date of September 30, 2005. The term loans accrue interest at the applicable LIBOR rate plus 4.0% (5.79% at December 31, 2002) with principal payments due quarterly through September 30, 2005. Among other items, the Eastern America credit facility is secured by a pledge of the Eastern America capital stock and the capital stock of the project subsidiaries which hold the Company's investment in our Northampton and Logan projects as well as the dividends, distributions and other payments made to the Company by the Northampton, Logan, Indiantown and Carneys Point projects. The Eastern America credit facility requires Eastern America to continue to accumulate in escrow, the distributions received from four investments in unconsolidated power projects (Indiantown, Logan, Northampton and Carneys Point, collectively, the "Significant Affiliates") until the amounts accumulated in escrow reach $6.0 million before any distributions can be made to Eastern America (and ultimately, to Cogentrix Energy). If more than $6.0 million has been accumulated in escrow, such excess can be distributed to Eastern America prior to May 15, 2003, even if it could not otherwise be distributed if such restriction is solely a result of the Indiantown facility's inability to make distributions. At June 30, 2003, if certain conditions exist at certain of the Significant Affiliates which prevent those Significant Affiliates from making distributions to Eastern America, the entire $6.0 million held in escrow and, as long as any such conditions exist, any future distributions from those Significant Affiliates will be used to prepay debt. If at June 30, 2003, these conditions do not exist and the Significant Affiliates are able to make distributions to Eastern America, $3.0 million of the funds in escrow will be utilized to prepay outstanding borrowings with the remaining amount in escrow distributed to Eastern America and ultimately to Cogentrix Energy. In addition, if an event of default occurs under the project loan agreement for certain of Eastern America's project affiliates, a corresponding event of default would be triggered under the Eastern America credit facility.

Interest Rate Protection Agreements:

          The Company has entered into interest rate swap agreements to manage its interest rate risk on its variable-rate project financing debt. The agreements effectively change the interest rate on the portion of debt covered by the notional amounts from a weighted average variable rate of 2.87% at December 31, 2002, to a weighted average effective rate of 5.00%. Information related to these interest rate swap agreements is provided in the following table (dollars in thousands):
Hedged Notional Amount	Effective Date	Maturity Date	Fixed Rate Pay	Variable Rate Receive (1)	Fair Market Value
$50,137 30,000 10,000 1,771 224,909 142,535	4/28/00 6/07/01 6/11/01 7/31/01 3/06/02 5/21/02	1/31/06 6/30/06 6/30/06 8/01/06 8/01/03 8/01/03	6.078% 5.550 5.480 7.440 2.993 2.943	1.418% 1.798 1.798 1.440 1.380 1.380	$(5,348) (3,020) (983) (108) (2,167) (1,333) $(12,959)

(1)      The "variable rate receive" and "actual interest rate" are based on the interest rates in effect as of
          December 31, 2002. Interest rates in the future are likely to vary from those disclosed in the tables above.

Senior Notes:

          On March 15, 1994, Cogentrix Energy issued $100.0 million of registered, unsecured senior notes due 2004 (the "2004 Notes") in a public debt offering. The 2004 Notes were priced at par to yield 8.10%. In February 1994, Cogentrix Energy entered into a forward sale of ten-year U.S. Treasury Notes in order to protect against a possible increase in the general level of interest rates prior to the completion of the 2004 Notes offering. This hedge transaction resulted in the recognition of a gain of approximately $3.7 million that has been deferred and included as part of the 2004 Notes on the accompanying consolidated balance sheets. This deferred gain is being recognized over the term of the 2004 Notes, reducing the effective rate of interest on the 2004 Notes to 7.50%. During March 2001 and 2002, Cogentrix Energy redeemed $20.0 million each year of the 2004 Notes as required by the terms of the indenture under which these 2004 notes were issued. In addition to these scheduled redemptions, the Company repurchased an additional $14.4 million in face value of the 2004 Notes during December 2002 and an additional $5.9 million during January 2003. The early extinguishment of debt resulting from notes purchased in 2002, resulted in an extraordinary gain of approximately $2.9 million, net of tax and is included in the accompanying consolidated statements of income for the year ended December 31, 2002. The remaining $39.7 million of 2004 Notes are due to be repaid during March 2004.

          On October 20, 1998, Cogentrix Energy issued $220 million of registered, unsecured 8.75% senior notes due 2008 (the "2008 Notes"). These notes were issued at a discount resulting in an effective interest rate of approximately 8.82%. On November 25, 1998, the Company issued an additional $35 million of the 2008 Notes at a premium. In March 1998, in anticipation of the offering of the 2008 Notes, the Company entered into an interest rate hedge agreement to protect against a possible increase in the general level of interest rates. This hedge transaction resulted in the recognition of a loss of approximately $22.1 million which was deferred and is being recognized over the term of the 2008 Notes, resulting in an overall effective interest rate of approximately 9.59%.

          In September 2000, Cogentrix Energy issued an additional $100.0 million of its 2008 Notes. These notes were issued at a discount resulting in an effective rate of approximately 8.86%.

          In the event the lenders to the Corporate Credit Facility accelerate the outstanding obligations as a result of the default discussed in Note 2 or if the Corporate Credit Facility matures and is not repaid at its maturity in October 2003, this would create a cross-default under the indentures under which we issued the 2004 and 2008 Notes, and the senior note holders would have the ability to accelerate the $400.6 million of 2004 and 2008 Notes outstanding as of December 31, 2002 and demand immediate payment.

Corporate Credit Facility (see Note 2 for additional discussion):

          The Company has an agreement with a syndicate of banks that provides up to $250.0 million of revolving credit through October 2003 in the form of direct advances or the issuance of letters of credit (the "Corporate Credit Facility"). Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating on Cogentrix Energy's 2004 and 2008 Notes (4.01% at December 31, 2002). Commitment fees related to the Corporate Credit Facility are 70.0 basis points per annum when greater than 50% of the available commitments are utilized and 80.0 basis points per annum when less than 50% of the available commitments are utilized, payable each quarter on the outstanding unused portion of the Corporate Credit Facility. As of December 31, 2002, the Company had used this credit facility to borrow approximately $93.7 million in loans and to issue approximately $132.1 million of letters of credit to support equity contribution commitments to certain projects and $21.7 million of letters of credit to support certain Facilities' obligations under certain of their operating agreements. As a result of the event of default discussed in Note 2, we are unable to borrow any additional funds or issue any additional letters of credit. In addition, we are unable to make any restricted payments, a category that includes shareholders dividends and loans to Cogentrix Energy shareholders or repay any other senior debt prior to its scheduled maturity. Since this event of default occurred, the lenders have provided the Company a limited waiver through May 31, 2003 that will allow the Company to continue to convert to borrowings, drawings under the outstanding letters of credit. Even though they have granted this limited waiver, the Company cannot provide assurances that the lenders to the Corporate Credit Facility will not choose nonetheless at any time to accelerate the obligations outstanding under the Corporate Credit Facility and demand immediate payment of all obligations outstanding.

Additional Terms and Conditions of Long-Term Debt:

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

          The Company's ability to pay dividends to its shareholders is restricted by certain covenants of the indentures for the 2004 and 2008 Senior Notes and the Corporate Credit Facility. These covenants did not restrict the Company's ability to declare a $13.5 million dividend on February 14, 2002 payable to shareholders of record on March 31, 2002, and to declare dividends of $10.3 million to the Company's shareholders for the year ended December 31, 2000.

          Future maturities of long-term debt at December 31, 2002, excluding the net unamortized premium on senior notes, the unamortized balance of the deferred gains and losses on hedge transactions and the unamortized fair market value adjustments, were as follows (dollars in thousands):

Year Ended December 31,
2003 2004 2005 2006 2007 Thereafter	$1,088,394* 85,192 111,310 73,245 141,287 1,121,176 $2,620,604

          *Included in the 2003 future maturities of long-term debt is the senior non-recourse project financing debt currently in default at our Dominican Republic, Southaven and Caledonia Facilities.

          Cash paid for interest excluding amounts capitalized in construction in progress on the Company's long-term debt amounted to $134.0 million, $97.3 million and $84.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

8.  PROJECT LEVEL DEFAULTS

          As discussed below, the Southaven, Caledonia, Sterlington and Dominican Republic Facilities continue to be in default of their project loan agreements. As a result, the Southaven, Caledonia and Dominican Republic Facilities' non-recourse project debt is callable and has been classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2002. The Company accounts for the Sterlington project using the equity method of accounting and this Facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The project lenders to these Facilities are not obligated to continue funding construction draws and have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets. Until the event of default under the applicable project loan agreements are cured, our project subsidiaries will be unable to make any distributions to Cogentrix Energy. These projects could remain in default for an extended period of time until the Company can cure the events of default, refinance the project loan agreements or in the case of the Southaven, Caledonia and Sterlington Facilities, provide a replacement conversion services or power purchaser. However, there can be no assurances that the Company will be able to enter into a replacement conversion services or power purchase agreement, refinance the project loan agreements or cure the events of default. The project lender to each Facility is able to satisfy this obligation with the applicable project's assets (total assets of approximately $1.2 billion as of December 31, 2002) only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation. While these lenders do not have direct recourse to Cogentrix Energy, these defaults may still have important consequences for the Company's results of operations and liquidity, including, without limitation:
-	reducing Cogentrix Energy's cash flows since these projects will be prohibited from distributing cash to Cogentrix Energy during the pendency of any default; and
-	causing the Company to record a loss in the event the lenders foreclose on the assets at these Facilities.

          Caledonia and Southaven Facility Customer Defaults - During August 2002, NEG, the guarantor of the conversion services purchaser at our Caledonia and Southaven Facilities, was downgraded below investment grade which created an event of default by NEG under each Facility's separate conversion services agreements (the "NEG Default"). This NEG Default created an event of default under these project subsidiaries' non-recourse loan agreements during February 2003. As a result, the applicable project lenders will not be obligated to continue funding construction draws and will have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all the applicable project assets. As a consequence of these events of default, the total senior borrowings for the Caledonia and Southaven Facilities of $395.1 million and $319.8 million, respectively, are callable and have been classified as a current liability on the consolidated balance sheets as of December 31, 2002.

          Sterlington Facility Customer Default - During July 2002, Dynegy Holdings, Inc. ("Dynegy"), the guarantor of the conversion services purchaser at our Sterlington Facility, was downgraded below investment grade creating a purchaser event of default under the Sterlington Facility's conversion service agreement and an event of default under the Sterlington Facility's non-recourse project loan agreements. During October 2002, the Company and the project lender amended the loan agreement requiring that all excess cash generated by the Facility be utilized to repay the outstanding borrowings under the Sterlington Facility's loan agreement on a quarterly basis. The project lenders have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. Dynegy continues to perform pursuant to the terms of the conversion services agreement and is current on its payments due to the Sterlington Facility. The Company accounts for this project using the equity method of accounting and this Facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's investment in this project was $2.6 million as of December 31, 2002.

          Dominican Republic Facility Customer Defaults - The Company's project subsidiary, which owns our Dominican Republic Facility that attained commercial operations during March 2002, notified the power purchaser Corporación Dominicana de Electricidad ("CDE"), on several occasions of events of default under the power purchase agreement based on CDE's failure to pay amounts due for the sale of electricity (the "Payment Defaults"). Under the terms of the project subsidiary's implementation agreement with the State of the Dominican Republic ("SDR"), which guarantees CDE's payment obligations, we demanded that the SDR pay certain of these amounts owed by CDE and, when the SDR failed to do so in the time allotted according to the implementation agreement, notified the SDR that they are in default of the implementation agreement for failing to pay this past due amount by CDE (the "SDR Defaults"). The Company exercised its rights under the power purchase agreement in October 2002 to suspend operation of this Facility on a continuing basis pending payment of the SDR Defaults. As of December 31, 2002, CDE owed the Company approximately $42.7 million in amounts due for the sale of capacity and electricity. Net of approximately $15.1 million in payments received subsequent to December 31, 2002, Payment Defaults and SDR Defaults currently exist related to $27.2 million of amounts invoiced prior to December 31, 2002. The lack of payment by CDE and the SDR created events of default under the Dominican Republic Facility's non-recourse project debt. The project lenders have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. As a consequence of these events, the total borrowings for the Dominican Republic Facility of $232.3 million are callable and have been classified as a current liability on the consolidated balance sheets as of December 31, 2002. As of December 31, 2002, the Company had net assets in the Dominican Republic Facility of approximately $51.9 million.

          The Company will continue to attempt to collect amounts past due from CDE or the SDR and will continue to exercise all of the rights and remedies we have available to us under the power purchase agreement, the implementation agreement and the SDR guarantee, including terminating the power purchase agreement. The termination of this agreement would require a termination payment by CDE or the SDR equal to the outstanding debt, invested capital by the project partners and other termination costs as defined in the power purchase agreement. Because the obligation is unsecured, we cannot give any assurances that the Company will be able to collect the termination amount from CDE or the SDR.

          Due to the ongoing payment defaults and the corresponding CDE and SDR defaults under the project subsidiary's non-recourse loan agreements, the project lenders have the right to delay the conversion of the outstanding borrowings from construction loans to term loans ("Conversion"). The failure of the project subsidiary to achieve Conversion on or before March 28, 2003 has resulted in an additional event of default under the project loan agreement.

          Logan Facility Default - On October 29, 2002, Anker Energy Corporation ("Anker"), the fuel supplier for the Logan Facility, filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. Even though Anker continues to perform under the current agreement, this event constituted a default under the Logan Facility's project loan agreement. During January 2003, this default was deemed cured with the assumption of the fuel agreement by Anker during Anker's bankruptcy proceedings. The Company accounts for its 50% interest in the Logan Facility using the equity method of accounting and this Facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets.

          Replacement EPC Contracts for Jenks, Sterlington and Southaven Projects and Related Defaults - National Energy Production Corporation or one of its affiliates ("NEPCO"), was formerly the construction contractor for these three new electric generating Facilities. On May 14, 2002 the project subsidiaries for the Sterlington and Southaven Facilities each signed an engineering, procurement and construction contract ("EPC Contract") with a subsidiary of SNC-Lavalin Group, Inc. ("SNC-Lavalin"), subject to the prior termination of, and to replace, their EPC Contracts with NEPCO. At the same time, the project subsidiary for our Jenks Facility signed a services contract (the "Services Contract") with an affiliate of SNC-Lavalin, subject to the prior termination of, and to replace, a contract with NEPCO to complete the punch list and clean up work for the Jenks Facility. These EPC Contracts and the Services Contract with SNC-Lavalin were deemed effective immediately following the termination of the NEPCO contracts for cause on May 17, 2002 prior to NEPCO filing for bankruptcy protection. Terminating the NEPCO contracts and executing the replacement EPC Contracts and Services Contracts with SNC-Lavalin for the Sterlington, Southaven and Jenks Facilities resulted in events of default under their non-recourse project loan agreements. We received waivers of the events of default from all of the project lenders during the year ended December 31, 2002.

          In connection with obtaining a waiver from the project lenders for the Southaven Facility, however, and in conjunction with certain other amendments to the Southaven Bank Loans, our project subsidiaries committed to provide additional equity and supplemental equity to the Southaven project. As of December 31, 2002, these equity contributions consisted of (i) $16.4 million of supplemental equity commitments that may be contributed in the event certain cost overruns are incurred to complete construction of the Southaven Facility and (ii) $35.7 million of supplemental equity commitments to fund any unpaid liquidated damages owed by NEPCO on the project. These aggregate equity contributions are supported by letters of credit issued under our Corporate Credit Facility.

          Insurance Coverage Defaults - The Company's project subsidiaries which own our Richmond, Rocky Mount, Dominican Republic, James River and Rathdrum Facilities incurred events of default during the year ended December 31, 2002 under their project loan agreements as a result of not being able to obtain the insurance coverage levels as required under the project loan agreements. The Company received waivers for these events of default. Subsequent to December 31, 2002, the Jenks Facility incurred a similar event of default which was waived during March 2003.

9.   LEASES

          The power purchase agreements at the Company's Cottage Grove and Whitewater Facilities have characteristics similar to leases in that the agreements confer to the Electric Customer the right to use specific property, plant and equipment. At the commercial operations date, the Facilities accounted for the power purchase agreements as "sales-type" capital leases in accordance with SFAS No. 13, "Accounting for Leases". The components of the net investment in the leases related to these "sales-type" capital leases were as follows (dollars in thousands):

	December 31,

	2002	2001

Gross Investment in Leases Unearned Income on Leases Net Investment in Leases	$ 960,168 (463,672) $ 496,496	$1,007,415 (508,233) $ 499,182

          Gross investment in leases represents total capacity payments receivable over the terms of the power purchase agreements, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

          The conversion services agreements at the Jenks and Rathdrum Facilities have characteristics similar to operating leases in that the Electric Customer under these agreements has the right to use specific property, plant and equipment. The capacity payments of these Facilities are considered minimum lease payments in accordance with SFAS No. 13 and are recognized as lease revenue on a straight-line basis over the term of the respective conversion services agreements. As of December 31, 2002 and 2001, the Company had a net deferred lease receivable of approximately $11.5 million and $1.5 million, respectively, representing the difference between capacity payments received and the straight-line recognition of the lease revenue for these operating leases.

          Estimated minimum lease payments to be received over the remaining term of these operating and "sales-type" capital leases as of December 31, 2002, were as follows (dollars in thousands):

Year Ended December 31,
2003 2004 2005 2006 2007 Thereafter	$ 126,530 128,435 128,804 132,198 134,202 1,891,181 $2,541,350

10.  INCOME TAXES

          The provision (benefit) for income taxes consisted of the following (dollars in thousands):

	For the Year Ended December 31

	2002	2001	2000

Current: Federal State Foreign	$ (123) 3,518 945 4,340	$ 2,083 1,615 - 3,698	$ (1,673) 2,877 - 1,204
Deferred: Federal State	10,644 (22) 10,622 $14,962	35,682 3,388 39,070 $42,768	31,830 (356) 31,474 $32,678

          Reconciliations between the federal statutory income tax rate and the Company's effective income tax rate are as follows:

For the Year Ended December 31, 2001 2000 1999
Federal statutory tax rate State income taxes, net of loss carryforwards and federal tax impact Other Effective tax rate	35.0% 5.2 (0.7) 39.5%	35.0% 3.5 0.3 38.8%	35.0% 4.4 (0.6) 38.8%

          The net current and noncurrent components of deferred income taxes reflected in the accompanying consolidated balance sheets as of December 31, 2002 and 2001, were as follows (dollars in thousands):

December 31, 2002 2001
Net current deferred tax asset Net noncurrent deferred tax liability Net deferred tax liability	$ 2,720 (149,805) ($147,085)	$ 47 (138,767) ($138,720)

          Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Significant components of the Company's net deferred tax liability as of December 31, 2002 and 2001, were as follows (dollars in thousands):

December 31, 2002 2001
Deferred tax liabilities: Depreciation/amortization and book/tax basis differences Book/tax timing differences on joint venture interest Other	$ 98,773 120,397 73,561 292,731	$ 91,623 107,864 56,600 256,087

Deferred tax assets:
   Depreciation/amortization and book/tax basis differences
   Operating loss carryforwards
   Accrued expenses not currently deductible
   Alternative minimum tax credit carryforwards
   Other

      Net deferred tax liability

	42,470 48,132 4,477 32,006 18,561 145,646 $147,085	27,628 33,670 8,498 32,200 15,371 117,367 $138,720

          As of December 31, 2002, the Company had a net federal operating loss carryforward available to offset future federal taxable income of approximately $47.1 million which expire in 2020. The Company also had state net operating loss carryforwards available to offset future state taxable income of approximately $404.5 million which expire from 2005 to 2022. In addition, the Company had alternative minimum tax credit carryforwards of approximately $32.0 million which are available to reduce future federal regular income taxes, if any, over an indefinite period.

          Cash paid for income taxes amounted to approximately $2.0 million, $6.0 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

11.   COMMITMENTS AND CONTINGENCIES

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

(i)

The project subsidiary is required to sell electricity generated or conversion services provided by each Facility to the Electric Customers and the Electric Customers are required to purchase this electricity, services or make capacity payments at pre-established or annually escalating prices. The Electric Customers at most of the Facilities have the right to dispatch these Facilities.

(ii)

The project subsidiary for each of the Facilities that sell steam is required to sell and the Steam Purchaser is required to purchase a minimum amount of process steam from each Facility for each contract year. The Steam Purchaser is generally required to purchase its entire steam requirements from the Company. The purchase price of steam under these contracts escalates annually or is fixed and determinable during the term of the contracts.

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

          Under the terms of certain power sales or conversion services agreements with certain Electric Customers, the Company has provided security to support its obligations under these power sales agreements. As of December 31, 2002, this security was provided by certain facilities' project subsidiaries in the form of letters of credit aggregating $51.0 million, a guarantee by Cogentrix Energy up to $2.5 million for one Facility's obligations after consideration of a 50% reimbursement by a non-affiliate partner to this project and a $6.5 million reimbursement obligation by Cogentrix Energy under a letter of credit to secure another Facility's obligation.

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

          Long-Term Service Agreements - During October 2002, the four project subsidiaries for our Caledonia, Southaven, Rathdrum and Jenks Facilities entered into long-term service agreements ("LTSA") with General Electric International, Inc. ("GE"), whereby GE will provide certain maintenance services at these Facilities. The maintenance services include equipment maintenance, planned inspections and parts replacement at scheduled intervals outlined in the LTSA. The LTSA includes payment schedules with the primary payments occurring in conjunction with the schedules inspections and maintenance services. In addition, monthly fees are paid to GE during the term of the LTSA. These fees, in aggregate, are approximately $0.2 million per year. In conjunction with the execution of the LTSA, Cogentrix Parts Company, Inc. ("PartsCo"), an indirect wholly-owned subsidiary of Cogentrix Energy, committed to purchase up to approximately an additional $19.3 million in capital parts to support GE's work under the LTSA. These additional parts will supplement approximately $20.7 million of capital parts previously acquired by certain of these project subsidiaries under the LTSA. The acquisition of these parts by PartsCo is required to be funded by the project subsidiaries under a parts sharing agreement between these project subsidiaries and PartsCo over an approximate 30-month period beginning in late 2003.

          Management Incentive Compensation Plans - The Company has entered into various incentive compensation plans with certain employees, which provide for compensation to the employees (during the period of employment) equal to a percentage, as determined by the Board of Directors, of the Company's income before income taxes. The Company incurred expense under these plans of approximately $4.2 million, $15.6 million and $10.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

          Employment Contracts - The Company has employment contracts with certain executive officers of the Company. These employment contracts provide base salaries and participation in certain management incentive compensation and bonus plans. In addition, these agreements provide a severance payment to the executive upon termination of the executives' employment or upon a change in control of the Company each as defined in the agreement. These severance payments are either a multiple of the executives total compensation earned in the prior year or a buy-out of the total estimated compensation of the executive during the remaining term of their contract.

          Employee Benefit Plans - The Company sponsors a defined contribution 401(k) savings plan for its full-time employees. The Company matches employees' contributions to the plan up to specified limitations. Company contributions to the plan were approximately $2.3 million, $2.3 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

          On June 30, 2002, the Company discontinued a non-qualified supplemental retirement plan agreement with certain directors and officers as a consequence of the Aquila Merger Agreement (see Note 15). All amounts under the plan were distributed to participants during the third quarter of 2002, and the related asset and liability were removed from the accompanying consolidated balance sheets. This distribution did not have a material impact on the Company's financial results.

          Severance Charges - During the year ended December 31, 2002, the Company eliminated various positions at its corporate headquarters and at certain Facilities and recorded a charge of approximately $8.0 million related to the severance of 67 positions which is included in general, administrative and development expenses and operations and maintenance expenses in the accompanying consolidated statements of income. Of this amount, $3.8 million was paid through December 31, 2002 with the remaining amount expected to be paid through September 2004.

          Guarantees of Equity Investee Obligations - Two unaffiliated partners at the Company's Birchwood and Morgantown investments in power projects have posted letters of credit in support of the projects' debt service reserve requirements. Cogentrix Energy, along with two of its indirect, wholly-owned subsidiaries, have agreed to reimburse its unaffiliated partners up to an aggregate $10.5 million should the letters of credit be drawn. The Company believes that these investments in power projects will continue to meet their debt service obligations in the future and that the letters of credit provided by our unaffiliated partners will not be required to meet the required debt service. The fair value of these obligations is not material to the consolidated financial statements.

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

          Sale of Project Interest - Caledonia Generating, LLC ("Caledonia Generating", the owner of the Caledonia Facility) and its sole member, Cogentrix Caledonia Holdings I, Inc. ("Cogentrix Caledonia"), both indirect wholly-owned subsidiaries of Cogentrix Energy, entered into a membership interest purchase agreement with MEP-III, LLC ("MEP-III"), an indirect wholly-owned subsidiary of GECC, whereby MEP-III has committed, subject to certain conditions (the "Purchase Conditions"), to acquire a 50% membership interest in Caledonia Generating at or around the commercial operations date. In exchange for the membership interest, MEP-III will contribute approximately $55.6 million to Caledonia Generating and pay Cogentrix Caledonia a purchase price to be determined based on Caledonia Generating's project economics at the commercial operations date. The Company would retain a 50% membership interest in Caledonia Generating and would continue to manage and operate the Facility. The event of default under the conversion services agreement as a result of the NEG downgrade (see Note 8) constitutes a failure of one of the Purchase Conditions. The purchaser will not be required to execute the purchase if this event of default is not remedied by the commercial operations date.

          Lease Commitment - During 2002, the Company entered into a ten-year lease on an approximately 51,000 square foot warehouse facility in Prince George, Virginia, which will be used to store certain spare parts under the Company's LTSA. Also during 2002, the Company entered into a two-year lease on an approximately 52,500 square foot warehouse facility in Hopewell, Virginia which will be used to store certain turbine and other equipment The Company accounts for these contracts as operating leases and made approximately $0.2 million in lease payments during 2002. Future payments remaining under the term of the lease, as of December 31, 2002, were as follows (dollars in thousands):

For the Year Ended December 31,
2003	$ 388
2004	266
2005	208
2006	214
2007	220
Thereafter	1,074
$2,370

          Product Liability Claims Related to Coal Combustion By-Products - One of the Company's indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale by that subsidiary of coal combustion by-products for use in 1997 and 1998 in various construction projects. The Company cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, the Company believes - based on our knowledge of the facts and legal theories applicable to these claims, after consultations with various counsel retained to represent the subsidiary in the defense of such claims, and considering all claims resolved to date - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations.

          Claims Asserted by City of Jenks against our Jenks, Oklahoma Facility - In October 2002, the City of Jenks, Oklahoma filed a petition in the District Court for Tulsa County, State of Oklahoma against our indirect, wholly-owned subsidiary, Green Country Energy, LLC ("Green Country"), which owns the Jenks Facility. The petition also names as defendants the counterparty under the conversion services agreement for this Facility, Exelon Generation Company, LLC ("Exelon"), and a third party that transports natural gas on behalf of Exelon. The City of Jenks claims that Green Country is liable for failure to pay an annual gross receipts tax of 2% on sales of electricity and that Green Country and the other defendants are also liable to Jenks for failure to pay a pipeline capacity permit fee of 3% of the purchase price of natural gas transported to the Jenks Facility. Our project subsidiary's position is that it does not "sell" electricity to Exelon, and, even if the conversion services agreement is construed as a "sale" of electricity, the sale is wholesale in interstate commerce and not a sale to a residential or commercial user. In regard to the pipeline capacity permit fee, the defendants have asserted that the pipelines are not located within the city's rights of way and, therefore, are not subject to the fee. If it were to be determined that the pipeline capacity permit fee is applicable, the calculation of the amount due to the City of Jenks would be problematic as the calculation is based upon the purchase price of gas, and Green Country does not purchase gas from Exelon. The Company believes that Green Country has meritorious defenses to these claims and intends to contest them vigorously.

          Letter of Credit Draw Litigation - Jenks, Oklahoma Facility - To support the obligations of NEPCO, Bayerische Hypo-und Vereinsbank AG ("HVB") issued a $39.0 million letter of credit for Green Country's benefit related to the construction of the Jenks Facility. During February 2001, HVB sold and transferred, without recourse, an undivided 100% interest in this letter of credit to Banca Nagionale del Larvaro SPA ("BNL") under a participation agreement executed by HVB and BNL. Green Country drew this $39.0 million letter of credit in December 2001, after NEPCO failed to meet certain obligations under the construction contract. When HBV requested reimbursement for the amount drawn from BNL pursuant to the participation agreement, BNL refused to pay. In response, HBV filed an action in the Supreme Court of the State of New York in December 2001, against BNL for reimbursement of the $39.0 million plus costs and attorneys fees for breach of the participation agreement. In February 2002, BNL filed a third-party complaint against Green Country, Cogentrix Energy, NEPCO and Green Country's administrative agent for its outstanding indebtedness seeking recovery from each of them of the $39.0 million, plus interest, attorneys' fees and other unspecified damages. The case was removed to the United States Bankruptcy Court, Southern District of New York, in July 2002. The Company believes that Cogentrix Energy and Green Country each have meritorious defenses to these claims and intend to contest them vigorously.

          During December 2002, JP Morgan Chase Bank ("JP Morgan") commenced a separate action in the United States District Court, Southern District of New York against Cogentrix Energy, Green Country and Cogentrix of Oklahoma, Inc. arising out of a $14.0 million draw Green Country made in December 2001 on a letter of credit that JP Morgan issued on behalf of NEPCO. This letter of credit was also issued to support certain obligations of NEPCO related to the construction of the Jenks Facility. The complaint alleges that the draw was wrongful because the construction of the Jenks Facility was completed substantially on time and the draw was a breach of the original NEPCO contract because it did not meet the conditions to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. The Company believes that Cogentrix Energy, Green Country and Cogentrix of Oklahoma, Inc. each have meritorious defenses to these claims and intend to contest them vigorously.

          Letter of Credit Draw Litigation - Sterlington Facility - During December 2002, JP Morgan commenced an action in the United States District Court, Southern District of New York against Cogentrix Energy, Quachita Power , and Cogentrix Ouachita Holdings, Inc. arising out of a $41.2 million draw in May 2002 on a letter of credit that JP Morgan issued to support certain obligations of NEPCO related to the construction of the Sterlington Facility. The complaint alleges that the construction of the Sterlington Facility was deliberately delayed by Quachita Power in order to draw on the letter of credit and that the draw was a breach of the original NEPCO contract because the conditions had not been met to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. The Company believes that Cogentrix Energy, Quachita Power and Cogentrix Ouachita Holdings, Inc. all have meritorious defenses to these claims and intend to contest them vigorously.

          During February 2003, Westdeutsche Landesbank Girozentrale ("WestLB") commenced an action in the United States District Court, Southern District of New York against Quachita Power arising out of Quachita Power's draw in May 2002 on a $16.2 million letter of credit that WestLB issued to support certain obligations of NEPCO related to the construction of the Sterlington Facility. The complaint alleges that the draw was improper and that the contractual conditions allowing this draw to be made had not been met. The Company believes that Quachita Power has meritorious defenses to WestLB's claims and intend to contest them vigorously.

          Other Routine Litigation - In addition to the litigation described above, Cogentrix Energy experiences other routine litigation in the normal course of business. The Company does not believe that any of this routine litigation, if decided adversely to Cogentrix Energy, would have a material adverse impact on the accompanying consolidated financial position or results of operations.

12.  FUNDS HELD BY TRUSTEES

          The majority of revenue received by the Company is required by the terms of various loan agreements to be deposited in accounts administered by certain banks (the "Trustees"). The Trustees invest funds held in these accounts at the direction of the Company. These accounts are established for the purpose of depositing all receipts and monitoring all disbursements of each Facility. In addition, special accounts are established to provide debt service payments, major maintenance and income taxes. The funds in these accounts are pledged as security under the project financing agreements of each subsidiary.

          Funds held by Trustees were approximately $73.3 million and $120.1 million at December 31, 2002 and 2001, respectively. Debt service account balances are reflected as restricted cash, whereas all other accounts are classified as cash and cash equivalents in the accompanying consolidated balance sheets. Included in the December 31, 2002 and 2001 balance of restricted cash is approximately $35.7 million and $53.0 million, respectively, of funds received from draws on letters of credit benefiting Green Country (see Note 11 for additional discussion). All or part of these funds may be utilized to pay for delay liquidated damages owed to Green Country by NEPCO as a result of the late completion of the Facility and for any other obligations owed by NEPCO under the construction contract.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

          The Company invests its temporary cash balances in United States government obligations, corporate obligations and financial instruments of highly-rated financial institutions. A substantial portion of the Company's accounts receivable is from three major regulated electric utilities and the associated credit risks are limited.

          The carrying values reflected in the accompanying consolidated balance sheets at December 31, 2002 and 2001, approximate the fair values for cash and cash equivalents and variable-rate long-term debt. Investments in certificates of deposit and restricted investments are included in restricted cash and are reported at fair market value, which approximates cost, at December 31, 2002 and 2001. The fair value of the Company's fixed-rate borrowings at December 31, 2002 and 2001 is $86.0 million higher and $60.0 million higher than the historical carrying value of $1.0 billion and $1.0 billion, respectively. In making such calculations, the Company utilized credit reviews, quoted market prices and discounted cash flow analyses, as appropriate.

          The Company is exposed to credit-related losses in the event of non-performance by counterparties to the Company's interest rate protection agreements (see Note 7). The Company does not obtain collateral or other security to support such agreements but continually monitors its positions with, and the credit quality of, the counterparties to such agreements.

14.  RELATED PARTY TRANSACTIONS

          Cogentrix Energy maintains a revolving credit facility whereby each of its five shareholders may borrow from time to time up to $2.0 million from Cogentrix Energy on a revolving basis. Shareholder borrowings accrue interest at the prime rate of a major United States bank plus 1.0%, payable annually. Principal payments on any borrowings made under the facility are due in equal installments on the next three shareholder dividend payment dates following the borrowing. Upon the sale of any of a shareholder's shares (except a permitted transfer), the principal balance outstanding will become due and payable immediately. During 2002, a separate $3.0 million term loan was made to a shareholder with terms substantially similar to the shareholder revolving credit facility terms. These amounts are recorded as a reduction to shareholders' equity in the accompanying consolidated financial statements. As of December 31, 2002 and 2001, there was $7.6 million and $4.0 million, respectively, outstanding under the shareholder revolving credit facility and the term loan. As of December 31, 2002, there were $5.4 million of borrowings available to certain shareholders under the revolving credit facility. However, as a result of the event of default under the Corporate Credit Facility (see Note 2), the Company is unable to make additional loans to the shareholders.

          Until October 2001, the Company leased certain equipment, its principal executive office building and land from an affiliated entity. Payments by the Company under these lease agreements were approximately $1.2 million and $1.6 million for the years ended December 31, 2001 and 2000, respectively. During October 2001, the Company purchased, at fair market value, the leased equipment and principal executive office building from the affiliated entity for $7.7 million in the aggregate.

          A shareholder, director and former executive officer was a participant in management incentive compensation plans (see Note 11) while employed as an executive officer of the Company and continues to receive incentive compensation annually pursuant to such plans equal to a percentage of the net cash flow, as defined, of certain subsidiaries. Total compensation to the shareholder under the consulting agreement and incentive compensation plans was approximately $0.2 million for each of the years ended December 31, 2002 and 2001, and $0.7 million for the year ended December 31, 2000.

          The Company entered into a consulting agreement with a shareholder, director and former executive officer to provide consulting services related to general business matters. The Company made payments of $0.2 million for each of the years ended December 31, 2002 and 2001, and the agreement provides for payments of approximately $0.2 million for the year ended December 31, 2003 and approximately $0.1 million for the year ended December 31, 2004.

15.  MERGER AGREEMENT

          On April 29, 2002, Cogentrix Energy and Aquila Merchant Services, Inc. ("Aquila") entered into a definitive agreement for Aquila (through certain subsidiaries) to acquire all of the outstanding common stock of Cogentrix Energy (the "Aquila Merger Agreement"). On the same date, Cogentrix Energy and certain of its wholly-owned subsidiaries entered into asset purchase agreements with GECC. On August 2, 2002, Cogentrix Energy and Aquila agreed to terminate the Aquila Merger Agreement and Cogentrix Energy and certain of its wholly-owned subsidiaries pursuant thereto terminated the GECC purchase agreements. For the year ended December 31, 2002, the Company incurred approximately $5.3 million, net of recoveries related to these two transactions and incurred $2.1 million in internal costs related to a corporate retention program entered into in contemplation of selling the common stock of Cogentrix Energy. These costs, in aggregate, are included in merger-related costs, net of recoveries, in the accompanying consolidated statements of income.

SCHEDULE I
COGENTRIX ENERGY, INC. CONDENSED BALANCE SHEETS OF REGISTRANT December 31, 2002 and 2001 (Dollars in thousands)
	2002	2001

ASSETS
CURRENT ASSETS: Cash and cash equivalents Restricted cash Accounts receivable Accounts receivable from affiliates, net Other current assets Total current assets	$ 21,284 6,396 312 21,461 449 49,902	$ 19,474 9,925 360 130,725 445 160,929
INVESTMENT IN SUBSIDIARIES (ON THE EQUITY METHOD)	554,419	420,874
EQUIPMENT, net of accumulated depreciation	24,794	14,313
OTHER ASSETS: Income tax benefit Deferred financing costs, net of accumulated amortization Project developments costs and turbine deposits Notes receivable from affiliates Other	157,950 5,695 130,053 7,781 12,188 $942,782	111,957 7,823 104,677 25,537 34,918 $881,028
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES: Current portion of long-term debt Accounts payable Accrued liabilities Total current liabilities	$ 99,350 254 143,458 243,062	$ 20,000 1,386 120,688 142,074
LONG-TERM LIABILITIES: NOTES PAYABLE TO AFFILIATES LONG-TERM DEBT OTHER	65,082 382,410 15,676 706,230	81,631 400,456 29,580 653,741
SHAREHOLDERS' EQUITY: Common stock Notes receivable from shareholders Accumulated earnings	130 (7,627) 244,049 236,552 $942,782	130 (4,000) 231,157 227,287 $881,028

The accompanying notes to condensed financial statements of registrant are an integral part of this schedule.

SCHEDULE I
COGENTRIX ENERGY, INC. CONDENSED STATEMENTS OF INCOME OF REGISTRANT For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
2002 2001 2000
INCOME: Operating, development and construction management fees	$ 20,889	$ 48,980	$ 40,106
OPERATING EXPENSES: General, administrative and development expenses Loss on impairment of assets Depreciation and amortization OPERATING LOSS	65,870 29,982 3,642 99,494 (78,605)	59,278 - 3,265 62,543 (13,563)	41,743 - 2,486 44,229 (4,123)
OTHER INCOME (EXPENSE): Interest expense Investment and other income	(40,481) 1,653	(41,390) 3,587	(35,199) 3,120

Loss before income taxes, cumulative effect of a change
   in accounting principle and gain on early
   extinguishment of debt

Income tax benefit

Equity in earnings of subsidiaries

Cumulative effect of a change in accounting principle

Gain on early extinguishment of debt

NET INCOME

	(117,433) 46,381 93,955 596 2,884 $ 26,383	(51,366) 19,930 98,893 - - $ 67,457	(36,202) 14,046 73,700 - - $ 51,544

The accompanying notes to condensed financial statements of registrant are an integral part of this schedule.

SCHEDULE I
COGENTRIX ENERGY, INC. CONDENSED STATEMENTS OF CASH FLOWS OF REGISTRANT For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
2002 2001 2000

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment additions
   Investments in subsidiaries
   Project development costs and turbine deposits
   (Increase) decrease in restricted cash
      Net cash flows used in investing activities

$155,565 (675) (149,459) (55,357) 3,529 (201,962)	$284,226 (7,065) (176,402) (47,780) (4,256) (235,503)	$ 76,000 (658) (141,809) (38,736) 1,880 (179,323)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt
   Repayments of long-term debt
   Increase (decrease) in notes payable to affiliate
   (Increase) decrease in notes receivable from affiliates, net
   (Increase) decrease in notes receivable from shareholders
   Increase in deferred financing costs
   Dividends paid
      Net cash flows provided by (used in) financing activities

118,765 (54,647) (16,549) 17,756 (3,627) - (13,491) 48,207	- (20,000) (1,191) (24,733) (3,800) (51) (10,309) (60,084)	99,359 - 6,412 4,087 800 (3,060) (8,683) 98,915

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of year

CASH AND CASH EQUIVALENTS, end of year

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash dividends received

1,810 19,474 $ 21,284 $110,854	(11,361) 30,835 $ 19,474 $344,281	(4,408) 35,243 $ 30,835 $154,072

The accompanying notes to condensed financial statements of registrant
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

          Accounting for Subsidiaries - Cogentrix Energy has accounted for its investment in and earnings of its subsidiaries on the equity method in the accompanying condensed financial statements.

          Income Taxes - The benefit for income taxes has been computed based on the Company's consolidated effective income tax rate.

2.  BASIS OF PRESENTATION

          The accompanying consolidated financial statements have been prepared assuming Cogentrix Energy and the Company will continue as a going concern which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, as a result of the maturity of $247.5 million of outstanding obligations under Cogentrix Energy's Corporate Credit Facility (see Note 7) in October 2003, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Management of the Company intends to refinance these obligations and is currently negotiating the terms of a restructured facility. However, there are no assurances that this restructuring can be accomplished. In addition, the going concern uncertainty expressed by our independent public auditors issued in their report on the accompanying consolidated financial statements has triggered an event of default under the Corporate Credit Facility. There can be no assurances that the lenders to the Corporate Credit Facility will not accelerate and demand immediate payment of all amounts due as a result of the event of default. In the event the lenders to the Corporate Credit Facility accelerate the outstanding obligations or if the Corporate Credit Facility matures and is not repaid at its maturity in October 2003, this would create a cross-default under the 2004 and 2008 Notes (see Note 3), and the senior note holders would have the ability to accelerate the $400.6 million of senior notes outstanding as of December 31, 2002 and demand immediate payment.

          Cogentrix Energy is a management company that derives cash flow from its operating subsidiaries. Management of the Company believes that cash currently on hand and expected 2003 cash flows from these subsidiaries will be adequate for Cogentrix Energy to meet its other 2003 operating obligations including debt service on our 2004 and 2008 Notes (see Note 7), interest and fees related to the Corporate Credit Facility, recurring general and administrative costs and remaining payments due for the purchase of turbines and heat recovery steam generators. However, this belief is based on a number of material assumptions, including, without limitation, the ability of the Company's subsidiaries to pay dividends, management fees and other distributions and the ability to refinance the Corporate Credit Facility. In addition, there is no assurance that these sources will be available when needed or that its actual cash requirements will not be greater than anticipated.

          The Company's Southaven, Caledonia, Sterlington and Dominican Republic facilities are in default of their senior, non-recourse project debt and as a result, these Facilities' non-recourse project debt is callable. The project lenders are not obligated to continue funding construction draws and have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets. Until the event of default under the applicable project loan agreements are cured, our project subsidiaries will be unable to make any distributions to Cogentrix Energy. These projects could remain in default for an extended period of time until we can refinance the project loan agreements or provide a replacement conversion services or power purchase agreement. However, there can be no assurances that we will be able to enter into a replacement conversion services or power purchase agreement or refinance the project loan agreements. The project lender to each of these Facilities is able to satisfy this obligation with the applicable project's assets only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation. While these lenders do not have direct recourse to Cogentrix Energy, these defaults may still have important consequences for our results of operations and liquidity, including, without limitation:
-	reducing Cogentrix Energy's cash flows since these projects will be prohibited from distributing cash to Cogentrix Energy during the pendency of any default; and
-	causing the Company to record a loss in the event the lenders foreclose on the assets at these facilities.

3.  LONG-TERM DEBT

     Senior Notes

          On March 15, 1994, Cogentrix Energy issued $100.0 million of registered, unsecured senior notes due 2004 (the "2004 Notes") in a public debt offering. The 2004 Notes were priced at par to yield 8.10%. In February 1994, Cogentrix Energy entered into a forward sale of ten-year United States Treasury Notes in order to protect against a possible increase in the general level of interest rates prior to the completion of the 2004 Notes offering. This hedge transaction resulted in the recognition of a gain that was deferred and included as part of the 2004 Notes on the accompanying condensed balance sheets of the Registrant. This deferred gain will be recognized over the term of the 2004 Notes, reducing the effective rate of interest on the 2004 Notes to 7.50%. During March 2001 and 2002, Cogentrix Energy redeemed $20.0 million each year of the 2004 Senior Notes as required by the terms of the indenture under which these 2004 Notes were issued. In addition to these scheduled redemptions, the Company redeemed an additional $14.4 million of the 2004 Senior Notes and an additional $5.9 million during January 2003. This early extinguishment of debt resulting from notes purchased in 2002, resulted in a gain of approximately $2.9 million, net of tax. The remaining $39.7 million of 2004 Notes are due to be repaid during March 2004.

          On October 20, 1998, Cogentrix Energy issued $220.0 million of registered, unsecured 8.75% senior notes due 2008 (the "2008 Notes"). The 2008 Notes were issued at a discount resulting in an effective rate of approximately 8.82%. On November 25, 1998, the Company issued an additional $35.0 million of the 2008 Notes at a premium. In March 1998, in anticipation of the offering of the 2008 Notes, the Company entered into an interest rate hedge agreement to protect against a possible increase in the general level of interest rates. The settlement costs of approximately $22.1 million related to this hedge agreement were deferred and will be recognized over the term of the 2008 Notes resulting in an overall effective rate of approximately 9.59%.

          In September 2000, Cogentrix Energy sold an additional $100.0 million of its 2008 Notes. These notes were issued at a discount resulting in an effective rate of approximately 8.86%.

          In the event the lenders to the Corporate Credit Facility accelerate the outstanding obligations as a result of the default discussed in Note 2 or if the Corporate Credit Facility matures and is not repaid at its maturity in October 2003, this would create a cross-default under the indentures under which we issued the 2004 and 2008 Notes, and the senior note holders would have the ability to accelerate the $400.6 million of 2004 and 2008 Notes outstanding as of December 31, 2002 and demand immediate payment.

     Corporate Credit Facility (see Note 2 for additional discussion)

          The Company has an agreement with a syndicate of banks that provides up to $250.0 million of revolving credit through October 2003 in the form of direct advances or the issuance of letters of credit (the "Corporate Credit Facility"). Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating of Cogentrix Energy's 2004 and 2008 Notes. Commitment fees related to the Corporate Credit Facility are 70.0 basis points per annum when greater than 50% of the available commitments are utilized and 80.0 basis points per annum when less than 50% of the available commitments are utilized, payable each quarter on the outstanding unused portion of the Corporate Credit Facility. As of December 31, 2002, the Company has used this credit facility to borrow approximately $93.7 million in loans and to issue approximately $132.1 million of letters of credit to support equity contribution commitments for certain projects and $21.7 million of letters of credit to support certain subsidiaries' obligations under certain of their operating agreements. As a result of the event of default discussed in Note 2, we are unable to borrow any additional funds or issue any additional letters of credit. In addition, we are unable to make any restricted payments including dividends or loans to Cogentrix Energy shareholders or repay any other senior debt prior to its scheduled maturity. Since this event of default occurred, the lenders have provided us a limited waiver through May 31, 2003 that will allow us to continue to convert to borrowings, drawings under the outstanding letters of credit. Even though they have granted this limited waiver, the Company cannot assure that the lenders to the Corporate Credit Facility will not choose nonetheless at any time to accelerate the obligations outstanding under the Corporate Credit Facility and demand immediate payment of all obligations outstanding.

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

          Future maturities of long-term debt at December 31, 2002, excluding the unamortized balance of the deferred gains and losses on hedge transactions and excluding the net unamortized premium, were as follows (dollars in thousands):

Year Ended December 31,
2003 2004 2005 2006 2007 2008	$ 99,350 40,000 - - - 355,000 $494,350

4.  IMPAIRMENT OF TURBINES AND EQUIPMENT

          The Company has entered into commitments with a turbine supplier and a heat recovery steam generator ("HRSG") supplier to purchase three sets of turbines and HRSGs. The Company has received most of this equipment and is currently storing the equipment. The Company entered into the agreements to purchase this equipment during the first quarter of 2001 with the intent of placing this equipment in a new electric generating facility under development. During 2002, the electric generating industry experienced a number of adverse events and circumstances including the overbuild of electric generating assets. As a result of these factors, management of the Company reassessed the utilization of this equipment and currently intends to place two of three turbine and HRSG sets in the expansion of one of the Company's existing facilities. The Company has prepared a cash flow model for this expansion project, including the costs to place this equipment in service, and has concluded that the undiscounted cash flows from this expanded facility will be adequate to recover the carrying value of two sets of turbines and HRSGs including the capital cost to place this equipment in service. Accordingly, under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets", the carrying value of theses two sets of turbines and HRSGs are deemed to be recoverable and no impairment charge is warranted. Management of the Company is currently uncertain regarding the placement of the third turbine and HRSG set and has determined that the carrying value of this will not be recoverable. The Company obtained an appraisal of the fair value of this remaining equipment, and in accordance with the provision of SFAS No. 144, recorded an impairment charge of $30.0 million for the year ended December 31, 2002 which is included in operating costs in the accompanying consolidated statements of income. The charge consisted of previously capitalized costs associated with payments required under the turbine and HRSG supply agreements. As of December 31, 2002, the revised net book value of the three sets of turbines and HRSGs was $130.1 million. The Company expects to make additional progress payments of $30.4 million during 2003 which will be capitalized into the remaining two unimpaired sets of turbines and other equipment basis. Although the Company is attempting to place this equipment in the expansion of an existing project or a new development projects, we cannot provide any assurances that we will be able to place this equipment. In the event we are unsuccessful, the carrying value of this equipment may be further impaired and consequently our results of operations would be adversely affected.

5.  GUARANTEES AND OTHER COMMITMENTS

          Operations and Maintenance Guaranty - Cogentrix Energy has guaranteed the performance of one of its wholly-owned, indirect subsidiaries related to its operations and maintenance agreement with the 65%-owned subsidiary which owns the Dominican Republic Facility.

          Purchase of NOx Credits - Cogentrix Energy has entered into an obligation to purchase up to $13.2 million of NOx credits on behalf of its wholly-owned, indirect subsidiary which owns the Richmond Facility.

          Debt Service Support - Two unaffiliated partners at two of the Company's investments in power projects have posted letters of credit in support of the projects' debt service reserve requirements. Cogentrix Energy along with two of its wholly-owned subsidiaries have agreed to reimburse its partners up to an aggregate $10.5 million should these letters of credit be drawn. The Company believes that these investments in power projects will continue to meet their debt service obligations in the future and that the letters of credit provided by our unaffiliated partners will not be required to meet the required debt service. The fair value of these obligations is not material to the consolidated financial statements.

          Power Sales Agreement Support - Under the terms of certain subsidiary power sales or conversion services agreements with certain electric customers, Cogentrix Energy has provided security to support the subsidiary's obligations. As of December 31, 2002, Cogentrix Energy has provided up to a $2.5 million guarantee after consideration of a 50% reimbursement by a non-affiliated partner for this project's obligation and a $6.5 million reimbursement obligation under a letter of credit posted to secure another subsidiary's obligation.

          Lease Commitments - Cogentrix Energy, along with one of its wholly-owned, indirect subsidiaries, has entered into an operating lease of an approximate 51,000 square foot warehouse facility in Prince George, Virginia, which is used to store long-term spare parts. Cogentrix Energy has entered into another operating lease of an approximate 52,500 square foot warehouse facility in Hopewell, Virginia which is used to store turbine and other equipment. Future payments over the remaining term of the lease, as of December 31, 2002, were as follows (dollars in thousands):

Year Ended December 31,
2003 2004 2005 2006 2007 Thereafter	$ 388 266 208 214 220 1,074 $2,370

          Severance Charges - During the year ended December 31, 2002, the Company eliminated various positions at its corporate headquarters and at certain Facilities and recorded a charge of approximately $7.3 million related to the severance of 43 positions which is included in general, administrative and development expenses and operations and maintenance expenses in the accompanying consolidated statements of income. Of this amount, $3.2 million was paid through December 31, 2002 with the remaining amount expected to be paid through September 2004.

          Letter of Credit Draw Litigation - Jenks, Oklahoma Facility - To support the obligations of National Energy Production Company ("NEPCO"), the contractor initially engaged to construct the Jenks facility, Bayerische Hypo-und Vereinsbank AG ("HVB") issued a $39.0 million letter of credit for the benefit of our indirect wholly-owned subsidiary, Green Country Energy, LLC ("Green Country", the owner of the Jenks facility),related to the construction of the Jenks facility. During February 2001, HVB sold and transferred, without recourse, an undivided 100% interest in this letter of credit to Banca Nagionale del Larvaro SPA ("BNL") under a participation agreement executed by HVB and BNL. Green Country drew this $39.0 million letter of credit in December 2001, after NEPCO failed to meet certain obligations under the construction contract. When HBV requested reimbursement for the amount drawn from BNL pursuant to the participation agreement, BNL refused to pay. In response, HBV filed an action in the Supreme Court of the State of New York in December 2001, against BNL for reimbursement of the $39.0 million plus costs and attorneys fees for breach of the participation agreement. In February 2002, BNL filed a third-party complaint against Green Country, Cogentrix Energy, NEPCO and Green Country's administrative agent for its outstanding indebtedness seeking recovery from each of them of the $39.0 million, plus interest, attorneys' fees and other unspecified damages. The case was removed to the United States Bankruptcy Court, Southern District of New York, in July 2002. The Company believes that Cogentrix Energy and Green Country each have meritorious defenses to these claims and intend to contest them vigorously.

          During December 2002, JP Morgan Chase Bank ("JP Morgan") commenced a separate action in the United States District Court, Southern District of New York against Cogentrix Energy, Green Country and Cogentrix of Oklahoma, Inc. arising out of a $14.0 million draw Green Country made in December 2001 on a letter of credit that JP Morgan issued on behalf of NEPCO. This letter of credit was also issued to support certain obligations of NEPCO related to the construction of the Jenks facility. The complaint alleges that the draw was wrongful because the construction of the Jenks facility was completed substantially on time and the draw was a breach of the original NEPCO contract because it did not meet the conditions to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. The Company believes that Cogentrix Energy, Green Country and Cogentrix of Oklahoma, Inc. each have meritorious defenses to these claims and intend to contest them vigorously.

          Letter of Credit Draw Litigation - Sterlington Facility -During December 2002, JP Morgan commenced an action in the United States District Court, Southern District of New York against Cogentrix Energy, the Company's 50%-owned indirect subsidiary, Quachita Power, LLC ("Quachita"), which owns the Company's Sterlington facility, and Cogentrix Ouachita Holdings, Inc. arising out of a $41.2 million draw in May 2002 on a letter of credit that JP Morgan issued to support certain obligations of NEPCO related to the construction of the Sterlington facility. The complaint alleges that the construction of the Sterlington facility was deliberately delayed by Quachita in order to draw on the letter of credit and that the draw was a breach of the original NEPCO contract because the conditions had not been met to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. The Company believes that Cogentrix Energy, Quachita and Cogentrix Ouachita Holdings, Inc. all have meritorious defenses to these claims and intend to contest them vigorously.

          Other Routine Litigation - In addition to the litigation described above, Cogentrix Energy experiences other routine litigation in the normal course of business. The Company does not believe that any of this routine litigation, if decided adversely to Cogentrix Energy, would have a material adverse impact on the accompanying financial position or results of operations.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          The information required with respect to changes in the Company's accountants was previously reported in the Current Report on Form 8-K of the Company filed on August 7, 2002 and is incorporated by reference into this Annual Report on Form 10-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of Cogentrix Energy are set forth below.

Name	Age	Position

George T. Lewis, Jr.
David J. Lewis

Mark F. Miller
James E. Lewis
Dennis W. Alexander

James R. Pagano

Bruno R. Dunn
Thomas F. Schwartz
Betty G. Lewis
Robert W. Lewis
W.E. "Bill" Garrett
John A. Tillinghast

75 46 48 39 56 43 52 41 73 49 72 75

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

     John A. Tillinghast was elected a Director of Cogentrix Energy on March 19, 1998. Mr. Tillinghast served from 1994 through May 1998 as President, Chairman and CEO of Great Bay Power Corporation, a public utility in Portsmouth, New Hampshire. He also has served from 1997 through May 1998 as the President, Chairman and CEO of BayCorp Holdings, Ltd., the holding company for Great Bay Power Corporation. Since May 1998 Mr. Tillinghast has served as Chairman of BayCorp Holdings and Great Bay Power. Since May 2000, Mr. Tillinghast has served as a member of the Board of BayCorp Holdings. After graduating from Columbia University in 1949 with BS and MS degrees in mechanical engineering, Mr. Tillinghast began a 30-year career with American Electric Power Company, rising through the engineering ranks to become Vice Chairman of the Board in charge of engineering and construction. Prior to his current position at Bay Corp Holdings, LTD., he served as Chairman of the Energy Engineering Board of the National Academy of Sciences, Director of the Edison Electric Institute and is a Fellow of the American Society of Mechanical Engineers. Mr. Tillinghast holds two U.S. and seven foreign patents.

Item 11.  Executive Compensation -

          The following table sets forth information for the calendar years ended December 31, 2002, 2001 and 2000 concerning the annual compensation paid or accrued by Cogentrix to or for the account of each of the following:

           (1) the only person who served as the chief executive officer of Cogentrix during the fiscal year ended December 31, 2002, and

           (2) the four most highly compensated executive officers of Cogentrix incumbent at December 31, 2002 other than the chief executive officer, for the year then ended (collectively, the "Named Executive Officers").

Summary Compensation Table
Name and Principal Position	Year	Annual Compensation Salary (1) Bonus (2) Total			All Other Compensations (3)
David J. Lewis Chairman and Chief Executive Officer	2002 2001 2000	$684,423 676,441 650,975	$2,510,197(4) 3,130,871 2,127,204	$3,194,620 3,807,312 2,778,179	$147,778 230,988 143,858
Mark F. Miller President and Chief Operating Officer	2002 2001 2000	434,355 429,805 407,121	996,942 2,586,227 1,794,633	1,431,297 3,016,032 2,201,754	303,449 253,307 216,750
James R. Pagano Group Senior Vice President - Development, Mergers & Acquisitions	2002 2001 2000	330,928 324,553 316,481	836,510 2,325,288 1,556,280	1,167,438 2,649,841 1,872,761	156,016 120,890 85,061
Dennis W. Alexander Group Senior Vice President and General Counsel	2002 2001 2000	330,572 328,057 313,425	651,079 1,912,348 1,257,928	981,651 2,240,405 1,571,353	132,358 100,359 73,515
Thomas F. Schwartz Group Senior Vice President and Chief Financial Officer	2002 2001 2000	243,693 239,029 185,707	470,863 1,636,879 1,031,800	714,556 1,875,908 1,217,507	113,582 73,716 29,840

______________________
(1)	Amounts listed in this column include all fees paid for service on Cogentrix's board of directors to those executive officers who serve as directors.
(2)

Amounts listed in this column reflect annual performance bonuses and annual distributions under our profit-sharing plan and executive incentive bonus plan. The amounts listed do not include the distributions made under such plan and agreements to the Named Executive Officers during any fiscal year in which such distribution was earned in the previous fiscal year. As a result of an existing event of default under our corporate credit facility, our board of directors has decided to defer payment of all profit sharing awards for the fiscal year ended December 31, 2002 as long as this existing event of default is outstanding.

(3)

The amounts shown in this column include Cogentrix's matching contributions on behalf of the Named Executive Officers to Cogentrix's 401(k) savings plan in which substantially all employees are eligible to participate and to a non-qualified Supplemental Retirement Savings Plan in which approximately 47 employees, including all of the Named Executive Officers, participated until its dissolution during 2002. The amounts shown also include compensation related to a company-provided life insurance policy for 2002.

(4)

Included in this amount is a $1,820,000 annual performance bonus for Mr. Lewis paid in accordance with section 3.2 of Mr. Lewis' employment agreement. In lieu of a cash payment of this amount, we agreed to provide Mr. Lewis all of the real and personal property owned by us and located on Bald Head Island, North Carolina, including all improvements thereon and contents therein, as is (the "Bald Head Property"). The value of the Bald Head Property was determined by a third party appraisal and was found to be no more or less than was available under a similar arms-length transaction.

Compensation Pursuant to Incentive Compensation Plans

     Profit-Sharing Plan

          We have a profit-sharing plan which is a non-qualified incentive compensation plan for the benefit of approximately 44 employees of Cogentrix. Under our profit-sharing plan, we have entered into arrangements with each of our executive officers, which provide for annual cash compensation awards to each participant equal to a designated percentage of our adjusted net income before taxes each fiscal year plus the amount of any accrual for payments to be made under our profit-sharing plan, with the designated percentage determined annually at the discretion of our Chief Executive Officer or Chief Operating Officer based on criteria they deem appropriate. For the fiscal year ended December 31, 2002, David J. Lewis earned $690,197, Mark F. Miller earned $496,942, James R. Pagano earned $386,510, Dennis W. Alexander earned $276,079, and Thomas F. Schwartz earned $220,863 under our profit sharing plan. These amounts are included in the Bonus column in the Summary Compensation Table above. The terms of the profit sharing plan require payment of the annual cash award by April 15 of the year following the fiscal year in which the award was earned. However, as a result of an existing event of default under our corporate credit facility (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Parent Company Liquidity - Corporate Credit Facility"), our board of directors has decided to defer payment of all profit sharing awards for the fiscal year ended December 31, 2002 as long as this existing event of default is outstanding.

          In the event a participant in our profit-sharing plan is involuntarily terminated (or for certain participants, if they voluntarily terminate their employment) by Cogentrix (for a reason other than death, total disability, retirement or termination by Cogentrix for willful misconduct), these participants are entitled to receive a severance benefit equal to a percentage (ranging from 25% for three years or less of full-time employment to a maximum of 200% after ten years or more of full-time employment) of the highest annual distribution to which the employee was or is entitled for any of the three full years preceding the termination date. In the event of a participant's death or total disability, the participant (or his or her beneficiary) is entitled to receive from zero to five years of annual distribution awards thereafter, depending upon the participant's length of service.

     Executive Incentive Bonus Plan

          In addition to the annual cash compensation awards payable under our profit-sharing plan, each of the Named Executive Officers, with the exception of David J. Lewis, may receive additional incentive cash compensation awards, determined on a sliding scale, if we achieve contractually specified levels of net income before income tax targets for a given fiscal year. No amounts were earned for the fiscal year ended December 31, 2002. For the fiscal years ended December 31, 2001 and 2000, each of the Named Executive Officers, with the exception of David J. Lewis, earned $1,000,000 and $597,046, respectively, under the executive incentive bonus plan.

Employment Agreements with Named Executive Officers

     David J. Lewis

          In March 1999, the board of directors elected David J. Lewis Chairman of the Board of Cogentrix. He was previously elected Chief Executive Officer of Cogentrix in August 1995. George T. Lewis, Jr., the former Chief Executive Officer and Chairman of the Board, serves as Chairman Emeritus. We have an employment agreement with David J. Lewis through August 2007 which provides for a base annual salary for each fiscal year at least equal to the base salary for the immediately preceding fiscal year. In addition to the base salary, Mr. Lewis is entitled to participate in our profit sharing plan, at a level of no less than 1.25% of net income before taxes, and to receive annual incentive compensation in an amount determined by the board of directors, which amount, when combined with the base salary and profit sharing payable to him, shall be at least sufficient to provide him with total annual compensation that is competitive with total annual compensation offered by other similarly situated companies to their employees in comparable positions.

          The employment agreement may be terminated by the Company. In the event the employment agreement is terminated, other than for cause, Mr. Lewis is entitled to continue to receive base salary, performance bonus (based on average levels over past three years) and distributions under the profit sharing plan through the remainder of the term of this employment agreement. In the event the employment agreement is terminated for cause, (as defined in the employment agreement), which requires a vote of two-thirds of the board of directors, Mr. Lewis is entitled to receive accrued but unpaid base salary and expenses until the effective date of such termination.

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

     Mark F. Miller

          We have an employment agreement with Mark F. Miller through May 2007, that we amended with his consent in February 2001 and November 2001, which provides a minimum base annual salary of $350,000, which at the beginning of each fiscal year is adjusted by an amount, if positive, that will reflect increases in the cost of living. He is also entitled to participate in our profit sharing plan, at a level of no less than 0.9% of net income before taxes, our executive incentive bonus plan, and to receive a performance bonus each fiscal year, the level of which is determined in the sole discretion of the Chief Executive Officer. We have the right to terminate Mr. Miller's employment upon sixty days written notice. In the event we terminate his employment, other than for cause, Mr. Miller is entitled to receive within 30 days of his termination, a lump sum severance payment in an amount equal to the total compensation (based upon historical levels) that Mr. Miller would have received through the remainder of the term of the employment agreement.

          Mr. Miller is entitled to the same severance payment in the event a change of control occurs or he terminates his employment for good reason as a result of our breach of the employment agreement or a change in title, authority or duties.

     Dennis W. Alexander

          We have an employment agreement with Dennis W. Alexander, that we amended with his consent in February and November 2001. Under the employment agreement, Mr. Alexander is entitled to a minimum base annual salary of $180,000, subject to adjustment in future years. He is also entitled to participate in our profit sharing plan, at a level of no less than 0.3% of net income before taxes, and our executive incentive bonus plan. The employment agreement is for a one-year term that renews automatically at the end of each calendar year unless we previously exercise our right to terminate Mr. Alexander's employment. We have the right to terminate Mr. Alexander's employment upon 30 days' written notice. In the event we terminate his employment or a change in control occurs, Mr. Alexander is entitled to receive a severance payment in an amount equal to two times his total compensation earned in the prior calendar year, including any fees he received for serving as a member of the Board of Directors.

     James R. Pagano

          We have an employment agreement with Mr. Pagano, that we amended with his consent in February and November 2001. Under the employment agreement, Mr. Pagano is entitled to a minimum base annual salary of $306,000, subject to adjustment in future years. He is also entitled to participate in our profit sharing plan, at a level of no less than 0.7% of net income before taxes, and our executive incentive bonus plan. The employment agreement is for a one-year term that renews automatically at the end of each calendar year unless we previously exercise our right to terminate Mr. Pagano's employment. We have the right to terminate Mr. Pagano's employment upon 30 days' written notice. In the event we terminate his employment or a change in control occurs, Mr. Pagano is entitled to receive a severance payment in an amount equal to five times his total compensation earned in the prior calendar year.

     Thomas F. Schwartz

          In February 2001, we entered into an employment agreement with Mr. Schwartz that we amended with his consent in November 2001. Under the employment agreement, Mr. Schwartz is entitled to a minimum base annual salary of $230,625, subject to adjustment in future years. He is also entitled to participate in our profit sharing plan, at a level of no less than 0.3% of net income before taxes, and our executive incentive bonus plan. The employment agreement is for a one-year term that renews automatically at the end of each calendar year unless we previously exercise our right to terminate Mr. Schwartz's employment. We have the right to terminate Mr. Schwartz's employment upon 30 days' written notice. In the event we terminate his employment or a change in control occurs, Mr. Schwartz is entitled to receive a severance payment in an amount equal to two times his total compensation earned in the prior calendar year.

Directors' Compensation and Consulting Agreements

          Directors, including employee directors, receive an annual retainer of $30,000 for service on the board of directors. In addition, for each meeting attended, each director receives a fee of $1,500. During the year ended December 31, 2002, there were nine meetings of Cogentrix Energy's board of directors.

          We have entered into consulting agreements with Messrs. Garrett and Tillinghast each of which provides for payment of $15,000 annually to each of them for consulting services to be rendered to us.

     Robert W. Lewis

          While Robert W. Lewis was employed as an executive officer, Cogentrix entered into a non-qualified incentive compensation agreement with him providing for him to receive incentive compensation annually equal to a designated percentage of the net cash flow for the fiscal year of two of our facilities. Our obligation to make such annual payments to him continues through June 30, 2007. We have agreed to pay him an annual minimum payment of $200,000 regardless of whether his actual annual distribution would yield such amount. Robert W. Lewis must repay to Cogentrix, on or before January 31, 2008, an amount equal to the aggregate amount of minimum payments made in excess of the actual annual distributions which he was entitled to receive. Currently, Mr. Lewis owes approximately $86,700 to the Company from minimum payments made in excess of these distributions. The actual amount of the distribution Mr. Lewis received pursuant to his facility cash flow compensation agreement for the year ended December 31, 2002 and 2001 was $217,000 and $200,000, respectively.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

          All of the issued and outstanding shares of common stock of Cogentrix Energy are beneficially owned as follows:

Name	Number of Shares	Percentage Ownership
George T. Lewis, Jr. (1) Betty G. Lewis David J. Lewis Robert W. Lewis James E. Lewis (2)	73,320 73,320 45,120 45,120 118,440	26% 26 16 16 42

(1)

George T. Lewis, Jr.'s shares are held of record by George T. Lewis, Jr. Investment LLC (the "LLC"), the sole member of which is a revocable grantor trust (the "Trust") which George T. Lewis, Jr. may revoke at any time prior to his death. Retaining the ability to regain direct control of the stock held of record by the LLC, George T. Lewis, Jr. is deemed to be the beneficial owner of those shares.

(2)

Included in the shares owned by Mr. James E. Lewis are 73,320 shares beneficially owned and which are all held of record by the LLC described in Note (1) above. Mr. James E. Lewis is deemed to be the beneficial owner of these shares, because he is the trustee of the Trust and the operating manager of the LLC and, as such, has the power to vote and invest the shares held by the LLC. Since George T. Lewis, Jr. is also deemed to be the beneficial owner of these shares, they are also included in the amount shown for the number of shares beneficially owned by George T. Lewis, Jr.

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

Facility Cash Flow Incentive Compensation Agreements

          We have entered into an agreement with one of the beneficial owners of our outstanding shares of common stock, who is also a director, that provides for the receipt of annual distributions equal to a designated percentage of the net cash flow for each fiscal year of two of our facilities. See "Executive Compensation - Directors' Compensation and Consulting Agreements."

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

Shareholder Revolving Credit Facility and Other Loans

          Cogentrix Energy has a revolving credit facility whereby each of its shareholders may borrow from time to time up to $2,000,000 from Cogentrix Energy on a revolving basis. Shareholder borrowings will accrue interest at the prime rate of a major United States bank plus 1.0%. Principal payments on any borrowings made under the facility are due in three equal installments together with accrued interest on each annual shareholder dividend payment date following the borrowing. Upon the sale of any of a shareholder's shares (except a permitted transfer), the principal balance outstanding together with accrued interest will become due and payable immediately. During 2002, we made a $3,000,000 term loan with terms substantially similar to those of the revolving credit facility to one shareholder in addition to his borrowings under the revolving credit facility. The largest aggregate amount of indebtedness outstanding exceeding $60,000 at any time during the last fiscal year from any shareholder and the outstanding balance at December 31, 2002 was as follows:

Shareholder/Director	Largest Balance Outstanding During Fiscal 2002	Outstanding Balance as of December 31, 2002
Robert W. Lewis James E. Lewis David J. Lewis	$5,000,000 $2,000,000 $626,990	$5,000,000 $2,000,000 $626,990

Item 14.  Controls and Procedures

          Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rule 13a-14 (c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Cogentrix Energy (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

          Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.  Exhibits and Financial Statement Schedules and Reports on 8-K

(a)	Financial Statements, Financial Statement Schedules and Exhibits The following documents are filed as part of this Form 10-K.
	(1) (2) (3)	Consolidated Financial Statements Index Financial Statement Schedules Index to Exhibits

Designation of Exhibit	Description Of Exhibit
2.1	Purchase Agreement, dated as of March 6, 1998, between Cogentrix Energy, Inc. and Bechtel Generating Company, Inc. (10.2). (*)(12)
3.1	Articles of Incorporation of Cogentrix Energy, Inc. (3.1). (1)
3.2	Amended and Restated Bylaws of Cogentrix Energy, Inc., as amended (3.2). (11)
4.1	Indenture, dated as of March 15, 1994, between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note (4.1). (3)
4.2	Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note (4.2). (13)
4.3	First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.3). (13)
4.4	Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6). (14)
10.1

Amended and Restated Land Lease Agreement, dated as of February 18, 1988, among Arrowpoint Associates Limited Partnership, as Landlord, and Cogentrix, Inc., CI Properties, Inc. and Equipment Leasing Partners, as Tenant, as amended (assigned to and assumed by Equipment Leasing Partners, with Cogentrix, Inc., as guarantor) (Corporate Headquarters) (10.96). (1)

10.2	Assignment and Assumption of Tenant Leasehold Interest, dated October 31, 2001, between Equipment Leasing Partners and Cogentrix Energy, Inc. (10.8(a)). (25)
10.3	Letter Agreement, dated May 25, 1989, among Cogentrix, Inc., Cogentrix of Richmond, Inc. (formerly named Cogentrix of Petersburg, Inc.), and WV Hydro, Inc., as amended (Richmond Facility) (10.98). (1)
10.4	Consulting Agreement, dated as of September 27, 1991, between Robert W. Lewis and Cogentrix, Inc., as amended (assigned to and assumed by Cogentrix Energy, Inc.) (10.99). (1)
10.5	Consulting Agreement, dated as of September 30, 1993, between Cogentrix, Inc. and W.E. Garrett (assigned to and assumed by Cogentrix Energy, Inc.) (10.100). (1)
10.6	Consulting Agreement, dated as of March 19, 1998, between Cogentrix Energy and John A. Tillinghast (10.34). (20)
10.7	Form of Profit-Sharing Plan (I) (10.102). (1)
10.7 (a)	Form of Profit-Sharing Plan (I) - Amendment Agreement dated as of August 16, 2001 (10.1). (24)
10.8	Form of Profit-Sharing Plan (II) (10.103). (1)
10.8 (a)	Form of Profit-Sharing Plan (II) - Amendment Agreement dated as of August 16, 2001 (10.2). (24)
10.9	Executive Incentive Bonus Plan (10.104). (2)
10.10	Facility Cash Flow Incentive Compensation Agreement with Robert W. Lewis (10.105). (1)
10.11	Adoption of Stock Transfer Agreement dated as of December 30, 1993 among Cogentrix Energy, Inc., Cogentrix Inc., David J. Lewis, Robert W. Lewis and James E. Lewis (10.111). (1)
10.12	Employment Agreement, dated as of August 11, 2000, between David J. Lewis and Cogentrix Energy, Inc. (10.40). (21)
10.13	Amended and Restated Employment Agreement, dated as of May 1, 1997 and amended on August 14, 2000, between Mark F. Miller and Cogentrix Energy, Inc. (10.41). (21)
10.13 (a)	Amendment to Employment Agreement, dated as of May 1, 1997 and amended on February 16, 2001, between Mark F. Miller and Cogentrix Energy, Inc. (10.41(a)). (22)
10.13 (b)	Amendment to Employment Agreement, dated as of May 1, 1997 and amended on September 21, 2001 between Mark F. Miller and Cogentrix Energy, Inc. (10.3). (24)
10.13 (c)

Amendment to Employment Agreement dated as of May 1, 1997, and amended as of August 14, 2000, February 16, 2001, and September 21, 2001, by and between Cogentrix Energy, Inc., and Mark F. Miller entered into and effective as of November 12, 2001 (10.19(c)). (25)

10.14	Employment Agreement, dated as of January 1, 1994, between Dennis W. Alexander and Cogentrix Energy, Inc. (10.110). (11)
10.14 (a)	Amendment to Employment Agreement, dated as of January 1, 1994 and amended on February 16, 2001, between Dennis W. Alexander and Cogentrix Energy, Inc. 10.42(a)) (22)
10.14 (b)

Amendment to Employment Agreement dated as of January 1, 1994 and amended as of February 16, 2001, by and between Cogentrix Energy, Inc., and Dennis W. Alexander, entered into and effective as of November 12, 2001 (10.20(b)). (25)

10.15	Executive Employment Agreement, dated as of January 1, 1999, Cogentrix Energy, Inc. and James R. Pagano (10.42). (15)
10.15 (a)	Amendment to Executive Employment Agreement, dated as of January 1, 1999 and amended on February 16, 2001, between James R. Pagano and Cogentrix Energy, Inc. (10.43(a)). (22)
10.15 (b)

Amendment to Employment Agreement dated as of January 1, 1999 and amended as of February 16, 2001, by and between Cogentrix Energy, Inc., and James R. Pagano, entered into and effective as of November 12, 2001 (10.21(b)). (25)

10.16

Third Amended and Restated Credit Agreement among Cogentrix Energy, Inc. and the Several Lenders from time to time parties thereto and Australia and New Zealand Banking Group Limited as Coordinating Lead Arranger, the Bank of Nova Scotia and CitiBank N.A. as Lead Arrangers, and Australia and New Zealand Banking Group Limited as Agent and Issuing Bank, dated as of September 14, 2000 (10.46). (21)

10.17	Third Amended and Restated Guarantee, dated as of September 14, 2000, made by Cogentrix Delaware Holdings, Inc., the Guarantor, in favor of the Borrower Creditors (10.47). (21)
10.18	Credit Agreement, dated as of September 8, 1999, between Cogentrix Eastern America, Inc. and Dresdner Bank, AG, as administrative agent (10.1). (17)
10.18 (a)

First Amendment, dated as of December 17, 1999, to the Credit Agreement, dated as of September 8, 1999, between Cogentrix Eastern America, Inc. and Dresdner Bank, AG, as administrative agent. (10.58(a)). (20)

10.19	Pledge Agreement, dated as of September 8, 1999, between Cogentrix Delaware Holdings, Inc. and Dresdner Bank, AG, as administrative agent (10.2). (17)
10.20	Consulting Agreement, dated as of January 1, 2000, between James E. Lewis and Cogentrix Energy, Inc. (10.60). (20)
10.21	Guarantee, dated as of June 30, 1999, by Cogentrix Energy, Inc. in favor of Rathdrum Power, LLC (10.1). (18)
10.21 (a)	First Amendment to Guarantee dated as of March 8, 2000 between Cogentrix Energy, Inc. and Rathdrum Power, LLC (10.1a). (18)
10.22	Guaranty by Cogentrix Energy, Inc. and La Compañía de Electricidad de San Pedro de Macorís, dated as of April 7, 2000 (10.3). (19)
10.23

Cogentrix Contingent Equity Guarantee, dated as of April 7, 2000, by and between Cogentrix Energy, Inc. in favor of La Compañía de Electricidad de San Pedro de Macorís and The Bank of Nova Scotia Trust Company of New York (10.4). (19)

10.24	Executive Employment Agreement between Cogentrix Energy Inc. and Thomas F. Schwartz, dated as of February 16, 2001 (10.62). (22)
10.24 (a)	Amendment to Employment Agreement dated as of February 16, 2001, by and between Cogentrix Energy, Inc., and Thomas F. Schwartz, entered into and effective as of November 12, 2001 (10.34(a)). (25)
10.25	Equity Contribution Guarantee, dated as of July 20, 2001, made by Cogentrix Energy, Inc., in favor of Caledonia Generating, LLC and First Union National Bank, as security agent (10.1). (23)
10.25(a)

Guarantee, dated as of December 31, 2001, made by Cogentrix Energy, Inc., in favor of Caledonia Generating, LLC and Wilmington Trust Company, as security agent, parties to the Loan and Reimbursement Agreement, dated as of July 20, 2001 (10.35(a)). (25)

10.26	Cogentrix Energy, Inc. Variable Transaction Bonus Program, dated as of September 1, 2001 (10.4). (*)(24)
10.27	Cogentrix Energy, Inc. Selected Management Committee Members Transaction Bonus Program, dated as of September 1, 2001 (10.5). (24)
10.28	Limited Waiver Agreement made and entered into as of January 23, 2002, by and between Cogentrix Energy, Inc. and Dennis W. Alexander (10.38). (25)
10.29	Limited Waiver Agreement made and entered into as of January 23, 2002, by and between Cogentrix Energy, Inc. and Thomas F. Schwartz (10.39). (25)
10.30	Limited Waiver Agreement made and entered into as of January 23, 2002, by and between Cogentrix Energy, Inc. and James R. Pagano (10.40). (25)
10.31

Supplemental Equity Contribution Guarantee, dated as of February 28, 2002, made by Cogentrix Energy, Inc., in favor of Southaven Power, LLC and Credit Lyonnais New York Branch, as security agent under the Loan and Reimbursement Agreement, dated as of May 24, 2001 (10.41). (25)

10.32

Power Purchase and Operating Agreement, dated as of January 24, 1989, between Cogentrix of Rocky Mount, Inc. and Virginia Electric and Power Company, doing business in North Carolina as North Carolina Power, as amended (Rocky Mount Facility) (10.8). (1)

10.33

Power Purchase and Operating Agreement, dated as of January 24, 1989, between Cogentrix of Richmond, Inc. (formerly named Cogentrix of Petersburg, Inc.) and Virginia Electric and Power Company, as amended. (Richmond Facility, Unit 1) (10.10). (1)

10.33 (a)	Amendment No. 2 to Power Purchase and Operating Agreement between Cogentrix of Richmond, Inc. and Virginia Electric and Power Company, dated as of July 1, 2001.
10.34

Power Purchase and Operating Agreement, dated as of January 24, 1989, between WV Hydro, Inc. and Virginia Electric and Power Company, as amended (assigned to and assumed by Cogentrix of Richmond, Inc.) (Richmond Facility, Unit 11) (10.11). (1)

10.35	Steam Purchase Agreement, dated as of November 15, 1988, between Cogentrix of Rocky Mount, Inc. and Abbott Laboratories, as amended (Rocky Mount Facility) (10.20). (*) (2)
10.36	Steam Purchase Agreement, dated as of May 18, 1990, between Cogentrix of Richmond, Inc. and E.I. du Pont de Nemours and Company, as amended (Richmond Facility) (10.22). (*) (2)
10.37	Coal Sales Agreement, dated as of October 1, 1989, among Agip Coal Sales USA, Inc., Laurel Creek Co., Inc. and Cogentrix of Rocky Mount, Inc., as amended (Rocky Mount Facility) (10.28). (*) (2)
10.38

Coal Sales Agreement, dated as of February 15, 1990, among Electric Fuels Corporation, Kentucky May Coal Company, Inc. and Cogentrix of Richmond, Inc., as amended (Richmond Facility, Unit 1) (10.31). (*) (2)

10.38 (a)

Fourth Amendment to Coal Sales Agreement, dated as of July 1, 1998, among Electric Fuels Corporation, Kentucky May Coal Company, Inc. and Cogentrix of Richmond, Inc. (Richmond Facility, Unit 1) (10.10(a)). (*) (15)

10.38(b)	Fifth Amendment to Coal Sales Agreement, dated as of July 1, 2001, among Electric Fuels Corporation, Kentucky May Coal Company, Inc. and Cogentrix of Richmond, Inc. (**)
10.39	Coal Sales Agreement, dated as of January 1, 1990, between Coastal Coal Sales, Inc., and Cogentrix of Richmond, Inc., as amended (Richmond Facility, Unit 11) (10.32). (*) (2)
10.40	Railroad Transportation Contract, dated as of September 26, 1989, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc., as amended (Rocky Mount Facility) (10.41). (*) (2)
10.40 (a)

Fourth Amendment, dated as of August 23, 1995, to the Railroad Transportation Contract, dated as of September 26, 1989, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.41 (a)). (5)

10.40 (b)

Fifth Amendment, dated as of January 1, 1996, to the Railroad Transportation Contract, dated as of September 26, 1989, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.41 (b)). (8)

10.40 (c)	Amendment No. 6 to Contract CSXT-C-03951, dated as of January 1, 1997, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.9). (9)
10.40 (d)	Amendment No. 7 to Contract CSXT-C-03951, dated as of July 1, 1997, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.47(d)). (10)
10.40 (e)	Amendment No. 8 to Contract CSXT-C-03951, dated as of January 1, 1999, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.14(e)). (15)
10.40 (f)	Amendment No. 9 to Contract CSXT-C-03951, dated as of January 1, 2001, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.14(f)). (22)
10.41	Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc., as amended (Richmond Facility, Unit I) (10.42). (*) (2)
10.41 (a)	Third Amendment to Railroad Transportation Contract, filed with the ICC on December 13, 1994, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility, Unit 1) (10.4). (4)
10.42	Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc., as amended (Richmond Facility, Unit II) (10.43). (*) (2)
10.42 (a)	Fourth Amendment to Railroad Transportation Contract, filed with the ICC on December 13, 1994, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility, Unit 11) (10.5). (4)
10.42 (b)

Fifth Amendment to Railroad Transportation Contract, effective as of November 16, 1995, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility, Unit 11) (10.43 (b)). (*) (8)

10.42 (c)	Amendment No. 6 to Railroad Transportation Contract, effective on June 9, 1998, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility) (10.49(c)). (*) (13)
10.43

Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.52). (1)

10.43 (a)

First Amendment, dated as of March 31, 1996, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.4). (7)

10.43 (b)

Second Amendment, dated as of May 31, 1996, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.48(b)). (8)

10.43 (c)

Third Amendment, dated as of December 1, 1997, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc, the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.55(c)). (11)

10.44	Amended and Restated Reimbursement and Loan Agreement, dated as of June 28, 2000, by and among Cogentrix of Richmond, Inc. and BNP Paribas (Richmond Facility) (10.1). (19)
10.45

Indenture of Trust, dated as of December 1, 1990, between the Industrial Development Authority of the City of Richmond, Virginia and Sovran Bank, N.A., as Trustee, including First and Second Supplemental Indentures of Trust (Richmond Facility) (10.56). (1)

10.46

Sale Agreement, dated as of December 1, 1990, between the Industrial Development Authority of the City of Richmond, Virginia and Cogentrix of Richmond, Inc., including First and Second Supplemental Sale Agreements (Richmond Facility) (10.57). (1)

10.47

Amended and Restated Security Deposit Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., The Prudential Insurance Company of America, as Credit Facility Agent and First Union National Bank of North Carolina, as Security Agent (Rocky Mount Facility) (10.65). (1)

10.48

Amended and Restated Security Deposit Agreement, dated as of June 28, 2000, among Cogentrix of Richmond, Inc., BNP Paribas, as Agent, and First Union National Bank, as Security Agent and Securities Intermediary (Richmond Facility) (10.2). (19)

10.49	Ground Lease, dated as of December 13, 1990, between Cogentrix of Richmond, Inc., as Lessee, and E.I. du Pont de Nemours and Company, as Lessor (Richmond Facility) (10.95). (1)
10.50	Letter Agreement, dated May 25, 1989, among Cogentrix, Inc., Cogentrix of Richmond, Inc. (formerly named Cogentrix of Petersburg, Inc.), and WV Hydro, Inc., as amended (Richmond Facility) (10.98). (1)
10.51	Amended and Restated Supplemental Equity Contribution Guarantee, dated as of May 22, 2002, made by Cogentrix Energy, Inc. In favor of Southaven Power, LLC and Credit Lyonnais (10.1). (26)
10.52	Amended and Restated Credit Agreement among Cogentrix Eastern America and General Electric Capital Corporation, as Administrative Agent, dated as of September 6, 2002 (10.1). (27)
10.53

Supplement, dated as of September 6, 2002, to the Borrower Stock Pledge Agreement, dated as of September 8, 1999, as amended by Amendment No. 1 thereto, dated as of December 19, 1999, made by Cogentrix Delaware Holdings, Inc. in favor of Dresdner Bank AG, New York Branch, as Administrative Agent (10.2). (27)

10.54	Affiliate Performance Agreement, made as of February 21, 2003, by and between Cogentrix Energy, Inc. and Green Country Energy, LLC.
10.55	Guarantee, made as of October 1, 2002 by Cogentrix Energy, Inc. in favor of Dynegy Power Marketing, Inc.
21.1	Direct and Indirect Subsidiaries of Cogentrix Energy, Inc.
99.1	Report of Independent Auditors for Cedar Bay Generating Company, L.P.
99.2	Report of Independent Auditors for Chambers Cogeneration, L.P. and Carneys Point Generating Company, L.P.
99.3	Report of Independent Auditors for Indiantown Cogeneration, L.P.
99.4	Report of Independent Auditors for Logan Generating Company, L.P. and Keystone Urban Renewal Limited Partnership
99.5	Report of Independent Auditors for Northampton Generating Company, L.P.
99.6	Report of Independent Auditors for Scrubgrass Generating Company, L.P.
99.7

Combined Financial Statements of Logan Generating Company, L.P. and Keystone Urban Renewal Limited Partnership as of December 31, 2002 and 2001 together with the report of independent public accountants.

99.8

Combined Financial Statements of Logan Generating Company, L.P. and Keystone Urban Renewal Limited Partnership as of December 31, 2000 and 1999 together with the report of independent public accountants.

(*) (**)

Certain portions of this exhibit have been omitted pursuant to previously approved requests for confidential treatment.

Certain portions of this exhibit have been omitted pursuant to requests for confidential treatment.

(b)	Reports on Form 8-K One Report on Form 8-K was filed during the fourth quarter of 2002.
1.	Current report on Form 8-K, dated October 28, 2002, regarding the downgrade of Cogentrix Energy, Inc.'s credit rating.

__________________________________________
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

(24)

Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 19, 2001. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

(25)

Incorporated by reference to the Form 10-K (File No. 33-74254) filed April 16, 2002. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

(26)

Incorporated by reference to the Form 10-Q (File No. 33-74254) filed August 19, 2002. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

(27)

Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 14, 2002. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

Signatures.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COGENTRIX ENERGY, INC. (Registrant)
Date: March 31, 2003	By: /s/ David J. Lewis David J. Lewis Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
George T. Lewis, Jr.	Chairman Emeritus and Director	March 31, 2003
/s/ David J. Lewis David J. Lewis	Chairman of the Board, Chief Executive Officer and Director	March 31, 2003
/s/ Mark F. Miller Mark F. Miller	President, Chief Operating Officer and Director	March 31, 2003
/s/ Betty G. Lewis Betty G. Lewis	Director	March 31, 2003
/s/ James E. Lewis James E. Lewis	Vice Chairman and Director	March 31, 2003
/s/ Robert W. Lewis Robert W. Lewis	Director	March 31, 2003
/s/ Dennis W. Alexander Dennis W. Alexander	Group Senior Vice President, General Counsel, Secretary and Director	March 31, 2003
/s/ W. E. Garrett W. E. Garrett	Director	March 31, 2003
/s/ John A. Tillinghast John A. Tillinghast	Director	March 31, 2003
/s/ Thomas F. Schwartz Thomas F. Schwartz	Group Senior Vice President, Chief Financial Officer	March 31, 2003
/s/ Kenneth M. Peyton Kenneth M. Peyton	Vice President and Controller, Principal Accounting Officer	March 31, 2003

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          I, David J. Lewis, certify that:

          1.  I have reviewed this annual report on Form 10-K of Cogentrix Energy, Inc.

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

          c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003 /s/ David J. Lewis David J. Lewis Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          I, Thomas F. Schwartz, certify that:

          1.  I have reviewed this annual report on Form 10-K of Cogentrix Energy, Inc.

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

          c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003 /s/ Thomas F. Schwartz Thomas F. Schwartz Chief Financial Officer