Form 10-Q
period 2003-03-31
COGENTRIX ENERGY INC
filed 2003-05-15
CIK 917711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2003

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
☒ Yes       ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act).
☐  Yes       ☒  No

Number of shares of Common Stock, no par value, outstanding at May 15, 2003:  282,000

COGENTRIX ENERGY, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED BALANCE SHEETS March 31, 2003 and December 31, 2002 (Dollars in thousands)
	March 31,	December 31,

	2003	2002

ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 92,244	$ 71,158
Restricted cash	72,279	58,566
Accounts receivable	102,081	111,325
Inventories	30,220	32,392
Other current assets	7,882	8,558
Total current assets	304,706	281,999
NET INVESTMENT IN LEASES	495,331	496,496
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $364,654 and $352,189, respectively	1,036,501	1,054,208
LAND AND IMPROVEMENTS	15,096	15,096
CONSTRUCTION IN PROGRESS	907,854	839,075
DEFERRED FINANCING COSTS, net of accumulated amortization of $46,151 and $44,163, respectively	50,319	50,550
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	356,192	345,067
TURBINES AND OTHER EQUIPMENT	137,958	130,053
OTHER ASSETS	73,184	71,927
	$3,377,141	$3,284,471
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 208,396	$ 139,472
Non-recourse project financing debt in default, currently callable (Note 5)	988,869	948,922
Accounts payable	34,597	35,517
Accrued compensation	10,412	11,135
Accrued interest payable	22,831	10,521
Accrued construction costs	51,403	58,186
Other accrued liabilities	16,134	14,546
Total current liabilities	1,332,642	1,218,299
LONG-TERM DEBT	1,487,995	1,536,750
DEFERRED INCOME TAXES	158,730	149,805
MINORITY INTERESTS	130,356	130,693
OTHER LONG-TERM LIABILITIES	31,861	29,592
	3,141,584	3,065,139
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value, 300,000 shares authorized;
282,000 shares issued and outstanding	130	130
Notes receivable from shareholders	(7,627)	(7,627)
Accumulated other comprehensive loss	(15,822)	(17,220)
Accumulated earnings	258,876	244,049
	235,557	219,332
	$3,377,141	$3,284,471

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2003 and 2002
(Dollars in thousands, except share and earnings per common share amounts)
(Unaudited)

	Three Months Ended March 31, 2003 2002
OPERATING REVENUES:
Electric	$ 72,922	$ 92,505
Steam	8,377	8,575
Lease	30,468	24,180
Service	22,807	12,868
Other	5,247	3,691
	139,821	141,819
Income from unconsolidated investment in power projects	16,357	12,123

OPERATING EXPENSES:
Fuel	36,973	33,180
Cost of service	20,809	15,173
Operations and maintenance	20,318	20,852
General, administrative and development expenses	6,928	15,008
Merger-related costs	-	1,120
Depreciation and amortization	14,247	14,039
	99,275	99,372
OPERATING INCOME	56,903	54,570

OTHER INCOME (EXPENSE):
Interest expense	(30,519)	(29,012)
Investment income and other, net	1,778	1,044

Income before minority interests in income, provision for income taxes and cumulative effect of a change in accounting principle	28,162	26,602

Minority interests in income	(1,950)	(4,373)

Income before provision for income taxes and cumulative effect of a change in accounting principle	26,212	22,229

Provision for income taxes	(10,347)	(8,624)

Income before cumulative effect of a change in accounting principle	15,865	13,605

Cumulative effect of a change in accounting principle, net of tax benefit of $678	(1,038)	-

NET INCOME	$ 14,827	$ 13,605

EARNINGS PER COMMON SHARE:
Income before cumulative effect of a change in accounting principle	$ 56.26	$ 48.24
Cumulative effect of a change in accounting principle	(3.68)	-
Net income	$ 52.58	$ 48.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	282,000	282,000

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2003 and 2002 (Dollars in thousands) (Unaudited)
Three Months Ended March 31, 2003 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 14,827	$ 13,605
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Gain on early extinguishment of debt	(1,288)	-
Cumulative effect of a change in accounting principle	1,038	-
Depreciation and amortization	14,247	14,039
Deferred income taxes	8,888	7,474
Minority interests in income of joint venture	1,950	3,820
Equity in net income of unconsolidated affiliates	(16,357)	(11,775)
Dividends received from unconsolidated affiliates	5,222	5,771
Minimum lease payments received	29,942	22,438
Amortization of unearned lease income	(30,468)	(24,180)
(Increase) decrease in accounts receivable	9,244	(24,731)
Decrease in inventories	2,043	2,622
Decrease in accounts payable	(920)	(6,683)
Increase (decrease) in accrued liabilities	13,175	(3,214)
(Increase) decrease in other, net	3,617	(8,603)
Net cash flows provided by (used in) operating activities	55,160	(9,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(570)	(2,892)
Construction in progress, project development costs and turbine additions	(76,409)	(111,175)
(Increase) decrease in restricted cash	(13,713)	3,392
Net cash flows used in investing activities	(90,692)	(110,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and long-term debt	75,629	90,342
Repayments of notes payable and long-term debt	(14,962)	(31,230)
Additional investments from minority interests, net of dividends	(2,292)	-
Increase in deferred financing costs	(1,757)	(182)
Net cash flows provided by financing activities	56,618	58,930

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,086	(61,162)

CASH AND CASH EQUIVALENTS, beginning of period	71,158	170,656

CASH AND CASH EQUIVALENTS, end of period	$ 92,244	$ 109,494

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

          Information presented as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

          The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent report on Form 10-K which the Company filed with the Commission on March 31, 2003.

          The accompanying unaudited consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, as a result of the maturity of $247.5 million of outstanding obligations under Cogentrix Energy's Corporate Credit Facility (see Note 5) in October 2003, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Management of the Company intends to refinance these obligations and is currently negotiating the terms of a restructured facility. However, there are no assurances that this restructuring can be accomplished. In addition, the independent auditor's report which contains an explanatory paragraph related to a going concern uncertainty issued on the Company's December 31, 2002 audited consolidated financial statements created an event of default under the Corporate Credit Facility. There can be no assurances that the lenders to the Corporate Credit Facility will not accelerate and demand immediate payment of all amounts due as a result of the event of default. In the event the lenders to the Corporate Credit Facility accelerate the outstanding obligations, or if the Corporate Credit Facility matures and is not paid, this would create a cross-default under the Company's senior unsecured notes due 2004 and 2008, and the senior note holders would have the ability to accelerate the $394.7 million of senior notes outstanding as of March 31, 2003 and demand immediate payment.

          Cogentrix Energy is a management company that derives cash flow from its operating subsidiaries. Management of the Company believes that cash currently on hand and remaining expected 2003 cash flows from these subsidiaries will be adequate for Cogentrix Energy to meet its non-contingent contractual obligations and its other 2003 operating obligations including debt service on its senior unsecured notes due 2004 and 2008, interest and fees related to the Corporate Credit Facility and recurring general and administrative costs. However, this belief is based on a number of material assumptions, including, without limitation, the continuing ability of the Company's subsidiaries to pay dividends, management fees and other distributions and the ability to refinance the Corporate Credit Facility. Additional liquidity could be provided through the sale of selected project assets (see Note 4 for additional discussion). There is no assurance that these sources will be available when needed or that Cogentrix Energy's actual cash requirements will not be greater than anticipated.

          The Company's Southaven, Caledonia and Dominican Republic facilities are in default of their senior, non-recourse project debt aggregating $987.2 million as of March 31, 2003 as a result of the factors described in Note 5. As a result, these Facilities' non-recourse project debt is callable and has been classified as a current liability in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002. The project lenders are not obligated to continue funding draws and have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets. Until the event of default under the applicable project loan agreements are cured, our project subsidiaries will be unable to make any distributions to Cogentrix Energy or the Company's partners. These projects could remain in default for an extended period of time until we can refinance the project loan agreements or provide a replacement conversion services or power purchase agreement. However, there can be no assurances that we will be able to enter into a replacement conversion services or power purchase agreement or refinance the project loan agreements. The project lender to each of these Facilities is able to satisfy this obligation with the applicable project's assets only (total assets of approximately $1.3 billion as of December 31, 2002) and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation. While these lenders do not have direct recourse to Cogentrix Energy, these defaults may still have important consequences for our results of operations and liquidity, including, without limitation:
-	reducing Cogentrix Energy's cash flows since these projects will be prohibited from distributing cash to Cogentrix Energy or the Company's partners during the pendency of any default; and
-	causing the Company to record a loss in the event the lenders foreclose on the assets at these Facilities.

2.   Newly Adopted Accounting Pronouncements

          On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to legal obligations to retire and remove assets used in their business. The Company identified obligations to remove or dismantle certain facilities under the terms of these facilities' land leases or, in the case of one facility, under a development agreement. The Company developed cost estimates representing the future cost to dismantle and remove these facilities at the end of the respective lease term or useful life. The future cost to dismantle and remove these facilities has been discounted to its present value, and the related asset and liability have been recorded on the balance sheet as of January 1, 2003. The asset will be depreciated over the life of the asset and the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. As of January 1, 2003, the Company recorded an expense of $1.0 million, net of tax, related to these obligations as a cumulative effect of a change in accounting principle in the accompanying consolidated condensed financial statements. This amount represents the cumulative accretion expense and depreciation expense which would have been recorded had the accounting pronouncement been applied since the retirement obligation was created.

          The following table represents the details of the Company's asset retirement obligations which are included in other long-term liabilities in the accompanying consolidated balance sheets (dollars in thousands):
Balance, December 31, 2002 Liabilities recorded at adoption Liabilities settled Accretion Cash flow revisions Balance, March 31, 2003	$ - 1,670 - 29 - $1,699

          On January 1, 2003, the Company adopted SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. During the three months ended March 31, 2003, the Company recognized a gain of approximately $1.3 million related to the repurchase of approximately $5.9 million Cogentrix Energy's senior unsecured notes due 2004. In accordance with SFAS No. 145, this gain is included in other income in the accompanying condensed consolidated financial statements. In addition, SFAS No. 145 rescinds SFAS No. 4 and the related required classification gains and losses from extinguishment of debt as extraordinary items under certain circumstances. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions related to SFAS No. 13 are applicable for transactions occurring after May 15, 2002.

          On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of this statement did not have an impact on the Company's financial condition or results of operations.

3.   Impairment of Long-Lived Assets

          Turbines and Other Equipment - The Company has entered into commitments with a turbine supplier and a heat recovery steam generator ("HRSG") supplier to purchase three sets of turbines and HRSGs with an original intent of placing this equipment in a new electric generating facility. During 2002, management of the Company reassessed the utilization of this equipment and currently intends to place two of three turbine and HRSG sets in the expansion of one of the Company's existing facilities. The Company has prepared a cash flow model for these expansion projects, including the costs to place this equipment in service, and has concluded that the undiscounted cash flows from these expanded facilities will be adequate to recover the carrying value of two sets of turbines and HRSGs, including the capital cost to place this equipment in service. Accordingly, under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the carrying value of these two sets of turbines and HRSGs are deemed to be recoverable, and no impairment charge is warranted. A third set of turbines and HRSGs were written down to fair market value during the fourth quarter of 2002 due to the uncertainty regarding placement into a new or existing project. The value of this third set of turbines and partially completed HRSGs continues to approximate fair value and no additional impairment charge is warranted as of March 31, 2003. As of March 31, 2003, the revised net book value of the three sets of turbines and HRSGs was $138.0 million. The Company expects to make additional progress payments on the turbines of $7.9 million during 2003 which will be capitalized into the remaining two unimpaired sets of turbines. Although the Company is attempting to place this equipment in the expansion of one of the Company's existing projects or a new development project, the Company cannot provide any assurances that we will be able to place this equipment. In the event the Company is unsuccessful, the carrying value of this equipment may be further impaired and consequently the Company's results of operations would be adversely affected.

          Southaven and Caledonia Facilities - The Company's project subsidiaries which own the Southaven and Caledonia facilities are currently in default of their respective project loan agreements as a result of the earlier downgrade of the credit rating of PG&E National Energy Group, Inc. ("NEG" and the guarantor of the facility's conversion services purchaser) as discussed in Note 5. In addition, NEG has experienced a financial downturn, is currently in default of various recourse loan obligations and is engaged in restructuring it loans and other agreements. NEG and certain of its subsidiaries may be compelled to seek protection or be forced into bankruptcy proceedings under the United States Bankruptcy Code. In the event our conversion services purchasers are brought into bankruptcy proceedings with NEG, significant doubt would arise as to their ability to meet the obligations under the conversion services agreements. As a result, the Company has reassessed the use of theses facilities and, in the event the conversion services agreements are terminated, intends to operate these facilities as merchant plants. The Company has prepared a merchant cash flow model for each of these facilities and has concluded as of March 31, 2003 that the undiscounted cash flows from these facilities will be adequate to recover the carrying value of each facility's long-lived assets. Accordingly, under the provisions of SFAS No. 144, the carrying value of these long-lived assets is deemed to be recoverable, and no impairment charge is warranted as of March 31, 2003. In the event the conversion services agreements are terminated, the Company intends to operate these facilities as merchant plants (as of the March 31, 2003 assessment date - see additional discussion below regarding the Caledonia facility). However, the Company cannot provide any assurances that the actual cash flows from merchant plant operation will be adequate to recover the carrying value of the facilities' long-lived assets. In the event the Company is unsuccessful, the carrying value of these long-lived assets may become impaired and consequently the Company's results of operations would be adversely affected. In addition, these long-lived assets may become impaired as a result of certain conditions discussed in Note 5.

          During April 2003, the Company commenced negotiations with the lender to the Caledonia facility to restructure the non-recourse loan agreement which could involve the transfer of its ownership interest in the Caledonia facility to the project lender in exchange for the project lender assuming all obligations of the Caledonia project including long-term debt. In the event this occurs, the Company would realize a loss of approximately $39.0 million related to its net investment in the Caledonia project.

4.   Sale of Project Interest

          On April 11, 2003, Cogentrix of Oklahoma, Inc. ("Cogentrix of Oklahoma"), a wholly-owned, indirect subsidiary of Cogentrix Energy and sole member of Green Country Energy, LLC ("Green Country") entered into a purchase agreement whereby Cogentrix of Oklahoma will sell a 100% membership interest in Green Country to an indirect subsidiary of General Electric Capital Corporation ("GECC") (the "Purchase Agreement"). Green Country owns the 810-megawatt, combined-cycle, natural gas-fired electric generating facility near the city of Jenks, Oklahoma. In exchange for the membership interest, Cogentrix of Oklahoma will receive at closing a 10% interest in the GECC subsidiary purchaser and a base purchase price of $97.0 million. The base purchase price is subject to upward or downward adjustment for certain matters as defined in the Purchase Agreement with the final purchase price not exceeding $112.0 million. Approximately $28.0 million of the proceeds received by Cogentrix of Oklahoma will be pledged as a restricted escrow account to reimburse Green Country in the event certain funds held by Green Country are insufficient to satisfy potential obligations related to the Jenks LC litigations (see Note 6). The Company will continue to manage and operate the Jenks facility.

          Under the terms of the Purchase Agreement, Cogentrix of Oklahoma has also agreed to indemnify GECC for certain contingent losses or payments which Green Country may become obligated to pay. The primary indemnities relate to potential losses incurred as a result of the Jenks LC litigation or City of Jenks claims (see Note 6 for additional discussion), representations related to tax qualification of certain of the Jenks facility's plant and equipment, and failure of a wholly-owned subsidiary of Cogentrix Energy to provide certain spare parts and related services to Green Country. Cogentrix Energy has guaranteed certain of these indemnities. The Purchase Agreement is subject to meeting certain conditions including, but not limited to, obtaining certain consents and approvals and closing the refinancing of Green Country's existing credit facility. 'The Company has reached an agreement with a group of investors that includes the principal terms and conditions on which they would refinance Green Country's existing credit facility. The Company must negotiate a definitive agreement with them, however, and satisfy a number of conditions to closing before the Company will be able to complete this refinancing. The Company cannot provide any assurances that the Company will be able to satisfy those conditions and complete this refinancing, which is a condition to closing the Purchase Agreement. The Company expects to close the refinancing and sale transaction during May 2003 and expects to record a gain of approximately $45.0 million to $50.0 million.

5.   Long-Term Debt Defaults

     Corporate Credit Facility Default

          The Company has an agreement with a syndicate of banks that provides up to $250.0 million of revolving credit through October 2003 in the form of direct advances or the issuance of letters of credit (the "Corporate Credit Facility"). As a result of the event of default discussed in Note 1, we are unable to borrow any additional funds or issue any additional letters of credit. In addition, we are unable to make any restricted payments, a category that includes shareholders dividends and loans to Cogentrix Energy shareholders or repay any other senior debt prior to its scheduled maturity. Since this event of default occurred, the lenders have provided the Company a limited waiver through May 31, 2003 that will allow the Company to continue to convert to borrowings any drawings under the outstanding letters of credit. Even though they have granted this limited waiver, the Company cannot provide assurances that the lenders to the Corporate Credit Facility will not choose nonetheless at any time to accelerate the obligations outstanding under the Corporate Credit Facility and demand immediate payment of all obligations outstanding.

     Project Level Defaults

          As discussed below, the Southaven, Caledonia, Sterlington and Dominican Republic facilities continue to be in default of their project loan agreements. As a result, the Southaven, Caledonia and Dominican Republic facilities' non-recourse project debt is callable and has been classified as a current liability in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002. The Company accounts for the Sterlington project using the equity method of accounting and this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The project lenders to these facilities are not obligated to continue funding draws and have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets. Until the events of default under the applicable project loan agreements are cured, our project subsidiaries will be unable to make any distributions from these projects. These projects could remain in default for an extended period of time until the Company can cure the events of default, refinance the project loan agreements or in the case of the Southaven, Caledonia and Sterlington facilities, provide a replacement conversion services or power purchaser. However, there can be no assurances that the Company will be able to enter into a replacement conversion services or power purchase agreement, refinance the project loan agreements or cure the events of default. The project lender to each facility is able to satisfy this obligation with the applicable project's assets (total assets of approximately $1.3 billion as of March 31, 2003) only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation. While these lenders do not have direct recourse to Cogentrix Energy, these defaults may still have important consequences for the Company's results of operations and liquidity, including, without limitation,
1)	reducing Cogentrix Energy's cash flows since these projects will be prohibited from distributing cash to Cogentrix Energy or to its partners during the pendency of any default; and
2)	causing the Company to record a loss in the event the lenders foreclose on the assets at these facilities (see Note 3 for additional discussion regarding the Caledonia facility).

          Caledonia and Southaven Facility Customer Defaults - During August 2002, NEG was downgraded below investment grade which created an event of default by NEG under each facility's separate conversion services agreements (the "NEG Default"). This NEG Default created an event of default under these project subsidiaries' non-recourse loan agreements during February 2003. As a result, the applicable project lenders will not be obligated to continue funding construction draws and will have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all the applicable project assets. As a consequence of these events of default, the total senior borrowings for the two facilities of $757.5 million are callable and have been classified as a current liability on the consolidated balance sheets at March 31, 2003 and December 31, 2002. As a result of the Caledonia and Southaven debt being in default and callable, the project's independent auditors expressed or are expected to express a going concern uncertainty in each project's financial statements for the year ended December 31, 2002 that triggered or will trigger additional events of default under their non-recourse loan agreements during the second quarter of 2003.

          Sterlington Facility Customer Default - During July 2002, Dynegy Holdings, Inc. ("Dynegy"), the guarantor of the conversion services purchaser at our Sterlington facility, was downgraded below investment grade creating a purchaser event of default under the Sterlington facility's conversion services agreement and an event of default under the Sterlington facility's non-recourse project loan agreements. During October 2002, the Company and the project lender amended the loan agreement requiring that all excess cash generated by the facility be utilized to repay the outstanding borrowings under the Sterlington facility's loan agreement on a quarterly basis. The project lenders have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. Dynegy continues to perform pursuant to the terms of the conversion services agreement and is current on its payments due to the Sterlington facility. The Company accounts for this project using the equity method of accounting and this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's investment in this project was $7.2 million as of March 31, 2003. As a result of the Sterlington debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in the Sterlington financial statements for the year ended December 31, 2002 that triggered an additional event of default under the Sterlington non-recourse loan agreement during April 2003.

          Dominican Republic Facility Customer Defaults - The Company's project subsidiary, which owns our Dominican Republic facility that commenced commercial operations during March 2002, notified the power purchaser Corporación Dominicana de Electricidad ("CDE"), on several occasions of events of default under the power purchase agreement based on CDE's failure to pay amounts due for the sale of electricity (the "Payment Defaults"). Under the terms of the project subsidiary's implementation agreement with the State of the Dominican Republic ("SDR"), which guarantees CDE's payment obligations, we demanded that the SDR pay certain of these amounts owed by CDE and, when the SDR failed to do so in the time allotted according to the implementation agreement, notified the SDR that they are in default of the implementation agreement for failing to pay this past due amount by CDE (the "SDR Defaults"). The Company exercised its rights under the power purchase agreement in October 2002 to suspend operation of this facility on a continuing basis pending payment of the Payment Defaults. As of March 31, 2003, CDE owed the Company approximately $38.3 million in amounts due for the sale of capacity and electricity. Net of approximately $4.3 million in payments received subsequent to March 31, 2003, Payment Defaults and SDR Defaults currently exist related to $34.0 million and $30.3 million, respectively, of amounts invoiced prior to March 31, 2003. The Payment Defaults and the SDR Defaults created events of default under the Dominican Republic facility's non-recourse project debt. The project lenders have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. As a consequence of these events, the total borrowings for the Dominican Republic facility of $229.7 million are callable and have been classified as a current liability on the consolidated balance sheets as of March 31, 2003 and December 31, 2002. As a result of the Dominican Republic debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in the Dominican Republic financial statements for the year ended December 31, 2002 that triggered an additional event of default under the Dominican Republic non-recourse loan agreement during April 2003.

          The Company will continue to attempt to collect amounts past due from CDE or the SDR and will continue to exercise all of the rights and remedies we have available to us under the power purchase agreement, the implementation agreement and the SDR guarantee, including terminating the power purchase agreement. The termination of this agreement would require a termination payment by CDE or the SDR equal to the outstanding amounts due plus the present value of future capacity payments and other termination costs as defined in the power purchase agreement. Because the obligation is unsecured, we cannot give any assurances that the Company will be able to collect the termination amount from CDE or the SDR.

          Due to the ongoing Payment Defaults and SDR Defaults, the Company's project subsidiary could not convert the outstanding borrowings from construction loans to term loans on or before March 28, 2003. This event triggered an additional event of default under the project loan agreement. The project lenders have the same rights and remedies as discussed above including terminating the power purchase agreement as a result of this additional event of default.

          Insurance Coverage Defaults - The Company's project subsidiary which owns the Jenks facility incurred an event of default during the quarter ended March 31, 2003 under their project loan agreement as a result of not being able to obtain the insurance coverage levels as required under the project loan agreement. The Company received a waiver for this event of default during March 2003.

6.   Claims and Litigation

          Product Liability Claims Related to Coal Combustion By-Products - One of the Company's wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in 1997-1998 in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, management believes - based on its knowledge of the facts and legal theories applicable to these claims, after consultations with various counsel retained to represent the subsidiary in the defense of such claims, and considering all claims resolved to date - that the ultimate resolution of these claims should not have a material adverse effect on its consolidated financial position or results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

          Claims Asserted by City of Jenks against our Jenks, Oklahoma Facility - In October 2002, the City of Jenks, Oklahoma filed a petition in the District Court for Tulsa County, State of Oklahoma against Green Country (see Note 4 for additional discussion). The petition also names as defendants the counterparty under the conversion services agreement for this facility, Exelon Generation Company, LLC ("Exelon"), and a third party that transports natural gas on behalf of Exelon. The City of Jenks claims that Green Country is liable for failure to pay an annual gross receipts tax of 2% on sales of electricity and that Green Country and the other defendants are also liable to Jenks for failure to pay a pipeline capacity permit fee of 3% of the purchase price of natural gas transported to the Jenks facility. Green Country's position is that it does not "sell" electricity to Exelon, and, even if the conversion services agreement is construed as a "sale" of electricity, the sale is wholesale in interstate commerce and not a sale to a residential or commercial user. In regard to the pipeline capacity permit fee, the defendants have asserted that the pipelines are not located within the city's rights of way and, therefore, are not subject to the fee. If it were to be determined that the pipeline capacity permit fee is applicable, the calculation of the amount due to the City of Jenks would be problematic as the calculation is based upon the purchase price of gas, and Green Country does not purchase gas from Exelon. Although the Company believes that Green Country has meritorious defenses to these claims, a settlement agreement has been executed which provides for a one-time lump sum payment of $3.0 million, payable only upon closing of the Green Country refinancing and sale transaction (see Note 4), by Green Country to the City of Jenks which would satisfy all claims asserted against Green Country.

          Letter of Credit Draw Litigation - Jenks, Oklahoma Facility - To support the obligations of National Energy Production Corporation ("NEPCO"), the former construction contractor for several of our new electric generating facilities, Bayerische Hypo-und Vereinsbank AG ("HVB") issued a $39.0 million letter of credit for Green Country's benefit related to the construction of the Jenks facility. During February 2001, HVB sold and transferred, without recourse, an undivided 100% interest in this letter of credit to Banca Nazionale del Larvaro SPA ("BNL") under a participation agreement executed by HVB and BNL. Green Country drew this $39.0 million letter of credit in December 2001, after NEPCO failed to meet certain obligations under the construction contract. When HBV requested reimbursement for the amount drawn from BNL pursuant to the participation agreement, BNL refused to pay. In response, HBV filed an action in the Supreme Court of the State of New York in December 2001, against BNL for reimbursement of the $39.0 million plus costs and attorneys fees for breach of the participation agreement. In February 2002, BNL filed a third-party complaint against Green Country, Cogentrix Energy, NEPCO and Green Country's administrative agent for its outstanding indebtedness seeking recovery from each of them of the $39.0 million, plus interest, attorneys' fees and other unspecified damages (the "HVB Litigation"). The case was removed to the United States Bankruptcy Court, Southern District of New York, in July 2002. The Company believes that Cogentrix Energy and Green Country each have meritorious defenses to these claims and intend to contest them vigorously.

          During December 2002, JP Morgan Chase Bank ("JP Morgan") commenced a separate action in the United States District Court, Southern District of New York against Cogentrix Energy, Green Country and Cogentrix of Oklahoma arising out of a $14.0 million draw Green Country made in December 2001 on a letter of credit that JP Morgan issued on behalf of NEPCO (together with the HVB Litigation, the "Jenks LC Litigations"). This letter of credit was also issued to support certain obligations of NEPCO related to the construction of the Jenks facility. The complaint alleges that the draw was wrongful because the construction of the Jenks facility was completed substantially on time and the draw was a breach of the original NEPCO contract because it did not meet the conditions to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. The Company believes that Cogentrix Energy, Green Country and Cogentrix of Oklahoma each have meritorious defenses to these claims and intend to contest them vigorously.

          Letter of Credit Draw Litigation - Sterlington Facility - During December 2002, JP Morgan commenced an action in the United States District Court, Southern District of New York against Cogentrix Energy, Quachita Power, LLC ("Quachita Power"), an indirect, 50%-owned subsidiary of the Company, and Cogentrix Ouachita Holdings, Inc. (the Company's wholly-owned subsidiary which holds a 50% interest in Quachita Power) arising out of a $41.2 million draw in May 2002 on a letter of credit that JP Morgan issued to support certain obligations of NEPCO related to the construction of the Sterlington facility. The complaint alleges that the construction of the Sterlington facility was deliberately delayed by Quachita Power in order to draw on the letter of credit and that the draw was a breach of the original NEPCO contract because the conditions had not been met to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. The Company believes that Cogentrix Energy, Quachita Power and Cogentrix Ouachita Holdings, Inc. all have meritorious defenses to these claims and intend to contest them vigorously.

          During February 2003, Westdeutsche Landesbank Girozentrale ("WestLB") commenced an action in the United States District Court, Southern District of New York against Quachita Power arising out of Quachita Power's draw in May 2002 on a $16.2 million letter of credit that WestLB issued to support certain obligations of NEPCO related to the construction of the Sterlington facility. The complaint alleges that the draw was improper and that the contractual conditions allowing this draw to be made had not been met. On May 9, 2003, Quachita Power filed a motion to have this case referred to the United States Bankruptcy Court, Southern District of New York. The Company believes that Quachita Power has meritorious defenses to WestLB's claims and intends to contest them vigorously.

          Other Routine Litigation - In addition to the litigation described above, Cogentrix Energy experiences other routine litigation in the normal course of business. The Company does not believe that any of this routine litigation, if decided adversely to Cogentrix Energy, would have a material adverse impact on the accompanying consolidated financial position or results of operations.

7.   Comprehensive Income

          The table below presents the Company's comprehensive income for the three-month periods ended March 31, 2003 and 2002, respectively (dollars in thousands):
	Three Months Ended March 31,

	2003	2002

Net income Changes in fair value of interest rate swaps	$14,827 1,398	$13,605 2,518
Comprehensive income	$16,225	$16,123

8.   Reclassifications

          Certain amounts included in the accompanying consolidated condensed financial statements for the period ended March 31, 2002, have been reclassified from their original presentation to conform with the presentation for the period ended March 31, 2003.

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements.

          The information called for by this item is hereby incorporated herein by reference to pages 3 through 13 of this report.

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

          This section should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003.

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

Results of Operations - Three Months Ended March 31, 2003 and 2002
	Three Months Ended March 31,

	2003		2002

Operating revenues and income from unconsolidated investment in power projects	$156,178	100%	$153,942	100%
Operating costs	78,100	50	69,205	45
General, administrative and development expenses	6,928	4	15,008	10
Merger-related costs	-	-	1,120	1
Depreciation and amortization	14,247	9	14,039	9

Operating Income	$ 56,903	36%	$ 54,570	35%

Three Months Ended March 31, 2003 as Compared to Three Months Ended March 31, 2002

     Operating Revenues

          Total operating revenues and income from unconsolidated investment in power projects increased 1.5% to $156.2 million for the quarter ended March 31, 2003 as compared to $153.9 million for the quarter ended March 31, 2002 as a result of the following:
-

Electric revenue decreased approximately $19.6 million primarily as the result of the cessation of operations at the San Pedro facility due to non-payment by its power purchaser (see "Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Dominican Republic Facility") as well as a scheduled decrease in capacity payments at the Hopewell facility in accordance with the terms of its power purchase agreement. To a lesser extent the decrease was due to a decrease in the rates charged to the purchasing utility at the Roxboro and Southport facilities.

-

Lease revenue increased approximately $6.3 million as a result of the commencement of commercial operations in mid-February 2002 of the Jenks facility. The conversion services agreement for this facility provides the conversion services purchaser the right to use the facility, and as a result, the capacity payments of the Jenks facility are considered minimum lease payments and are accounted for as lease revenues.

-

Service revenue increased approximately $9.9 million as a result of an increase in the variable energy rate charged to the purchasing utilities at our Cottage Grove and Whitewater facilities which is a direct result of an overall increase in average natural gas prices for the quarter ended March 31, 2003 over the corresponding period of 2002. This increase was partially offset by a decrease in megawatt hours sold to the purchasing utilities.

-

Income from unconsolidated investment in power projects increased approximately $4.2 million primarily as a result of the commencement of commercial operations at the Sterlington facility which was under construction during the quarter ended March 31, 2002. The facility began commercial operations in August 2002.

     Operating Costs

          Total operating costs increased 12.9% to $78.1 million for the quarter ended March 31, 2003 as compared to $69.2 million for the quarter ended March 31, 2002 as a result of the following:
-

Fuel expense increased approximately $3.8 million as a result of a general increase in megawatt hours sold to the purchasing utilities at our coal-fired facilities. This increase was partially offset by a decrease in fuel costs at the San Pedro facility which did not operate during the quarter ended March 31, 2003 due to non-payment of past due invoices from its power purchaser (see "Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Dominican Republic Facility").

-

Cost of services increased approximately $5.6 million as a result of an increase in fuel expense at our Cottage Grove and Whitewater facilities, a component of cost of services, related to an increase in natural gas prices. This increase was partially offset by a decrease in megawatt hours sold to the purchasing utilities at those facilities.

     General, Administrative and Development

         General, administrative and development expense decreased 54.0% to $6.9 million for the quarter ended March 31, 2003 as compared to $15.0 million for the quarter ended March 31, 2002 as a result of the following:
-	Salary expense and related employee benefits decreased approximately $1.4 million as a result of the elimination of various positions at our corporate headquarters during 2002.
-	Incentive compensation costs decreased approximately $5.6 million as a result of not meeting certain performance targets.
-

Development and technical consulting costs have decreased approximately $1.8 million as a result of a decrease in developmental activities due to the overall decline in opportunities available in our market.

Liquidity and Capital Resources

     Consolidated Information

          The primary components of cash flows from operations for the three months ended March 31, 2003, were as follows (dollars in millions):

Net income Depreciation and amortization Deferred income taxes Equity in net income of unconsolidated affiliates Decrease in accounts receivable Increase in accrued liabilities	$ 14.8 14.2 8.9 (16.4) 9.2 13.2

          Total cash flows from operations of $55.2 million and proceeds from borrowings of $75.6 million were used primarily to (dollars in millions):

Purchase property, plant and equipment and fund project development costs and turbine deposits Repay long-term debt Fund escrow accounts	$77.0 15.0 13.7

     Parent Company Liquidity

          As of March 31, 2003, we had long-term debt (including the current portion thereof) of approximately $2.7 billion. With the exception of the $394.7 million of senior notes outstanding as of March 31, 2003, and $126.8 million in advances under the corporate credit facility as of March 31, 2003, substantially all such indebtedness is project financing debt, the majority of which is non-recourse to Cogentrix Energy (the "Parent"). Accordingly, we believe that the unconsolidated Parent company liquidity position is more important than the liquidity position of the Company and its consolidated subsidiaries as presented on a consolidated basis. As of March 31, 2003, the Parent company, Cogentrix Energy, had approximately $11.3 million of unrestricted cash (and $35.6 million as of the date of this filing) and Cogentrix Delaware Holdings, Inc., a wholly-owned subsidiary of Cogentrix Energy and guarantor of all of Cogentrix Energy's senior, unsecured debt, had no unrestricted cash. The Parent company's principal sources of liquidity are:
-	Management fees, dividends and other distributions from its project subsidiaries and project affiliates
-	Development and construction management fees from its project subsidiaries
-	Proceeds from debt financings at the Parent company level, including borrowings under its corporate credit facility
-	Proceeds from asset sales

The Parent company's principal uses of cash are:
-	Debt service on Parent company level indebtedness
-	Equity commitments to our Southaven project under construction
-	Taxes
-	Deposits on turbines
-	Parent company general, administrative and development expenses
-	Shareholder dividends and loans

          During the twelve months ended March 31, 2003, the Parent company received payments from its subsidiaries of $143.2 million related to dividends, management fees, tax payments and other fees. During the same period, the Parent company paid $37.0 million in corporate overhead and development charges and $41.1 million in interest and fees on its senior unsecured bonds and corporate credit facility.

          As of the date of this filing, the Parent company's non-contingent contractual obligations are set forth below (dollars in millions):
	Payment Due By Period

Non-Contingent Contractual Obligation	Through 12/31/03	2004-2006	Beyond 2006	Total

Senior Notes due 2004 and 2008 - principal Senior Notes due 2004 and 2008 - interest	$ - 17.1	$ 39.7 94.8	$355.0 62.1	$394.7 174.0
Corporate credit facility (excluding interest)	140.6	-	-	140.6
Construction commitments (a)	33.0	-	-	33.0
Turbine commitments	7.9	-	-	7.9
Compensation related commitments	8.6	8.7	1.0	18.3
Lease and other commitments	0.3	5.7	14.5	20.5

          As of the date of this filing, the Parent company's contingent contractual obligations are set forth below (in millions, except for number of agreements):
Contingent Contractual Obligations	Amount	Number of Agreements	Exposure Range for Each Agreement

Guarantees	$23.4	5	$0 - 9.6
Standby equity (a)	21.7	6	0 - 10.4
Supplemental equity commitments (a)	52.2	2	0 - 27.4

(a)      Secured by letters of credit issued under our corporate credit facility

          Our contingent contractual obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these contingent obligations include construction cost overruns, unpaid construction liquidated damages owed by NEPCO at our Southaven facility and guarantees supporting our project subsidiaries' obligations under certain conversion services agreements. Aside from the $2.0 million in anticipated 2003 supplemental equity commitments for anticipated cost overruns at the Southaven facility, we do not expect these letters of credit will be drawn upon to fund any material amounts under these contingent contractual obligations. However, many of the events that would result in a draw upon these letters of credit are beyond our control.

          Our management believes that cash on hand and remaining expected 2003 cash flows from our project subsidiaries and project affiliates will be adequate to meet our non-contingent contractual obligations in the table above and our other remaining 2003 operating obligations, including interest and fees related to the corporate credit facility and recurring general and administrative costs. However, this belief is based on a number of material assumptions, including, without limitation, the continuing ability of our project subsidiaries and project affiliates to pay dividends, management fees and other distributions and our ability to refinance our corporate credit facility before maturity. Additional liquidity could be provided through the sale of selected project assets (see "- Sale of Interest in Our Jenks Facility"). We cannot assure you that these sources of cash will be available when needed or that our actual cash requirements will not be greater than we anticipate.

     Corporate Credit Facility

          We have an unsecured $250 million corporate credit facility that provides for either direct borrowings or the issuance of letters of credit for our benefit to third parties that, if they become entitled to and do draw upon them, will convert into borrowings under this credit facility. At present, there are $140.6 million of borrowings and $106.9 million of letters of credit outstanding representing a total use of the commitment of $247.5 million. We posted the letters of credit primarily to secure commitments - both non-contingent and contingent - we have made to support our project subsidiary that is constructing the Southaven facility. Under the terms of the corporate credit facility, the Company is subject to certain covenants. Under the tangible net worth covenant in our corporate credit facility, at March 31, 2003, we could have experienced a reduction in the balance of shareholder's equity, prior to considering the amount of accumulated other comprehensive loss, of approximately $29.8 million and still have been in compliance with this covenant.

          The corporate credit facility matures in October 2003 at which time all outstanding obligations will become due and payable. We are currently negotiating to obtain a commitment letter for a restructured facility and have engaged two of our existing lenders to lead the restructuring process. Deteriorating market conditions for borrowers in the energy industry and concerns about the uncertainties we face and our liquidity are likely to result in higher interest costs, reduced borrowing capacity and more restrictive terms and conditions in any restructured credit facility than we have in our current credit facility. Although we believe we will be successful, we can make no assurances that we will be able to restructure the credit facility and refinance the outstanding obligations prior to the facility's maturity date in October 2003 due to these uncertainties.

          As a result of the maturity of $247.5 million in obligations outstanding under our corporate credit facility in October 2003, our independent auditors expressed a going concern uncertainty in their report on our consolidated financial statements for the year ended December 31, 2002 that triggered an event of default under our corporate credit facility. Until we cure this event of default, we will not be able to borrow any of the $2.5 million balance of commitments available or post any additional letters of credit under the credit facility. We also will not be able to make any restricted payments, a category that includes shareholder dividends and loans, or repay any of our other senior indebtedness prior to its scheduled maturity. Since this event of default occurred, the lenders have provided us with a limited waiver through May 31, 2003 that will allow us to continue to convert to borrowings, drawings under outstanding letters of credit issued to support the construction of our Southaven facility. Even though they have granted this limited waiver, we can make no assurances that the lenders to the corporate credit facility will not choose at any time to accelerate the obligations outstanding under the corporate credit facility and demand immediate payment of all obligations outstanding. In the event the lenders to the corporate credit facility accelerate the outstanding obligations, or if the corporate credit facility matures and is not repaid, this would create a cross-default under the indentures under which we issued our senior notes, and the senior note holders would have the ability to accelerate the $394.7 million of senior notes currently outstanding and demand immediate payment. We are negotiating with the lenders for an extension of the limited waiver and a forbearance of their right to accelerate the obligations outstanding under the corporate credit facility.

     Facilities Under Construction

          We currently have two electric generating facilities, Southaven and Caledonia, under construction, both of which we expect to complete during the second quarter of 2003. The construction of each facility was or is being funded under each project subsidiary's separate financing agreements and our equity contribution commitments. Our remaining Southaven equity commitments are supported by letters of credit issued under our corporate credit facility and are expected to be contributed utilizing corporate cash balances or converting the outstanding letters of credit to borrowings under the corporate credit facility. Summarized information regarding each of the facilities follows (dollars in millions):
	Caledonia, Mississippi	Southaven, Mississippi

Ownership Percentage	100%	100%
Financial Close Date	July 2001	May 2001

Project Funding: Total Project Financing Commitment Project Equity Commitment Supplemental Equity Commitments (a)	$500.0 55.6 -	$393.5 112.8 52.2
Cogentrix Project Equity Commitment: Project equity contributions through May 15, 2003 Anticipated 2003 Firm Project Equity Contributions Anticipated 2003 Supplemental Equity Contributions (a)	$ 55.6 - -	$ 79.8 33.0 2.0

(a)

In the event the cost to construct the Southaven facility exceeds the original estimated cost, we will be required to contribute additional funds up to $16.4 million of the $52.2 million in Supplemental Equity Commitments. Based on our estimates and the estimates provided to us by the contractors building the project, we believe that the actual cost to complete the Southaven facility will be up to approximately $2.0 million greater than the original estimated cost. The remaining supplemental equity commitments were provided to secure payment of unpaid liquidated damages owed by NEPCO, if any, on the project. Although we currently do not expect to incur unpaid liquidated damages, we cannot assure you we will not.

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

     Equipment Commitments

          We currently have commitments with turbine and other equipment suppliers to purchase a set of three combustion/steam turbines and heat recovery steam generators. We have made cumulative payments of $165.3 million with remaining payments of $7.9 million due on the turbines over the remainder of 2003. We are currently storing the turbine engines and partially completed generators and most of the accessories related to this equipment.

     Project Level Defaults

          Cogentrix Energy's project subsidiaries which own the Southaven, Caledonia and Dominican Republic facilities are in default of their senior project debt aggregating $987.2 million as of March 31, 2003. As a result, this project debt is callable and classified as a current liability in our consolidated financial statements as of March 31, 2003. In addition, Cogentrix Energy's project affiliate which owns the Sterlington facility is in default of its project debt. The Sterlington facility is accounted for under the equity method and accordingly, the facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated project affiliates in our consolidated financial statements. The debt for these four facilities is non-recourse to Cogentrix Energy and, therefore, the lenders to these projects cannot look to Cogentrix Energy or any other project subsidiary or affiliate for the repayment of these obligations and can only look to the applicable project assets of these project subsidiaries (book value of approximately $1.3 billion as of March 31, 2003 for our Southaven, Caledonia and Dominican Republic facilities) to satisfy these obligations. While these lenders do not have direct recourse to Cogentrix Energy, these defaults by our project subsidiaries and project affiliates can still have important consequences for our results of operations and liquidity, including, without limitation,

1)	reducing Cogentrix Energy's cash flows since these four projects will be prohibited from distributing cash to Cogentrix Energy or our partners during the pendency of any default; and
2)

causing Cogentrix Energy to record a loss in the event the lenders foreclose on the assets of any of these four projects (see additional discussion regarding our Caledonia facility at "-Cash Flow from Our Project Subsidiaries and Project Affiliates - Caledonia and Southaven Facility Defaults").

     Sale of Interest in Our Jenks Facility

          On April 11, 2003, Cogentrix of Oklahoma, Inc. ("Cogentrix of Oklahoma"), our wholly-owned subsidiary and sole member of Green Country Energy, LLC ("Green Country"), owner of the Jenks facility, entered into a purchase agreement whereby Cogentrix of Oklahoma will sell a 100% membership interest in Green Country to an indirect subsidiary of General Electric Capital Corporation ("GECC") (the "Purchase Agreement"). Green Country owns our 810-megawatt, combined-cycle, natural gas-fired electric generating facility near the city of Jenks, Oklahoma. In exchange for the membership interest, we will receive at closing a 10% interest in the GECC subsidiary purchaser and a base purchase price of $97.0 million. The base purchase price is subject to upward or downward adjustment for certain matters as defined in the Purchase Agreement with the final purchase price not exceeding $112.0 million. Approximately $28.0 million of the proceeds received by us will be pledged as a restricted escrow account to reimburse Green Country in the event certain funds held by Green Country are insufficient to satisfy potential obligations related to the letter of credit draw litigation (see "- Legal Proceedings - Letter of Credit Draw Litigation - Jenks, Oklahoma Facility"). The net proceeds from this sale transaction may be used to repay outstanding borrowings under the corporate credit facility or for general corporate purposes. We will continue to operate and manage the Jenks facility after the close of this sale transaction.

          Under the terms of the Purchase Agreement, Cogentrix of Oklahoma has also agreed to indemnify GECC for certain contingent losses or payments which Green Country may become obligated to pay. The primary indemnities relate to potential losses incurred as a result of the letter of credit draw litigation and City of Jenks claims (see "- Legal Proceedings - Claims Asserted by City of Jenks against Our Jenks, Oklahoma Facility and - Letter of Credit Draw Litigation - Jenks, Oklahoma Facility"), representations related to tax qualification of certain of the facility's property, and failure of one of our project subsidiaries to provide certain spare parts and related services to Green Country. Cogentrix Energy has guaranteed certain of these indemnities. The Purchase Agreement is subject to meeting certain conditions including, but not limited to, obtaining certain consents and approvals and closing the refinancing of Green Country's existing credit facility. ' We have reached an agreement with a group of investors that includes the principal terms and conditions on which they would refinance Green Country's existing credit facility. We must negotiate a definitive agreement with them, however, and satisfy a number of conditions to closing before we will be able to complete this refinancing. We cannot provide any assurances that we will be able to satisfy those conditions and complete this refinancing, which is a condition to closing the Green Country sale transaction. We expect to close the refinancing and sale transaction during May 2003.

Cash Flow from Our Project Subsidiaries and Project Affiliates

          The ability of our project subsidiaries and project affiliates to pay management fees, dividends and distributions periodically to Cogentrix Energy is subject to limitations imposed by various financing documents. These limitations generally require that (1) debt service payments are current; (2) historical and projected debt service coverage ratios are met; (3) all debt service and other reserve accounts are funded at required levels; and (4) there are no defaults or events of default under the relevant financing documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project affiliate. Events of default and other circumstances currently exist at certain project subsidiaries or project affiliates that are in some cases eliminating or blocking the payment of management fees, dividends and distributions to Cogentrix Energy. In addition, certain facilities achieving commercial operations and the termination and modification of certain other facilities' power sales agreements have changed the source of where Cogentrix Energy expects to receive management fees, dividends and distributions in the future. Certain of these circumstances are described in detail below.

     Caledonia and Southaven Facility Defaults

          The Caledonia and Southaven facilities are currently under construction and are scheduled to be completed during the second quarter of 2003. Our project subsidiaries are currently in default of their non-recourse project loan agreements as a result of NEG, the guarantor of the conversion services agreement at our Caledonia and Southaven facilities, being downgraded during August 2002 below investment grade creating an event of default under our conversion services agreements by our purchaser, PG&E Energy Trading-Power, L.P. ("PGET"). The project lenders are not obligated to continue funding construction draws and have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets. Until the event of default under the project loan agreements are cured and we convert the Southaven construction loan to a term loan, our project subsidiaries will be unable to make any distributions to Cogentrix Energy. These projects could remain in default for an extended period of time until we can provide a replacement conversion services or power purchaser or refinance the project loan agreements. However, there can be no assurances that we will be able to enter into a replacement conversion services or power purchaser or refinance the project loan agreements. As a result of these events of default, these facilities' non-recourse project debt is callable and has been classified as a current liability in our consolidated financial statements as of March 31, 2003. The project lender to each of these facilities is able to satisfy this obligation with the applicable project's assets only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation. As a result of the Caledonia and Southaven debt being in default and callable, the projects' independent auditors expressed or are expected to express a going concern uncertainty in each project's financial statements for the year ended December 31, 2002 that triggered or will trigger additional events of default under their non-recourse loan agreements during the second quarter of 2003.

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

          On March 5, 2003, the Circuit Court ruled that PGET was required to comply with the arbitration provisions of the conversion services agreements. The court further ordered that PGET and the project subsidiaries continue to perform their obligations under the conversion services agreements during the pendency of the disputes and the arbitration proceedings. On March 7, 2003, PGET filed an emergency motion to stay the court's ruling, which compels performance pending their appeal of the Circuit Court ruling in the Court of Special Appeals of Maryland. This motion was denied on March 11, 2003. In April 2003, the Court of Special Appeals of Maryland by its own motion removed PGET's appeal of the lower court ruling to the Court of Appeals of Maryland. The notice for argument of PGET's appeal of the lower court ruling is expected to be heard before the Court of Appeals of Maryland on June 10, 2003. On March 24, 2003, PGET issued a Demand for Arbitration to resolve the disputes. In accordance with the terms of the conversion services agreements, three arbitrators are to be designated to resolve these disputes. The American Arbitration Association is currently in the process of confirming the designated arbitrators. PGET and our project subsidiaries are currently performing their obligations under the conversion services agreements. In the event arbitration is unsuccessful and the conversion services agreements are terminated, our project subsidiaries may be required to purchase the test gas and sell test energy. The termination of the conversion services agreements would create additional events of default under the applicable non-recourse loan agreements.

          Under the terms of their respective conversion services agreements, upon commencing commercial operations, each of our Southaven and Caledonia project subsidiaries are required to provide $50.0 million of credit support to support its obligations under their respective conversion services agreements. Each project subsidiary's non-recourse loan agreement provides for the issuance of letters of credit to support these obligations. However, while these events of default exist, the project lenders are not obligated to issue these letters of credit. Failure of our project subsidiaries to post this credit support may be claimed to be an event of default by our project subsidiaries under the conversion services agreement and such event of default under the conversion services agreement would trigger an additional event of default under the non-recourse loan agreement.

          In the event the conversion services agreements at these facilities are terminated or our conversion services purchaser is unable to meet its obligations to us, we may be required to operate these facilities as merchant electric generating facilities. Operating these facilities as merchant electric generating facilities would add additional risks including commodity risk exposure with changing commodity prices for the natural gas we utilize as fuel and fluctuating prices for the electricity we would be selling in the open market. In addition, we would be subject to additional costs, risks and requirements to post additional credit support in conjunction with obtaining short to intermediate term contracts to sell our power, to procure fuel supply and transportation agreements and obtain electrical transmission arrangements.

          During April 2003, the Company commenced negotiations with the lender to the Caledonia facility to restructure the non-recourse loan agreement which could involve the transfer of our ownership interest in the Caledonia facility to the project lender in exchange for the project lender assuming all obligations of the Caledonia project including long-term debt. In the event this occurs, the Company would realize a loss of approximately $39.0 million related to its net investment in the Caledonia project.

     Sterlington Facility

          Our project affiliate is currently in default under its non-recourse project loan agreements as a result of the credit ratings of Dynegy, the guarantor of the conversion services agreement at our Sterlington facility, being downgraded during July 2002 below investment grade creating a purchaser event of default under our conversion services agreement. During October 2002, our Sterlington project subsidiary and the project lenders amended the non-recourse loan agreement to require all excess cash generated by the facility to be utilized to repay the outstanding borrowings on a quarterly basis during the remaining term of the Sterlington facility's loan agreement (through August 2007). Management does not expect to receive distributions from this project affiliate until the non-recourse project debt can be refinanced. Until then the project lenders continue to have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. The Company accounts for this project using the equity method of accounting, and this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's investment in this project was approximately $7.2 million as of March 31, 2003. As a result of the Sterlington debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in the Sterlington financial statements for the year ended December 31, 2002 that triggered an additional event of default under the Sterlington non-recourse loan agreement during April 2003.

     Dominican Republic Facility

          Our project subsidiary that owns our Dominican Republic facility has notified the power purchaser, Corporación Dominicana de Electricidad ("CDE"), on several occasions since the facility achieved commercial operations in March 2002 of events of default under the power purchase agreement based on CDE's failure to pay amounts due for the sale of capacity and electricity (collectively, the "Payment Defaults"). As of the date of this filing, Payment Defaults existed relating to the September 2002 through March 2003 invoices totaling approximately $34.0 million. We have notified the State of the Dominican Republic ("SDR"), the guarantor of CDE's payment obligations, of defaults under the project subsidiary's implementation agreement with the SDR related to a portion of these amounts overdue by CDE. As a result of these Payment Defaults and SDR's failure to honor its guarantee of CDE's obligation to make these payments to us, our project subsidiary has exercised its right under the power purchase agreement to suspend operation of the facility pending cure of these Payment Defaults. The Payment Defaults and the SDR Defaults and our inability to convert the construction loans to term loans by March 28, 2003 as a result of these Payment Defaults and SDR Defaults created events of default under our project subsidiary's non-recourse loan agreement and the lenders currently have the right to exercise all remedies available to them including foreclosing upon and taking possession of all project assets. As a result of these events of default, this non-recourse project debt is currently callable and has been classified as a current liability in our consolidated financial statements as of March 31, 2003. As a result of the Dominican Republic debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in the Dominican Republic financial statements for the year ended December 31, 2002 that triggered an additional event of default under the Dominican Republic non-recourse loan agreement during April 2003. The project lender to this facility is able to satisfy this obligation with the Dominican Republic facility's project assets only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy their debt. Until the event of default under the project loan agreement is cured and as long as the borrowings remain construction loans, our project subsidiary will be unable to make distributions to Cogentrix Energy or our partner. Continued slow payment by CDE and the SDR in the future may increase our project subsidiary's working capital needs and delay distributions to Cogentrix Energy or our partner. We will continue to attempt to collect amounts past due from CDE or the SDR and will continue to exercise all of the rights and remedies we have available to us under the power purchase agreement, the implementation agreement and the SDR guarantee, including terminating the power purchase agreement. The termination of this agreement by our project subsidiary would require a termination payment by CDE or the SDR equal to the outstanding amounts due plus the present value of future capacity payments and other termination costs as defined in the power purchase agreement. Because the obligation is unsecured, we cannot give any assurances that we will be able to collect the termination payment from CDE or the SDR.

     Cogentrix Eastern America

          Our intermediate, wholly-owned subsidiary, Cogentrix Eastern America, Inc. ("Eastern America"), which was formed to hold interests in electric generating facilities acquired in 1998 and 1999, has a credit facility with a financial institution consisting of a term loan with principal payments due quarterly through the final maturity date of September 30, 2005. The total outstanding borrowings at March 31, 2003 were $57.5 million. The Eastern America credit facility is secured by, among other things, a pledge of the Eastern America capital stock and the capital stock of the project subsidiaries that hold the Company's investment in our Northampton and Logan projects as well as the dividends, distributions and other payments made to us by the Northampton, Logan, Indiantown and Carneys Point projects. The credit agreement requires Eastern America to continue to accumulate in escrow, the distributions received from these four project affiliates (collectively, the "Significant Affiliates") until the amounts accumulated in escrow reach $6.0 million. At June 30, 2003, if certain conditions exist at certain of the Significant Affiliates which prevent those Significant Affiliates from making distributions to Eastern America (the "Eastern America Distribution Restrictions"), the entire amount held in escrow and, as long as any such conditions exist, any future distributions from those Significant Affiliates will be used to prepay debt at the next quarterly distribution date. If at June 30, 2003, these conditions do not exist and the Significant Affiliates are able to make distributions to Eastern America, $3.0 million of the funds in escrow will be utilized to prepay outstanding borrowings with the remaining amount in escrow distributed to Eastern America and ultimately to Cogentrix Energy. In addition, if an event of default occurs under the project loan agreements for certain of Eastern America's project affiliates, a corresponding event of default would be triggered under the Eastern America credit agreement.

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

          The Indiantown facility also has posted a letter of credit in the amount of approximately $30.0 million, which together with cash in the debt service reserve account, represents the required debt service reserve. The bank that issued this letter of credit has notified the Indiantown facility of its intention not to extend the term of this letter of credit, which is due to expire in November 2005. As a result, unless a replacement letter of credit provider is obtained, the Indiantown facility will be prohibited from making distributions to Eastern America (and ultimately, to Cogentrix Energy) until the Indiantown facility has fully funded the debt service reserve account. The remaining balance to be funded into this reserve account is approximately $29.0 million.

          The Company's management believes that the Indiantown facility will be able to enter into arrangements to obtain all of these letters of credit from replacement letter of credit providers. There can be no assurances, however, that the Indiantown facility will be able to obtain such replacement letters of credit. The failure to obtain such replacement letters of credit would constitute one of the Eastern America Distribution Restrictions.

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

          Most of our facilities that recently achieved commercial operations or are currently under construction have conversion services arrangements in place to minimize the impact of fluctuating fuel prices. Under these conversion services arrangements, each conversion services purchaser is typically obligated to supply and pay for fuel necessary to generate the electrical output expected to be dispatched by the conversion services purchaser. See additional discussion regarding our conversion services agreements at our Southaven and Caledonia facilities at "Cash Flow From our Project Subsidiaries and Project Affiliates - Caledonia and Southaven Facility Defaults."

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

     Interest Rate Sensitivity

          We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of March 31, 2003, there have been no significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

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

     Claims Asserted by City of Jenks against our Jenks, Oklahoma Facility

          In October 2002, the City of Jenks, Oklahoma filed a petition in the District Court for Tulsa County, State of Oklahoma against our indirect, wholly-owned subsidiary, Green Country Energy, LLC ("Green Country"), which owns our Jenks facility. The petition also names as defendants the counterparty under the conversion services agreement for this facility, Exelon Generation Company, LLC ("Exelon"), and a third party that transports natural gas on behalf of Exelon. The City of Jenks claims that Green Country is liable for failure to pay an annual gross receipts tax of 2% on sales of electricity and that Green Country and the other defendants are also liable to the City of Jenks for failure to pay a pipeline capacity permit fee of 3% of the purchase price of natural gas transported to the Jenks facility. Our project subsidiary's position is that it does not "sell" electricity to Exelon, and, even if the conversion services agreement is construed as a "sale" of electricity, the sale is wholesale in interstate commerce and not a sale to a residential or commercial user. In regard to the pipeline capacity permit fee, the defendants have asserted that the pipelines are not located within the city's rights of way and, therefore, are not subject to the fee. If it were to be determined that the pipeline capacity permit fee is applicable, the calculation of the amount due to the City of Jenks would be problematic as the calculation is based upon the purchase price of gas, and Green Country does not purchase gas from Exelon. Although we believe that our project subsidiary has meritorious defenses to these claims, a settlement agreement has been executed which provides for a one-time lump sum payment of $3.0 million, payable only upon closing of the Green Country refinancing and sale transaction (see "Liquidity and Capital Resources - Sale of Interest in Our Jenks Facility") by Green Country to the City of Jenks which would satisfy all claims asserted against Green Country.

          Letter of Credit Draw Litigation - Jenks, Oklahoma Facility

          To support the obligations of National Energy Production Company ("NEPCO"), the contractor initially engaged to construct our Jenks facility, Bayerische Hypo-und Vereinsbank AG ("HVB") issued a $39.0 million letter of credit for our benefit related to the construction of the Jenks facility. During February 2001, HVB sold and transferred, without recourse, an undivided 100% interest in this letter of credit to Banca Nazionale del Larvaro SPA ("BNL") under a participation agreement executed by HVB and BNL. Our project subsidiary drew this $39.0 million letter of credit in December 2001, after NEPCO failed to meet certain obligations under the construction contract. When HBV requested reimbursement for the amount drawn from BNL pursuant to the participation agreement, BNL refused to pay. In response, HBV filed an action in the Supreme Court of the State of New York in December 2001, against BNL for reimbursement of the $39.0 million plus costs and attorneys fees for breach of the participation agreement. In February 2002, BNL filed a third-party complaint against Green Country, Cogentrix Energy, NEPCO and Green Country's administrative agent for its outstanding indebtedness seeking recovery from each of them of the $39.0 million, plus interest, attorneys' fees and other unspecified damages. The case was removed to the United States Bankruptcy Court, Southern District of New York, in July 2002. We believe that Cogentrix Energy and Green Country each have meritorious defenses to these claims and intend to contest them vigorously.

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

     Letter of Credit Draw Litigation - Sterlington Facility

          During December 2002, JP Morgan commenced an action in the United States District Court, Southern District of New York against Cogentrix Energy, Quachita Power, LLC ("Quachita"), our indirect, 50%-owned project affiliate which owns our Sterlington facility, and Cogentrix Ouachita Holdings, Inc. arising out of a $41.2 million draw in May 2002 on a letter of credit that JP Morgan issued to support certain obligations of NEPCO related to the construction of the Sterlington facility. The complaint alleges that the construction of the Sterlington facility was deliberately delayed by Quachita in order to draw on the letter of credit and that the draw was a breach of the original NEPCO contract because the conditions had not been met to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. We believe that Cogentrix Energy, Quachita and Cogentrix Ouachita Holdings, Inc. all have meritorious defenses to these claims and intend to contest them vigorously.

          During February 2003, Westdeutsche Landesbank Girozentrale ("WestLB") commenced an action in the United States District Court, Southern District of New York against Quachita arising out of Quachita's draw in May 2002 on a $16.2 million letter of credit that WestLB issued to support certain obligations of NEPCO related to the construction of the Sterlington facility. The complaint alleges that the draw was improper and that the contractual conditions allowing this draw to be made had not been met. On May 9, 2003, Quachita filed a motion to have this case referred to the United States Bankruptcy Court, Southern District of New York. We believe that Quachita has meritorious defenses to WestLB's claims and intend to contest them vigorously.

     Other Routine Litigation

          In addition to the litigation described above, we experience other routine litigation in the normal course of business. We do not believe that any of this routine litigation, if decided adversely to us, would have a material adverse impact on our consolidated financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Cogentrix Energy, Inc. (3.1) [1]
3.2	Amended and Restated Bylaws of Cogentrix Energy, Inc., as amended. (3.2) [5]
4.1	Indenture, dated as of March 15, 1994, between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note (4.1) [2]
4.2	Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note (4.2) [3]
4.3	First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.3) [3]
4.4	Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) [4]

(b)  Reports on Form 8-K

       One report on Form 8-K was filed during the quarter covered by this report.

Current report on Form 8-K, dated March 5, 2003, regarding the termination and related litigation of two conversion services agreements.
_______________________
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
May 15, 2003	COGENTRIX ENERGY, INC. (Registrant) /s/ Thomas F. Schwartz Thomas F. Schwartz Group Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

Date: May 15, 2003 /s/ David J. Lewis David J. Lewis Chief Executive Officer

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

Date: May 15, 2003 /s/ Thomas F. Schwartz Thomas F. Schwartz Chief Financial Officer