Form 10-Q
period 2003-06-30
COGENTRIX ENERGY INC
filed 2003-08-19
CIK 917711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2003

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
☒ Yes       ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act).
☐  Yes       ☒  No

Number of shares of Common Stock, no par value, outstanding at August 14, 2003:  282,000

COGENTRIX ENERGY, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(Dollars in thousands)
(Unaudited)
	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 125,441	$ 71,158
Restricted cash	48,056	58,566
Accounts receivable	80,731	111,325
Inventories	31,445	32,392
Assets of discontinued operations (Note 3)	476,770	-
Other current assets	7,541	8,558
Total current assets	769,984	281,999
NET INVESTMENT IN LEASES	494,140	496,496
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $357,825 and $352,189, respectively	1,137,647	1,054,208
LAND AND IMPROVEMENTS	12,119	15,096
CONSTRUCTION IN PROGRESS	-	839,075
DEFERRED FINANCING COSTS,
net of accumulated amortization of $38,672 and $44,163, respectively	45,681	50,550
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	361,382	345,067
TURBINES AND OTHER EQUIPMENT	137,958	130,053
OTHER ASSETS	65,342	71,927
	$ 3,024,253	$ 3,284,471
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 189,862	$ 139,472
Non-recourse project financing debt in default, currently callable (Note 5)	546,925	948,922
Accounts payable	35,023	35,517
Accrued compensation	11,773	11,135
Accrued interest payable	9,775	10,521
Accrued construction costs	-	58,186
Liabilities of discontinued operations (Note 3)	479,369	-
Other accrued liabilities	53,508	14,546
Total current liabilities	1,326,235	1,218,299
LONG-TERM DEBT	1,129,061	1,536,750
DEFERRED INCOME TAXES	164,185	149,805
MINORITY INTERESTS	128,152	130,693
OTHER LONG-TERM LIABILITIES	27,381	29,592
	2,775,014	3,065,139
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value, 300,000 shares authorized;
282,000 shares issued and outstanding	130	130
Notes receivable from shareholders	(7,406)	(7,627)
Accumulated other comprehensive loss	(15,287)	(17,220)
Accumulated earnings	271,802	244,049
	249,239	219,332
	$ 3,024,253	$ 3,284,471

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated financial statements.

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2003 and 2002 (Unaudited)
(Dollars in thousands, except share and earnings per common share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

OPERATING REVENUES:
Electric	$ 65,624	$ 97,484	$ 138,546	$ 189,989
Steam	8,029	7,569	16,406	16,143
Lease	27,126	30,661	57,594	54,841
Service	15,335	12,668	38,142	25,536
Other	6,355	3,828	11,602	7,519
	122,469	152,210	262,290	294,028
Income from unconsolidated investment in power projects	8,982	5,162	25,339	17,286
Gain on sale of project interest, net of transaction costs	58,849	-	58,849	-

OPERATING EXPENSES:
Fuel	32,139	39,231	69,112	72,411
Cost of service	14,617	12,152	35,426	27,325
Operations and maintenance	26,163	28,454	45,940	49,237
General, administrative and development expenses	7,126	20,214	14,054	35,221
Merger-related costs	-	8,056	-	9,176
Depreciation and amortization	15,079	19,504	29,303	33,541
	95,124	127,611	193,835	226,911
Operating income	95,176	29,761	152,643	84,403

OTHER INCOME (EXPENSE):
Interest expense	(31,795)	(30,003)	(62,314)	(59,015)
Investment income and other, net	1,013	706	2,792	1,749

Income before minority interests in income, benefit (provision) for income taxes, discontinued operations and cumulative effect of changes in accounting principle	64,394	464	93,121	27,137
Minority interest in income	(1,887)	(3,369)	(3,837)	(7,742)
Income (loss) before benefit (provision) for income taxes, discontinued operations and cumulative effect of changes in accounting principle	62,507	(2,905)	89,284	19,395
Benefit (provision) for income taxes	(24,199)	1,128	(34,754)	(7,524)
Income (loss) before discontinued operations and cumulative effect of changes in accounting principle Discontinued operations, net of tax benefit (Note 3)	38,308 (25,382)	(1,777) (46)	54,530 (25,739)	11,871 (90)
Cumulative effect of changes in accounting principle, net of benefit (provision) for income taxes	-	596	(1,038)	596
NET INCOME (LOSS)	$ 12,926	$ (1,227)	$ 27,753	$ 12,377

EARNINGS (LOSS) PER COMMON SHARE: Income (loss) before discontinued operations and cumulative effect of accounting changes	$ 135.84	$ (6.30)	$ 193.36	$ 42.10
Discontinued operations Cumulative effect of changes in accounting principle	(90.00) -	(0.16) 2.11	(91.27) (3.68)	(0.32) 2.11
Net income (loss) Dividends declared per common share	$ 45.84 $ -	$ (4.35) $ -	$ 98.41 $ -	$ 43.89 $ 47.84
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	282,000	282,000	282,000	282,000

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated financial statements.
COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002 (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 27,753	$ 12,377
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Gain on sale of project interest	(58,849)	-
Loss on disposal of facility	23,491	-
Cumulative effect of accounting changes	1,038	(596)
Gain on early extinguishment of debt	(1,288)	-
Depreciation and amortization	29,303	33,541
Deferred income taxes	28,634	6,441
Minority interests in income of joint venture	3,837	7,742
Equity in net income of unconsolidated affiliates	(25,339)	(16,473)
Dividends received from unconsolidated affiliates	10,662	11,261
Minimum lease payments received	67,325	49,346
Amortization of unearned lease income	(57,594)	(54,841)
(Increase) decrease in accounts receivable	25,537	(52,668)
(Increase) decrease in inventories	(900)	4,777
Increase (decrease) in accounts payable	41	(7,579)
Increase (decrease) in accrued liabilities	38,287	(14,402)
Increase (decrease) in other, net	(19,592)	4,006
Net cash flows provided by (used in) operating activities	92,346	(17,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(1,706)	(25,062)
Proceeds from sale of project interest, net of litigation reserve and transaction costs	80,086	-
Investments in unconsolidated affiliate	(8,442)	-
Construction in progress, project development costs and turbine additions	(162,835)	(308,589)
Decrease in restricted cash	1,736	61,440
Net cash flows used in investing activities	(91,161)	(272,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term debt	139,319	273,770
Repayments of notes payable and long-term debt	(78,103)	(44,685)
Dividends paid to, net of investments from, minority interests	(6,244)	(2,351)
Increase in deferred financing costs	(2,095)	-
Shareholder notes receivable payments (borrowings)	221	(2,087)
Common stock dividends paid	-	(13,491)
Net cash flows provided by financing activities	53,098	211,156

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,283	(78,123)

CASH AND CASH EQUIVALENTS, beginning of period	71,158	170,656

CASH AND CASH EQUIVALENTS, end of period	$ 125,441	$ 92,533

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

          Information presented as of June 30, 2003 and for the three months and six months ended June 30, 2003 and 2002 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

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

          The accompanying unaudited consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, as a result of the maturity of the outstanding obligations ($187.1 million as of June 30, 2003) under Cogentrix Energy's Corporate Credit Facility (see Note 5) on October 29, 2003, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Management of the Company intends to refinance these obligations and is currently negotiating the terms of a restructured facility. However, there are no assurances that this restructuring can be accomplished. As a result of the maturity of the outstanding obligations under Cogentrix Energy's Corporate Credit Facility on October 29, 2003, the Company's independent auditors expressed a going concern uncertainty in their report on the Company's consolidated financial statements for the year ended December 31, 2002, which triggered an event of default under the Corporate Credit Facility. Cogentrix Energy has a forbearance agreement in effect with the lenders to the Corporate Credit Facility pursuant to which the lenders have agreed to forbear through August 31, 2003 from terminating their commitments or accelerating the outstanding obligations and demanding payment. Additionally, the lenders have agreed to allow Cogentrix Energy to continue to convert to borrowings, drawings under outstanding letters of credit issued under the Corporate Credit Facility during this forbearance period. However, we are unable to make any restricted payments, a category that includes shareholders dividends and loans to Cogentrix Energy shareholders or repay any other senior debt prior to its scheduled maturity. If the lenders to the Corporate Credit Facility accelerate the outstanding obligations subsequent to the August 31, 2003 forbearance expiration, or if the Corporate Credit Facility matures and is not paid, a cross-default under the Cogentrix Energy's senior unsecured notes due 2004 and 2008 would be created, and the senior note holders would have the ability to accelerate the $394.7 million of senior notes outstanding as of June 30, 2003 and demand immediate payment.

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

          The Company's Southaven, Caledonia and Dominican Republic facilities are in default of their senior, non-recourse project debt aggregating $1.0 billion as of June 30, 2003 as a result of the factors described in Note 5. As a result, these facilities' non-recourse project debt is callable and has been classified as a component of current liabilities in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2002. See Note 3 for additional discussion regarding the Caledonia facility. The project lenders are not obligated to continue funding draws and have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets. Until the events of default under the applicable project loan agreements are cured, our project subsidiaries will be unable to make any distributions to Cogentrix Energy or the Company's partners. These projects could remain in default for an extended period of time until the events of default are waived by the lenders, the project loan agreements are refinanced or a replacement conversion services or power purchase agreement is provided. However, there can be no assurances that the Company will be able to enter into a replacement conversion services or power purchase agreement, to refinance the project loan agreements or that the lenders will waive the events of default. The project lender to each of these facilities is able to satisfy this obligation with the applicable project's assets only (total assets of approximately $1.3 billion as of June 30, 2003) and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation. While these lenders do not have direct recourse to Cogentrix Energy, these defaults may still have important consequences for our results of operations and liquidity, including, without limitation:
-	reducing Cogentrix Energy's cash flows since these projects will be prohibited from distributing cash to Cogentrix Energy or the Company's partners during the pendency of any default; and
-

causing the Company to record a loss in the event the lenders foreclose on the assets at the Southaven or Dominican Republic facilities (see Note 3 for additional discussion regarding the Caledonia facility).

2.   Newly Adopted Accounting Pronouncements

          On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to legal obligations to retire and remove assets used in their business. The Company identified obligations to remove or dismantle certain facilities under the terms of these facilities' land leases or, in the case of one facility, under a development agreement. The Company developed cost estimates representing the future cost to dismantle and remove these facilities at the end of the respective lease term or useful life. The future cost to dismantle and remove these facilities has been discounted to its present value, and the related asset and liability have been recorded on the balance sheet as of January 1, 2003. The asset will be depreciated over the life of the asset and the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. As of January 1, 2003, the Company recorded an expense of $1.0 million, net of tax, related to these obligations as a cumulative effect of a change in accounting principle in the accompanying consolidated condensed financial statements. This amount represents the cumulative accretion expense and depreciation expense which would have been recorded had the accounting pronouncement been applied since the retirement obligation was created. The proforma effect of this change in accounting principle was not significant to the prior periods presented.

          The following table represents the details of the Company's asset retirement obligations which are included in other long-term liabilities in the accompanying consolidated balance sheets (dollars in thousands):
Balance, December 31, 2002 Liabilities recorded at adoption Liabilities settled Additional liabilities incurred Accretion Other Cash flow revisions Balance, June 30, 2003	$ - 1,670 - 1 69 (3) - $1,737

          On January 1, 2003, the Company adopted SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. During the first quarter of 2003, the Company recognized a gain of approximately $1.3 million related to the repurchase of approximately $5.9 million Cogentrix Energy's senior unsecured notes due 2004. In accordance with SFAS No. 145, this gain is included in other income in the accompanying condensed consolidated financial statements. In addition, SFAS No. 145 rescinds SFAS No. 4 and the related required classification gains and losses from extinguishment of debt as extraordinary items under certain circumstances. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions related to SFAS No. 13 are applicable for transactions occurring after May 15, 2002.

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

          In December 2002, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003 and this adoption did not have a material impact on the Company's consolidated condensed financial statements.

3.   Impairment of Long-Lived Assets

          Turbines and Other Equipment - The Company has entered into commitments with a turbine supplier and a heat recovery steam generator ("HRSG") supplier to purchase three sets of turbines and HRSGs with an original intent of placing this equipment in a new electric generating facility. During 2002, management of the Company reassessed the utilization of this equipment and currently intends to place two of three turbine and HRSG sets in the expansion of one of the Company's existing facilities. The Company has prepared a cash flow model for this expansion project, including the costs to place this equipment in service, and has concluded that the undiscounted cash flows from this expanded facility will be adequate to recover the carrying value of two sets of turbines and HRSGs, including the capital cost to place this equipment in service. Accordingly, under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the carrying value of these two sets of turbines and HRSGs are deemed to be recoverable, and no impairment charge is warranted. A third turbine and HRSG set was written down to fair market value during the fourth quarter of 2002 due to the uncertainty regarding placement into a new or existing project. The value of this third turbine and partially completed HRSG set continues to approximate fair value and no additional impairment charge is warranted as of June 30, 2003. As of June 30, 2003, the revised net book value of the three sets of turbines and HRSGs was $138.0 million. The Company expects to make additional progress payments on the turbines of $7.9 million during 2003 which will be capitalized into the remaining two unimpaired sets of turbines. Although the Company is attempting to place the two turbine and HRSG sets in the expansion of one of the Company's existing projects or a new development project, the Company cannot provide any assurances that we will be able to place this equipment. In the event the Company is unsuccessful, the carrying value of this equipment may be further impaired and consequently the Company's results of operations would be adversely affected.

          Southaven Facility - The Company's project subsidiary which owns the Southaven facility is currently in default of its project loan agreement as a result of the earlier downgrade of the credit rating of PG&E National Energy Group, Inc. ("NEG") and the guarantor of the facility's then existing conversion services purchaser, PG&E Energy Trading-Power, L.P. ("PGET") as discussed in Note 5. During July 2003, NEG and certain of its subsidiaries, including PGET, voluntarily filed for protection from their creditors under Chapter 11 of the United States Bankruptcy Code (the "NEG Bankruptcy). On August 4, 2003, the bankruptcy court approved the rejection of the Southaven conversion services agreement by PGET as an executory contract.

          The Company's project subsidiary began operating this facility as a merchant plant during July 2003 under an agreement with a third party whereby the third party will manage and provide power marketing, fuel procurement and related services for the Southaven facility. The Company has prepared a merchant cash flow model for the facility and has concluded as of June 30, 2003 that the undiscounted cash flows from the facility will be adequate to recover the carrying value of its long-lived assets. Accordingly, under the provisions of SFAS No. 144, the carrying value of the long-lived assets is deemed to be recoverable, and no impairment charge is warranted as of June 30, 2003. However, the Company cannot provide any assurances that the actual cash flows from merchant plant operation will be adequate to recover the carrying value of the facility's long-lived assets. In the event the Company is unsuccessful, the carrying value of these long-lived assets may become impaired and consequently the Company's results of operations would be adversely affected. In addition, these long-lived assets may become impaired as a result of certain conditions discussed in Note 5.

          Caledonia Facility - The Company's project subsidiary which owns the Caledonia facility is currently in default of its project loan agreement as a result of the earlier downgrade of the credit rating of NEG and the guarantor of the facility's then existing conversion services purchaser, PGET as discussed in Note 5. The Company entered into an agreement in May 2003 with the lender to the Caledonia facility which will involve the transfer of its ownership interest in the Caledonia facility to the project lender in exchange for the project lender assuming all obligations of the Caledonia project, including long-term debt, and releasing the Company from all additional security obligations under the project loan agreement. This transaction is anticipated to close prior to December 31, 2003. A wholly-owned subsidiary of the Company will continue to operate and manage the Caledonia facility subsequent to the ownership transfer. The Company's subsidiary and the project lender each has the ability to terminate the operations and maintenance agreement with 90 and 30 days notice, respectively. Accordingly, under the provisions of SFAS No. 144, the Caledonia facility was classified as assets of discontinued operations during the second quarter of 2003 and the carrying value of the facility's long-lived assets was written down to their fair value. The Company recorded a pre-tax charge of approximately $38.1 million related to this impairment which is included in discontinued operations in the consolidated condensed statements of operations. The components of discontinued operations are as follows (dollars in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Loss on disposal of facility	$38,086	$ -	$38,086	$ -
Income tax benefit on disposal	(14,595)	-	(14,595)	-
Loss on discontinued operations	3,044	74	3,609	145
Income tax benefit on discontinued operations	(1,153)	(28)	(1,361)	(55)
Discontinued operations	$25,382	$ 46	$25,739	$ 90

          The major components of assets and liabilities of discontinued operations as of June 30, 2003 are as follows (dollars in thousands):

6/30/03
Current assets Property, plant and equipment Other non-current assets Assets of discontinued operations	$ 4,548 458,758 13,464 $476,770

6/30/03
Project financing debt in default, currently callable Other current liabilities Other long-term liabilities Liabilities of discontinued operations	$471,002 3,412 4,955 $479,369

4.   Sale of Project Interest

          Cogentrix of Oklahoma, Inc. ("Cogentrix of Oklahoma"), the Company's wholly-owned subsidiary, was formed to own and hold 100% of the membership interest in Green Country Energy, LLC ("Green Country"). Green Country is the owner of an approximate 810-megawatt combined-cycle, natural gas-fired electric generating facility located in Jenks, Oklahoma.

          On June 10, 2003, Cogentrix of Oklahoma sold 100% of its direct membership interest in Green Country to a newly formed limited liability company, Green Country Holding LLC (the "Purchaser") formed by affiliates of General Electric Structured Finance, Inc. (collectively, "GESF") in exchange for cash consideration and a 10% interest in the Purchaser. As a result of the transaction, Green Country is now wholly-owned by the Purchaser, and the Purchaser is 90% owned by GESF and 10% owned by Cogentrix of Oklahoma. Cogentrix of Oklahoma remains an indirect, wholly-owned subsidiary of the Company. The purchase was effected pursuant to an amended purchase agreement dated April 11, 2003 (the "Purchase Agreement"). The sale to the Purchaser was consummated in connection with a refinancing of the Green Country bank loan which refinancing required additional equity contributions from GESF and Cogentrix of Oklahoma.

          In connection with the refinancing and sale of the Green Country interest, GESF and the financial institutions providing the refinancing required that Cogentrix Energy and Cogentrix of Oklahoma provide certain guarantees and indemnities pursuant to the Purchase Agreement and other related transaction agreements. The Cogentrix Energy guarantees and indemnities relate to any costs or expenses arising from: (1) the Jenks LC Litigations (see Note 6) and (2) any claim arising out of a breach of representations and warranties made under the amended Purchase Agreement. The Cogentrix of Oklahoma indemnities relate to any claims, costs or expenses arising from (1) the Jenks LC Litigation (see Note 6), (2) a performance guarantee for services provided to Green Country by a Cogentrix Energy affiliate, and (3) any claim arising out of a breach of representations and warranties made under the Purchase Agreement. In connection with the sale of our interest in Green Country, Cogentrix of Oklahoma agreed to escrow (the "Litigation Escrow") a portion of the sale proceeds until final and non-appealable resolution of the litigation has been reached. This has been included as restricted cash and other current liabilities in the accompanying consolidated balance sheet.

          The sale proceeds received by Cogentrix Energy, net of the Litigation Escrow, Cogentrix of Oklahoma capital contribution required upon refinancing, and transaction costs were approximately $71.6 million. Cogentrix Energy utilized $50.0 million of these proceeds to repay borrowings outstanding under the Corporate Credit Facility. The Company recorded a gain of approximately $58.8 million which is included in gain on sale of project interest, net of transaction costs and other revenue in the consolidated statements of income.

5.   Long-Term Debt Defaults

     Corporate Credit Facility Default

          The Company has an agreement with a syndicate of banks that provides up to $225.0 million of revolving credit through October 29, 2003 in the form of direct advances or the issuance of letters of credit (the "Corporate Credit Facility"). The total obligations outstanding as of June 30, 2003 consisted of approximately $107.1 million of borrowings and $80.0 million of letters of credit. The outstanding borrowings are included as current portion of long-term debt in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2002. As discussed in Note 1, we are currently in default of the Corporate Credit Facility. Cogentrix Energy has a forbearance agreement in effect with the lenders to the Corporate Credit Facility pursuant to which the lenders agreed to forbear through August 31, 2003 from terminating their commitments or accelerating the outstanding obligations and demanding payment. Additionally, the lenders have agreed to allow Cogentrix Energy to continue to convert to borrowings, drawings under outstanding letters of credit issued under the Corporate Credit Facility during this forbearance period. However, we are unable to make any restricted payments, a category that includes shareholders dividends and loans to Cogentrix Energy shareholders or repay any other senior debt prior to its scheduled maturity. Even though the lenders have granted this forbearance, the Company cannot provide assurances that the lenders to the Corporate Credit Facility will not choose to accelerate the obligations outstanding under the Corporate Credit Facility and demand immediate payment of all obligations outstanding after the forbearance expiration on August 31, 2003.

     Project Level Defaults

          As discussed below, the Southaven, Caledonia, Sterlington and Dominican Republic facilities continue to be in default of their project loan agreements. As a result, the non-recourse project debt of each of the Southaven, Caledonia and Dominican Republic facilities is callable and has been classified as a component of current liabilities in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2002. These facilities are 100%, 100%, 50% and 65%-owned by the Company, respectively. As discussed in Note 3, the Caledonia facility's long-term debt was reclassified as a liability of discontinued operations during the second quarter of 2003. The Company accounts for the Sterlington project using the equity method of accounting and its proportional interest in this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The project lenders to these facilities are not obligated to continue funding draws and have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets. Until the events of default under these project loan agreements are cured, the project subsidiaries will be unable to make any distributions from these projects. These projects could remain in default for an extended period of time until the Company can obtain waivers from the lenders, cure the events of default, refinance or restructure the project loan agreements or in the case of the Southaven and Sterlington facilities, provide a replacement conversion services or power purchaser. However, there can be no assurances that the Company will be able to enter into a replacement conversion services or power purchase agreement, refinance or restructure the project loan agreements, cure the events of default or obtain waivers from the lenders. The project lenders to each facility are able to satisfy the respective obligations with the applicable project's assets (total assets of approximately $1.3 billion as of June 30, 2003) only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation. While these lenders do not have direct recourse to Cogentrix Energy, these defaults may still have important consequences for the Company's results of operations and liquidity, including, without limitation,
1) 2)

reducing Cogentrix Energy's cash flows since these projects will be prohibited from distributing cash to Cogentrix Energy or to its partners during the pendency of any default; and

causing the Company to record a loss in the event the lenders foreclose on the assets at the Southaven, Sterlington or Dominican Republic facilities (see Note 3 for additional discussion regarding the Caledonia facility).

          Caledonia and Southaven Facility Customer Defaults - During August 2002, NEG was downgraded below investment grade which created an event of default by NEG under each facility's then existing separate conversion services agreements (the "NEG Default"). This NEG Default created an event of default under these project subsidiaries' non-recourse loan agreements during February 2003. As a result, the applicable project lenders will not be obligated to continue funding draws and will have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all the applicable project assets. As a consequence of these events of default, the total senior borrowings for the two facilities of $790.7 million are callable and have been classified as a component of current liabilities on the consolidated balance sheets at June 30, 2003 and December 31, 2002. As a result of the Caledonia and Southaven debt being in default and callable, the project's independent auditors expressed or are expected to express a going concern uncertainty in each project's financial statements for the year ended December 31, 2002 that triggered additional events of default under their non-recourse loan agreements during the second quarter of 2003. In addition, the NEG Bankruptcy and the rejections of the conversion services agreements by the bankruptcy court on August 4, 2003 triggered additional events of default under their non-recourse loan agreements.

          Sterlington Facility Customer Default - During July 2002, Dynegy Holdings, Inc. ("Dynegy"), the guarantor of the conversion services purchaser at our Sterlington facility, was downgraded below investment grade creating a purchaser event of default under the Sterlington facility's conversion services agreement and an event of default under the Sterlington facility's non-recourse project loan agreements. During October 2002, the Company and the project lender amended the loan agreement requiring that all excess cash generated by the facility be utilized to repay the outstanding borrowings under the Sterlington facility's loan agreement on a quarterly basis. The project lenders have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. Dynegy continues to perform pursuant to the terms of the conversion services agreement and is current on its payments due to the Sterlington facility. The Company accounts for this project using the equity method of accounting and its proportional interest in this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's investment in this project was $9.8 million as of June 30, 2003. As a result of the Sterlington debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in the Sterlington financial statements for the year ended December 31, 2002 that triggered an additional event of default under the Sterlington non-recourse loan agreement during April 2003.

          Dominican Republic Facility Customer Defaults - The Company's project subsidiary which owns our Dominican Republic facility notified the power purchaser, Corporación Dominicana de Electricidad ("CDE"), on several occasions since the facility achieved commercial operations in March 2002 of events of default under the power purchase agreement based on CDE's failure to pay amounts due for the sale of capacity and electricity (the "Payment Defaults"). Under the terms of the project subsidiary's implementation agreement with the State of the Dominican Republic ("SDR"), which guarantees CDE's payment obligations, we demanded that the SDR pay certain of these amounts owed by CDE and, when the SDR failed to do so in the time allotted according to the implementation agreement, notified the SDR that they are in default of the implementation agreement for failing to pay this past due amount by CDE (the "SDR Defaults"). During June and July 2003, CDE and SDR made payments aggregating $45.0 million to our project subsidiary curing all existing Payment Defaults and SDR Defaults.

          Due to certain Payment Defaults and SDR Defaults existing at the time, the Company's project subsidiary could not convert the outstanding borrowings from construction loans to term loans on or before March 28, 2003. This event triggered an event of default under the project loan agreement. The project lenders have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. As a consequence of these events, the total borrowings for the Dominican Republic facility of $227.2 million are callable and have been classified as a current liability on the consolidated balance sheets as of June 30, 2003 and December 31, 2002. As a result of the Dominican Republic debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in the Dominican Republic financial statements for the year ended December 31, 2002 that triggered an additional event of default under the Dominican Republic non-recourse loan agreement during April 2003. The Company is currently negotiating with the project lenders to obtain permanent waivers related to these remaining defaults and obtain approval to convert the construction loans to terms loans. The Company is unable to provide any assurance that the project lenders will waive the remaining events of default or approve the conversion of construction loans.

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

          Claims Asserted by City of Jenks against the Jenks, Oklahoma Facility - In October 2002, the City of Jenks, Oklahoma filed a petition in the District Court for Tulsa County, State of Oklahoma against Green Country (see Note 4 for additional discussion). The petition also names as defendants the counterparty under the conversion services agreement for this facility, Exelon Generation Company, LLC ("Exelon"), and a third party that transports natural gas on behalf of Exelon. The City of Jenks claims that Green Country is liable for failure to pay an annual gross receipts tax of 2% on sales of electricity and that Green Country and the other defendants are also liable to Jenks for failure to pay a pipeline capacity permit fee of 3% of the purchase price of natural gas transported to the Jenks facility. In conjunction with the Green Country sale transaction (see Note 4), Green Country entered into a settlement agreement with the City of Jenks whereby Green Country paid a one-time lump sum payment of $3.0 million in exchange for being dismissed from the lawsuit and released from all past and future gross receipt tax and capacity permit fees. This charge is included in operations and maintenance expense in the accompanying consolidated condensed statement of operations.

          Letter of Credit Draw Litigation - Jenks, Oklahoma Facility - To support the obligations of National Energy Production Corporation ("NEPCO"), the former construction contractor for several of our new electric generating facilities, Bayerische Hypo-und Vereinsbank AG ("HVB") issued a $39.0 million letter of credit for Green Country's benefit related to the construction of the Jenks facility. During February 2001, HVB sold and transferred, without recourse, an undivided 100% interest in this letter of credit to Banca Nazionale del Larvaro SPA ("BNL") under a participation agreement executed by HVB and BNL. Green Country drew this $39.0 million letter of credit in December 2001, after NEPCO failed to meet certain obligations under the construction contract. When HBV requested reimbursement for the amount drawn from BNL pursuant to the participation agreement, BNL refused to pay. In response, HBV filed an action in the Supreme Court of the State of New York in December 2001, against BNL for reimbursement of the $39.0 million plus costs and attorneys fees for breach of the participation agreement. In February 2002, BNL filed a third-party complaint against Green Country, Cogentrix Energy, NEPCO and Green Country's administrative agent for its outstanding indebtedness seeking recovery from each of them of the $39.0 million, plus interest, attorneys' fees and other unspecified damages (the "HVB Litigation"). The case was removed to the United States Bankruptcy Court, Southern District of New York, in July 2002. On May 16, 2003, the court granted summary judgment in favor of HVB against BNL, and BNL has reimbursed HVB the full $39.0 million. The Company believes that Cogentrix Energy and Green Country each has meritorious defenses to these claims and intends to contest them vigorously.

          During December 2002, JP Morgan Chase Bank ("JP Morgan") commenced a separate action in the United States District Court, Southern District of New York against Cogentrix Energy, Green Country and Cogentrix of Oklahoma arising out of a $14.0 million draw Green Country made in December 2001 on a letter of credit that JP Morgan issued on behalf of NEPCO (together with the HVB Litigation, the "Jenks LC Litigations"). This letter of credit was also issued to support certain obligations of NEPCO related to the construction of the Jenks facility. The complaint alleges that the draw was wrongful because the construction of the Jenks facility was completed substantially on time and the draw was a breach of the original NEPCO contract because it did not meet the conditions to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. The Company believes that Cogentrix Energy, Green Country and Cogentrix of Oklahoma each has meritorious defenses to these claims and intends to contest them vigorously.

          Letter of Credit Draw Litigation - Sterlington Facility - During December 2002, JP Morgan commenced an action in the United States District Court, Southern District of New York against Cogentrix Energy, Quachita Power, LLC ("Quachita Power"), an indirect, 50%-owned subsidiary of the Company and owner of the Sterlington facility, and Cogentrix Ouachita Holdings, Inc. (the Company's wholly-owned subsidiary which holds a 50% interest in Quachita Power) arising out of a $41.2 million draw in May 2002 on a letter of credit that JP Morgan issued to support certain obligations of NEPCO related to the construction of the Sterlington facility. The complaint alleges that the construction of the Sterlington facility was deliberately delayed by Quachita Power in order to draw on the letter of credit and that the draw was a breach of the original NEPCO contract because the conditions had not been met to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. The Company believes that Cogentrix Energy, Quachita Power and Cogentrix Ouachita Holdings, Inc. each has meritorious defenses to these claims and intends to contest them vigorously.

          During February 2003, Westdeutsche Landesbank Girozentrale ("WestLB") commenced an action in the United States District Court, Southern District of New York against Quachita Power arising out of Quachita Power's draw in May 2002 on a $16.2 million letter of credit that WestLB issued to support certain obligations of NEPCO related to the construction of the Sterlington facility. The complaint alleges that the draw was improper and that the contractual conditions allowing this draw to be made had not been met. On May 9, 2003, Quachita Power filed a motion to have this case referred to the United States Bankruptcy Court, Southern District of New York which is still pending decision. The Company believes that Quachita Power has meritorious defenses to WestLB's claims and intends to contest them vigorously.

          PGET Arbitration - On February 4, 2003, the Southaven and Caledonia facilities received a notice from PGET of PGET's intention to terminate the then existing conversion services agreements alleging our project subsidiaries failed to properly interconnect our facilities to the applicable transmission systems. This notice indicated that the then existing conversion services agreements would terminate on March 6, 2003 and that PGET did not intend to continue to perform under the agreements after February 6, 2003. On February 7, 2003, the project subsidiaries filed an emergency petition to compel arbitration or, in the alternative, for a temporary restraining order and preliminary injunction in the Circuit Court for Montgomery County, Maryland. By order dated February 7, 2003, the court denied our petition for a temporary restraining order and set the remaining aspects of the petition for hearing.

          On March 5, 2003, the Circuit Court ruled that PGET was required to comply with the arbitration provisions of the then existing conversion services agreements. The court further ordered that PGET and the project subsidiaries continue to perform their obligations under the then existing conversion services agreements during the pendency of the disputes and the arbitration proceedings. On March 7, 2003, PGET filed an emergency motion to stay the court's ruling, which compels performance pending their appeal of the Circuit Court ruling in the Court of Special Appeals of Maryland. This motion was denied on March 11, 2003. In April 2003, the Court of Special Appeals of Maryland by its own motion removed PGET's appeal of the lower court ruling to the Court of Appeals of Maryland. On March 24, 2003, PGET issued a Demand for Arbitration to resolve the disputes. In accordance with the terms of the then existing conversion services agreements, three arbitrators are to be designated to resolve these disputes. The American Arbitration Association has confirmed the designated arbitrators. Through the NEG/PGET Chapter 11 filing in the United States Bankruptcy Court on July 8, 2003, our project subsidiaries performed their obligations and PGET performed certain of their obligations under the then existing conversion services agreements (see additional information related to the rejection of these contracts in Note 3). Both the arbitration and the Maryland State court proceedings have been stayed by order of the bankruptcy court. In the event arbitration is allowed to proceed and our project subsidiaries are unsuccessful and the conversion services agreements are found to have been terminated on March 6, 2003, our project subsidiaries may be required to reimburse PGET for purchase of test gas, net of revenues from the sale of test energy.

          Other Routine Litigation - In addition to the litigation described above, the Company experiences other routine litigation in the normal course of business. The Company does not believe that any of this routine litigation, if decided adversely to the Company, would have a material adverse impact on the accompanying consolidated financial position or results of operations.

7.   Comprehensive Income

          The table below presents the Company's comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, respectively (dollars in thousands):
Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss) Changes in fair value of interest rate swaps, net of tax Comprehensive income (loss)	$ 12,926 535 $ 13,461	$ (1,227) (5,620) $ (6,847)	$ 27,753 1,933 $ 29,686	$ 12,377 (3,102) $ 9,275

8.   Subsequent Event

          On August 14, 2003, the Company executed an agreement with David J. Lewis, Chief Executive Officer and Chairman (the "Agreement"), which provided by mutual agreement for David J. Lewis' separation from employment with and resignation as Chief Executive Officer of the Company, effective immediately. Pursuant to the Agreement, Mr. David J. Lewis will be entitled to receive separation compensation of $1.8 million per year plus benefits for a period of five years. Mr. David J. Lewis is also entitled under the Company's profit sharing program to receive severance payments aggregating approximately $3.3 million paid over 21 months. Pursuant to the Agreement, Mr. David J. Lewis will continue to serve as Chairman of the Company. The Company's execution of the Agreement was preceded by unanimous Shareholder approval and authorized by a resolution of the Board of Directors of the Company at the quarterly meeting on August 14, 2003. At the same meeting, by resolution of the Board of Directors, Mr. James E. Lewis was appointed Chief Executive Officer of the Company effective immediately.

9.   Reclassifications

          Certain amounts included in the accompanying consolidated condensed financial statements for the periods ended June 30, 2002, have been reclassified from their original presentation to conform with the presentation for the periods ended June 30, 2003.

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements.

          The information called for by this item is hereby incorporated herein by reference to pages 3 through 15 of this report.

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

          This section should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent report on Form 10-K for the year ended December 31, 2002, including discussion of Critical Accounting Policies, which was filed with the Securities and Exchange Commission on March 31, 2003.

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

          We currently own - entirely or in part - a total of 26 electric generating facilities in the United States and one in the Dominican Republic. Our 27 plants are designed to operate at a total production capability of approximately 7,695 megawatts. After taking into account our partial interests in the 20 plants that are not wholly-owned by us, which range from 1.6% to approximately 74.2%, our net ownership interests in the total production capability of our 27 electric generating facilities is approximately 4,160 megawatts. We currently operate 14 of our facilities, 12 of which we developed and constructed.

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

Results of Operations - Three Months and Six Months Ended June 30, 2003 and 2002 (dollars in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002			2003	2002

Operating revenues, gains and income from unconsolidated investments	$190,300	100%	$157,372	100%	$346,478	100%	$311,314	100%
Operating costs General, administrative and development Merger-related costs Depreciation and amortization Operating income	72,919 7,126 - 15,079 $ 95,176	38 4 - 8 50	79,837 20,214 8,056 19,504 $ 29,761	51 13 5 12 19	150,478 14,054 - 29,303 $152,643	43 4 - 8 44	148,973 35,221 9,176 33,541 $84,403	48 11 3 11 27

Three Months Ended June 30, 2003 as Compared to Three Months Ended June 30, 2002

     Operating Revenues, Gains and Income from Unconsolidated Investments

          Total operating revenues, gains and income from unconsolidated investments increased 20.9% to $190.3 million for the quarter ended June 30, 2003 as compared to $157.4 for the quarter ended June 30, 2002 as a result of the following:
-

Electric revenues decreased approximately $31.9 million primarily as the result of the suspension of operations at the San Pedro facility due to non-payment by its power purchaser (see "Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Dominican Republic Facility"). The decrease was also due to scheduled decreases in capacity payments at the Hopewell and Portsmouth facilities in accordance with the terms of their power purchase agreements which were partially offset by increases in the number of megawatt hours produced by the facilities. To a lesser extent, the decrease was due to a decrease in the rates charged to the purchasing utility at the Roxboro and Southport facilities.

-

Lease revenues decreased approximately $3.6 million as a result of the sale of a 90% interest in the Jenks facility during June 2003. The conversion services agreement for this facility provides the conversion services purchaser the right to use the facility, and as a result, the capacity payments of the Jenks facility are considered minimum lease payments and are accounted for as lease revenues. The company now accounts for its remaining 10% interest in the facility's operations using the equity method of accounting.

-

Service revenue increased approximately $2.7 million as a result of an increase in the variable energy rate charged to the purchasing utilities at our Cottage Grove and Whitewater facilities which is a direct result of an overall increase in the average natural gas prices for the quarter ended June 30, 2003 over the corresponding period of 2002. This increase was partially offset by a decrease in megawatt hours sold to the purchasing utilities.

-

Gain on sale of project interests, net of transaction costs increased approximately $58.8 million primarily as a result of the $58.8 million gain recognized on the sale of a 90% interest in our Jenks facility during June 2003 (see "Liquidity and Capital Resources - Sale of Interest in Our Jenks Facility"). There were no such transactions during the corresponding period of 2002.

-

Income from unconsolidated investments in power projects increased approximately $3.8 million as a result of the commencement of commercial operations at the Sterlington facility which was under construction during the quarter ended June 30, 2002. The facility began commercial operations in August 2002.

     Operating Costs

          Total operating costs decreased 8.6% to $72.9 million for the quarter ended June 30, 2003 as compared to $79.8 million for the quarter ended June 30, 2002 as a result of the following:
-

Fuel expense decreased approximately $7.1 million as a result of a decrease in fuel costs at the San Pedro facility which did not operate during the quarter ended June 30, 2003 due to non-payment of past due invoices from its power purchaser (see "Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Dominican Republic Facility").

-

Cost of services increased approximately $2.5 million as a result of an increase in fuel expense at our Cottage Grove and Whitewater facilities, a component of cost of services, related to an increase in natural gas prices. The increase was partially offset by a decrease in megawatt hours sold to the purchasing utilities at those facilities.

     General, Administrative and Development

          General, administrative and development expense decreased 64.9% to $7.1 million for the quarter ended June 30, 2003 as compared to $20.2 million for the quarter ended June 30, 2002 as a result of the following:
- -

Salary expense and related employee benefits decreased approximately $3.2 million as a result of the elimination of various positions at our corporate headquarters during 2002.

Development costs decreased approximately $8.8 million as a result of a write-off of development costs during the second quarter of 2002.

     Depreciation Expense

          Depreciation expense decreased 22.6% to $15.1 million for the quarter ended June 30, 2003 as compared to $19.5 million primarily due to the lack of operations at the San Pedro facility. Certain plant components are depreciated based on the number of starts which has been zero for the quarter ended June 30, 2003. The plant was in operation during the corresponding quarter of 2002.

Six Months Ended June 30, 2003 as Compared to Six Months Ended June 30, 2002

      Operating Revenues, Gains and Income from Unconsolidated Investments

          Total operating revenues, gains and income from unconsolidated investments increased 11.3% to $346.5 million for the six months ended June 30, 2003 as compared to $311.3 for the six months ended June 30, 2002 as a result of the following:

-

Electric revenues decreased approximately $51.4 million primarily as the result of the cessation of operations at the San Pedro facility due to non-payment by its power purchaser (see "Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Dominican Republic Facility"). The decrease was also due to scheduled decreases in capacity payments at the Hopewell and Portsmouth facilities in accordance with the terms of their power purchase agreements which were partially offset by increases in the number of megawatt hours produced by the facilities. To a lesser extent, the decrease was due to a decrease in the rates charged to the purchasing utility at the Roxboro and Southport facilities.

-

Service revenue increased approximately $12.6 million as a result of an increase in the variable energy rate charged to the purchasing utilities at our Cottage Grove and Whitewater facilities which is a direct result of an overall increase in the average natural gas prices for the six months ended June 30, 2003 over the corresponding period of 2002. This increase was partially offset by a decrease in megawatt hours sold to the purchasing utilities.

-

Gain on sale of project interests, net of transaction costs increased approximately $58.8 million primarily as a result of the $58.8 million gain recognized on the sale of a 90% interest in our Green Country facility during June 2003 (see "Liquidity and Capital Resources - Sale of Interest in Our Jenks Facility"). There were no such transactions during the corresponding period of 2002.

-

Income from unconsolidated investments in power projects increased approximately $8.1 million as a result of the commencement of commercial operations at the Sterlington facility which was under construction during the six months ended June 30, 2002. The facility began commercial operations in August 2002.

     Operating Costs

          Total operating costs increased 1.0% to $150.5 million for the six months ended June 30, 2003 as compared to $149.0 million for the six months ended June 30, 2002 as a result an increase in cost of services of approximately $8.1 million. Cost of services increased as a result of an increase in fuel expense at our Cottage Grove and Whitewater facilities related to an increase in natural gas prices. The increase was partially offset by a decrease in megawatt hours sold to the purchasing utilities at those facilities.

     General, Administrative and Development

          General, administrative and development expense decreased 59.9% to $14.1 million for the six months ended June 30, 2003 as compared to $35.2 million for the quarter ended June 30, 2002 as a result of the following:
-	Salary expense and related employee benefits decreased approximately $4.4 million as a result of the elimination of various positions at our corporate headquarters during 2002.
-	Incentive compensation costs decreased approximately $4.9 million as a result of not meeting certain performance targets.
-	Development costs decreased approximately $8.8 million as a result of a write-off of development costs during the second quarter of 2002.

Liquidity and Capital Resources

     Consolidated Information

          The primary components of cash flows from operations for the six months ended June 30, 2003, were as follows (dollars in millions):

Net income
Gain on sale of project interest
Loss on discontinued operations
Depreciation and amortization
Deferred income taxes
Equity in net income of unconsolidated affiliates
Decrease in accounts receivable
Increase in accrued liabilities
Decrease in other, net

$ 27.8 (58.8) 23.5 29.3 28.6 (25.3) 25.5 38.3 (19.6)

          Total cash flows from operations of $92.3 million, proceeds from sale of project interest of $71.6 million (net of litigation reserve, transaction costs and additional contributions) and proceeds from borrowings of $139.3 million were used primarily to (dollars in millions):

Purchase property, plant and equipment and fund project development costs and turbine deposits Repay long-term debt	$164.5 78.1

     Parent Company Liquidity

          As of June 30, 2003, we had long-term debt (including the current portion thereof) of approximately $2.3 billion, including approximately $471.0 million of debt classified as a component of liabilities of discontinued operations. With the exception of the $394.7 million of senior notes outstanding as of June 30, 2003, and $107.1 million in advances under the corporate credit facility as of June 30, 2003, substantially all such indebtedness is project financing debt, the majority of which is non-recourse to Cogentrix Energy (the "Parent"). Accordingly, we believe that the unconsolidated Parent company liquidity position is more important than the liquidity position of the Company and its consolidated subsidiaries as presented on a consolidated basis. As of June 30, 2003, the Parent company had approximately $17.9 million of unrestricted cash and Cogentrix Delaware Holdings, Inc., a wholly-owned subsidiary of Cogentrix Energy and guarantor of all of Cogentrix Energy's senior, unsecured debt, had approximately $30.0 million of unrestricted cash. The Parent company's principal sources of liquidity are:
- - - -

Management fees, dividends and other distributions from its project subsidiaries and project affiliates
Development and construction management fees from its project subsidiaries
Proceeds from debt financings at the Parent company level, including borrowings under its corporate credit facility
Proceeds from asset sales

The Parent company's principal uses of cash are:
- - - - - -

Debt service on Parent company level indebtedness
Equity commitments to our Southaven project under construction
Taxes
Deposits on turbines
Parent company general, administrative and development expenses
Shareholder dividends and loans

          During the twelve months ended June 30, 2003, the Parent company received payments from its subsidiaries of $176.5 million related to dividends (including $71.6 million in proceeds from the sale of our Jenks facility; see "- Sale of Interest in Our Jenks Facility"), management fees, tax payments and other fees. During the same period, the Parent company paid $25.8 million in corporate overhead and development charges and $41.8 million in interest and fees on its senior unsecured bonds and corporate credit facility.

          As of the date of this filing, the Parent company's non-contingent contractual obligations are set forth below (dollars in millions):
	Payment Due By Period

Non-Contingent Contractual Obligation	Through 12/31/03	2004-2006	Beyond 2006	Total

Senior Notes due 2004 and 2008 - principal Senior Notes due 2004 and 2008 - interest	$ - 17.1	$ 39.7 94.8	$355.0 62.1	$394.7 174.0
Corporate credit facility (excluding interest)	107.1	-	-	107.1
Construction commitments (a)	14.4	-	-	14.4
Turbine commitments	7.9	-	-	7.9
Compensation related commitments	8.8	17.6	3.9	30.3
Lease and other commitments	0.2	5.7	14.5	20.4

          As of the date of this filing, the Parent company's contingent contractual obligations are set forth below (in millions, except for number of agreements):
Contingent Contractual Obligations	Amount	Number of Agreements	Exposure Range for Each Agreement

Guarantees and reimbursement obligations	$ 23.4	5	$0 - 9.6
Standby equity (a)	5.7	3	0 - 4.9
Supplemental equity commitments (a)	8.1	1	0 - 8.1

(a)      Secured by letters of credit primarily issued under our corporate credit facility

          One of our contingent contractual obligations is a reimbursement obligation to our partner at our 50%-owned project affiliate which owns the Birchwood facility. For the benefit of the Birchwood project lenders, our Birchwood partner has posted a $19.2 million debt service letter of credit which expires on October 31, 2003. The project lenders have the ability to draw on this letter of credit 30 days prior to the expiration if the letter of credit is not extended or replaced. We have an obligation to reimburse our partner for 50% ($9.6 million) of any amount drawn under this letter of credit. Our Birchwood partner has entered into an agreement with a third party to sell its entire 50% interest in the Birchwood facility and, under the terms of the sale agreement, the third party is required to replace our current partner's debt service letter of credit. In the event this sale transaction is not completed or, alternatively, our current partner is unable to extend the expiration of the debt service letter of credit, and the project lenders draw the letter of credit, we will be required to reimburse our Birchwood partner for 50% of the amount drawn by the lenders. We cannot provide any assurances that our partner will consummate this sale transaction and replace the letter of credit or obtain an extension of the expiration on the existing letter of credit.

          Our other contingent contractual obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these contingent obligations include construction cost overruns, reimbursement of test gas purchased by our Southaven facility's former customer (see "- Facilities Recently Achieving Commercial Operations") and guarantees supporting our project subsidiaries' obligations under certain project operating documents. Aside from the Birchwood reimbursement obligation, we do not expect these other contingent contractual obligations to be funded or drawn upon for any material amounts. However, many of the events that would result in a draw upon these letters of credit are beyond our control.

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

     Corporate Credit Facility

          We have an unsecured $225 million corporate credit facility that provides for either direct borrowings or the issuance of letters of credit for our benefit to third parties that, if they become entitled to and do draw upon them, will convert into borrowings under this credit facility. In June 2003, we utilized $50.0 million of the proceeds from the sale of our Jenks facility (see "- Sale of Interest in Our Jenks Facility") to repay outstanding borrowings under the corporate credit facility. As of the date of this filing, there are $116.8 million of borrowings and $28.2 million of letters of credit outstanding representing a total use of the commitment of $145.0 million. We posted the letters of credit primarily to secure commitments - both non-contingent and contingent - we have made to support our project subsidiary that is constructing the Southaven facility. Under the terms of the corporate credit facility, the Company is subject to certain covenants. Under the tangible net worth covenant in our corporate credit facility, at June 30, 2003, we could have experienced a reduction in the balance of shareholder's equity, prior to considering the amount of accumulated other comprehensive loss, of approximately $36.0 million and still have been in compliance with this covenant.

          The corporate credit facility matures on October 29, 2003 at which time all outstanding obligations will become due and payable. We are currently negotiating for a restructured facility and have engaged two of our existing lenders to lead the restructuring process. Deteriorating market conditions for borrowers in the energy industry and concerns about the uncertainties we face and our liquidity are likely to result in higher interest costs, reduced borrowing capacity and more restrictive terms and conditions in any restructured credit facility than we have in our current credit facility. Although we believe we will be successful, we can make no assurances that we will be able to restructure the credit facility and refinance the outstanding obligations prior to the facility's maturity date on October 29, 2003 due to these uncertainties.

          As a result of the maturity of the outstanding obligations under our corporate credit facility on October 29, 2003, our independent auditors expressed a going concern uncertainty in their report on our consolidated financial statements for the year ended December 31, 2002 that triggered an event of default under our corporate credit facility. Cogentrix Energy has a forbearance agreement in effect with the lenders to the credit facility pursuant to which the lenders agreed to forbear through August 31, 2003 from terminating their commitments or accelerating the outstanding obligations and demanding payment. Additionally, the lenders agreed to allow Cogentrix Energy to continue to convert to borrowings drawings under outstanding letters of credit issued under the corporate credit facility during this forbearance period. Until we cure this event of default, we will not be able to make any restricted payments, a category that includes shareholder dividends and loans, or repay any of our other senior indebtedness prior to its scheduled maturity. Even though the lenders have granted this forbearance, we can make no assurances that the lenders to the corporate credit facility will not choose to accelerate the obligations outstanding under the corporate credit facility and demand immediate payment of all obligations outstanding after the August 31, 2003 forbearance expiration. In the event the lenders to the corporate credit facility accelerate the outstanding obligations, or if the corporate credit facility matures and is not repaid, this would create a cross-default under the indentures under which we issued our senior notes, and the senior note holders would have the ability to accelerate the $394.7 million of senior notes currently outstanding and demand immediate payment.

     Facilities Recently Achieving Commercial Operations

          Two of our electric generating facilities, Southaven and Caledonia, achieved commercial operations during May 2003. The construction of each facility was or is being funded under each project subsidiary's separate financing agreements and our equity contribution commitments. Our remaining Southaven firm equity commitments are supported by letters of credit issued under our corporate credit facility and are expected to be contributed utilizing corporate cash balances or converting the outstanding letters of credit to borrowings under the corporate credit facility. Summarized information regarding each of the facilities follows (dollars in millions):
	Caledonia, Mississippi (a)	Southaven, Mississippi

Ownership Percentage	100%	100%
Financial Close Date	July 2001	May 2001

Project Funding: Total Project Financing Commitment Project Equity Commitment Supplemental Equity Commitments (b)	$500.0 55.6 -	$393.5 112.8 8.1

Cogentrix Project Equity Commitment:
   Project firm and supplemental equity contributions
      through August 19, 2003
   Anticipated 2003 Firm Project Equity Contributions
   Anticipated 2003 Supplemental Equity Contributions (b)

	$ 55.6 - -	$106.0 14.4 -
(a)	See " - Cash Flow From Our Project Subsidiaries and Project Affiliates - Caledonia and Southaven Facility Default and Pending Ownership Transfer"
(b)

Excluded from the Southaven facility's supplemental equity commitments is a $27.4 million commitment which we had provided to secure payment for liquidated damages owed by the Southaven facility's construction contractor. As a result of the Southaven facility achieving performance test completion during May 2003 and the determination that no liquidated damages were due by the former construction contractor, this $27.4 million supplemental equity commitment and the letter of credit issued to support this commitment were cancelled during July 2003. In addition, we executed an amendment to the Southaven non-recourse loan agreement during August 2003, whereby a $24.8 million supplemental equity commitment and the letter of credit issued to support this commitment were reduced to $8.1 million. In conjunction with this amendment we were required to make additional supplemental equity contributions of approximately $7.6 million which are included in the project firm and supplemental equity contributions through August 19, 2003 in the table above. In the event the Southaven facility is required to reimburse the former conversion services purchaser for the purchase of test gas utilized during the construction phase, we will be required to contribute to the Southaven project up to $8.1 million in Supplemental Equity Commitments. Although we currently do not expect to pay for test gas, we cannot assure you we will not. See "- Southaven and Caledonia Facilities PGET Arbitration."

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

     Project Level Defaults

          Cogentrix Energy's project subsidiaries which own the Southaven, Caledonia and Dominican Republic facilities are in default of their senior project debt aggregating $1.0 billion as of June 30, 2003. As a result, this project debt is callable and classified as components of current liabilities in our consolidated financial statements as of June 30, 2003. In addition, Cogentrix Energy's project affiliate which owns the Sterlington facility is in default of its project debt which is callable. The Sterlington facility is accounted for under the equity method and accordingly, the Company's proportional share of the facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated project affiliates in our consolidated financial statements. The debt for these four facilities is non-recourse to Cogentrix Energy and, therefore, the lenders to these projects cannot look to Cogentrix Energy or any other project subsidiary or affiliate for the repayment of these obligations and can only look to the applicable project assets of these project subsidiaries (book value of approximately $1.3 billion as of June 30, 2003 for our Southaven, Caledonia and Dominican Republic facilities) to satisfy these obligations. While these lenders do not have direct recourse to Cogentrix Energy, these defaults by our project subsidiaries and project affiliates can still have important consequences for our results of operations and liquidity, including, without limitation,

1) 2)

reducing Cogentrix Energy's cash flows since these four projects will be prohibited from distributing cash to Cogentrix Energy or our partners during the pendency of any default; and

causing us to record a loss in the event the lenders foreclose on the assets of the Southaven, Dominican Republic or Sterlington projects (see additional discussion regarding our Caledonia facility at "- Cash Flow from Our Project Subsidiaries and Project Affiliates - Caledonia Facility Default and Pending Ownership Transfer").

     Sale of Interest in Our Jenks Facility

          Cogentrix of Oklahoma, Inc. ("Cogentrix of Oklahoma"), our wholly-owned subsidiary, was formed to own and hold 100% of the membership interest in Green Country Energy, LLC ("Green Country"). Green Country is the owner of an approximate 810-megawatt combined-cycle, natural gas-fired electric generating facility located in Jenks, Oklahoma.

          On June 10, 2003, Cogentrix of Oklahoma sold 100% of its direct membership interest in Green Country to a newly formed limited liability company, Green Country Holding LLC (the "Purchaser") formed by affiliates of General Electric Structured Finance, Inc. (collectively, "GESF") in exchange for cash consideration and a 10% interest in the Purchaser. As a result of the transaction, Green Country is now wholly-owned by the Purchaser, and the Purchaser is 90% owned by GESF and 10% owned by Cogentrix of Oklahoma. Cogentrix of Oklahoma remains an indirect, wholly-owned subsidiary of Cogentrix Energy. The purchase was effected pursuant to a purchase agreement, as amended, dated April 11, 2003 (the "Purchase Agreement"). The sale to the Purchaser was consummated in connection with a refinancing of the Green Country bank loan which refinancing required additional equity contributions from GESF and Cogentrix of Oklahoma.

          In connection with the refinancing and sale of the Green Country interest, GESF and the financial institutions providing the refinancing required that Cogentrix Energy and Cogentrix of Oklahoma provide certain guarantees and indemnities pursuant to the Purchase Agreement and other related transaction agreements. The Cogentrix Energy guarantees and indemnities relate to any costs or expenses arising from (1) certain litigation to which Green Country is a party (see " - Legal Proceedings - Letter of Credit Draw Litigation - Jenks, Oklahoma Facility"), and (2) any claim arising out of a breach of representations and warranties made under the Purchase Agreement. The Cogentrix of Oklahoma indemnities relate to any claims, costs or expenses arising from (1) certain litigation to which Green Country is a party (see " - Legal Proceedings - Letter of Credit Draw Litigation - Jenks, Oklahoma Facility"); (2) a performance guarantee for services provided to Green Country by a Cogentrix Energy affiliate; and (3) any claim arising out of a breach of representations and warranties made under the amended Purchase Agreement. In conjunction with the sale of our interest in Green Country, Cogentrix of Oklahoma agreed to escrow (the "Litigation Escrow") a portion of the sale proceeds until final and non-appealable resolution of the litigation has been reached.

          The sale proceeds received by Cogentrix Energy, net of the Litigation Escrow, Cogentrix of Oklahoma capital contribution required upon refinancing, and transaction costs were approximately $71.6 million. We utilized $50.0 million of proceeds from the transaction to repay outstanding borrowings under our corporate credit facility. We recorded a gain of approximately $58.8 million which is included in gain on sale of project interest in the consolidated statements of income.

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

     PG&E National Energy Group, Inc. ("NEG") Bankruptcy Impact on Our Project Subsidiaries and
     Project Affiliates

          During July 2003, NEG and certain of its subsidiaries voluntarily filed for protection from their creditors under Chapter 11 of the United States Bankruptcy Code. Included in this filing was PG&E Energy Trading-Power, L.P. ("PGET"), the former conversion services purchaser at our Southaven and Caledonia facilities. See " - Southaven Facility Defaults and - Caledonia Facility Defaults and Pending Ownership Transfer." Certain other subsidiaries of NEG provide operations and maintenance services to seven of our project affiliates and are partners at ten of our project affiliates. To date, neither the operations and maintenance service providers nor our NEG project affiliate partners has been included in the NEG bankruptcy proceedings. If the NEG affiliate that provides maintenance and operating services to our Logan facility is brought into bankruptcy proceedings with NEG, it would create an event of default under the Logan facility's non-recourse project loan agreements if the project subsidiary is unable to cure this default within the time period provided. This event of default would create a cross-default under our subsidiary Eastern America's credit facility that would give the lenders the right to exercise all remedies available to them including foreclosing upon and taking possession of the capital stock of Eastern America (see "- Cogentrix Eastern America").

     Southaven Facility Defaults

          Our Southaven facility achieved commercial operations during May 2003. The project subsidiary which owns the Southaven facility is currently in default of its non-recourse project loan agreements as a result of NEG, the guarantor of the then existing conversion services agreement, being downgraded during August 2002 below investment grade creating an event of default under our then existing conversion services agreement by our purchaser, PGET. The project lenders are not obligated to continue funding draws and have the right to exercise all remedies available to them under the project loan agreement, including foreclosing upon and taking possession of all of the project's assets. Until the event of default under the project loan agreements is cured and we convert the Southaven construction loan to a term loan, our project subsidiary will be unable to make any distributions to Cogentrix Energy. This project could remain in default for an extended period of time until we can provide a replacement conversion services or power purchaser or refinance the project loan agreement. However, there can be no assurances that we will be able to enter into a replacement conversion services or power purchase agreement or refinance the project loan agreement. As a result of this event of default, this facility's non-recourse project debt is callable and has been classified as a current liability, as of June 30, 2003. The project lender is able to satisfy this obligation with the project's assets only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation. As a result of the Southaven debt being in default and callable, the projects' independent auditors expressed a going concern uncertainty in the project's financial statements for the year ended December 31, 2002 that triggered an additional event of default under their non-recourse loan agreement during the second quarter of 2003. The Chapter 11 filing in the United States Bankruptcy Court by NEG and PGET triggered an additional event of default under their non-recourse loan agreement during July 2003. On August 4, 2003, the bankruptcy court approved the rejection of the Southaven conversion services agreement by PGET as an executory contract. The termination of the conversion services agreement triggered an additional event of default under our project subsidiary's non-recourse loan agreement.

          During July 2003, we began operating the Southaven facility as a merchant generating facility under a commodity management agreement with a third party. The third party will manage and provide power marketing, fuel procurement and related services on our project subsidiary's behalf. Operation of this facility as a merchant electric generating facility should not add additional risks such as commodity risk exposure with changing commodity prices for the natural gas and electricity we may sell in the open market. There is a potential for exposure to additional costs, risks and requirements to post additional credit support to obtain short to intermediate term contracts to sell our power, to procure fuel supply and transportation agreements and obtain electrical transmission arrangements, under the commodity management agreement.

          During August 2003, our Southaven project subsidiary and the project lenders amended the non-recourse loan agreement to require all excess cash generated by the facility to be utilized to repay the outstanding borrowings on a quarterly basis beginning after the construction loans are converted to term loans and through the remaining term of the Southaven facility's loan agreement (through June 2007). The non-recourse project loan agreements require the construction loan to be converted to term loans on or before December 1, 2003. In the event our project subsidiary is unable to complete this conversion, this would trigger an additional event of default under the non-recourse loan agreement.

     Caledonia Facility Default and Pending Ownership Transfer

          Our Caledonia facility achieved commercial operations during May 2003. The project subsidiary which owns the Caledonia facility is in default of its non-recourse project loan agreements as a result of NEG, the guarantor of the then existing conversion services agreement being downgraded during August 2002 below investment grade creating an event of default under our conversion services agreement by our purchaser, PGET.

          As a consequence of this event of default we entered into an agreement with the lender to the Caledonia facility that will involve the transfer of our ownership interest in the Caledonia facility to the project lender in exchange for the project lender assuming all obligations of the Caledonia project including long-term debt and the project lender releasing all security provided by us under the project loan agreements. In conjunction with this agreement, we recognized a loss of approximately $38.1 million, before taxes, to write-down the value of the facility's long-lived assets to its fair value. The assets and liabilities have been classified as discontinued operations as of June 30, 2003 and operations of the facility are accounted for as part of discontinued operations. We expect the closing of this transaction prior to December 31, 2003. However, we can provide no assurances that conditions to transferring our ownership be satisfied and the transaction be completed.

     Southaven and Caledonia Facilities PGET Arbitration

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

          On March 5, 2003, the Circuit Court ruled that PGET was required to comply with the arbitration provisions of the conversion services agreements. The court further ordered that PGET and the project subsidiaries continue to perform their obligations under the conversion services agreements during the pendency of the disputes and the arbitration proceedings. On March 7, 2003, PGET filed an emergency motion to stay the court's ruling, which compels performance pending their appeal of the Circuit Court ruling in the Court of Special Appeals of Maryland. This motion was denied on March 11, 2003. In April 2003, the Court of Special Appeals of Maryland by its own motion removed PGET's appeal of the lower court ruling to the Court of Appeals of Maryland. On March 24, 2003, PGET issued a Demand for Arbitration to resolve the disputes. In accordance with the terms of the conversion services agreements, three arbitrators are to be designated to resolve these disputes. The American Arbitration Association has confirmed the designated arbitrators. Through the NEG/PGET Chapter 11 filing in the United States Bankruptcy Court on July 8, 2003, our project subsidiaries performed their obligations and PGET performed certain of their obligations under the conversion services agreements. Both the arbitration and the Maryland State court proceedings have been stayed by order of the bankruptcy court. In the event arbitration is allowed to proceed and our project subsidiaries are unsuccessful and the conversion services agreements are found to have been terminated on March 6, 2003, our project subsidiaries may be required to reimburse PGET for purchase of test gas, net of revenues from the sale of test energy.

     Sterlington Facility

          Our 50%-owned project affiliate is currently in default under its non-recourse project loan agreements as a result of the credit ratings of Dynegy, the guarantor of the conversion services agreement at our Sterlington facility, being downgraded during July 2002 below investment grade creating a purchaser event of default under our conversion services agreement. During October 2002, our Sterlington project affiliate and the project lenders amended the non-recourse loan agreement to require all excess cash generated by the facility to be utilized to repay the outstanding borrowings on a quarterly basis during the remaining term of the Sterlington facility's loan agreement (through August 2007). Management does not expect to receive distributions from this project affiliate until the non-recourse project debt can be refinanced. Until then the project lenders continue to have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. The project lender to this facility is able to satisfy this obligation with the Sterlington facility's project assets only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy the project affiliate's debt. The Company accounts for this project using the equity method of accounting, and our proportional interest in the facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's investment in this project was approximately $9.8 million as of June 30, 2003. As a result of the Sterlington debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in the Sterlington financial statements for the year ended December 31, 2002 that triggered an additional event of default under the Sterlington non-recourse loan agreement during April 2003.

     Dominican Republic Facility

          Our 65%-owned project subsidiary that owns our Dominican Republic facility has notified the power purchaser, Corporación Dominicana de Electricidad ("CDE"), on several occasions since the facility achieved commercial operations in March 2002 of events of default under the power purchase agreement based on CDE's failure to pay amounts due for the sale of capacity and electricity (collectively, the "Payment Defaults"). We have notified the State of the Dominican Republic ("SDR"), the guarantor of CDE's payment obligations, of defaults under the project subsidiary's implementation agreement with the SDR related to a portion of these amounts overdue by CDE (the "SDR Defaults"). During July 2003, CDE and the SDR made payments aggregating $45.0 million to our project subsidiary curing all existing Payment Defaults and SDR Defaults.

          As a result of certain Payment Defaults and SDR Defaults existing at the time, we were unable to convert the construction loans to term loans by March 28, 2003. This failure to convert created an event of default under our project subsidiary's non-recourse loan agreement and the lenders currently have the right to exercise all remedies available to them including foreclosing upon and taking possession of all project assets. As a result of the Dominican Republic debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in the Dominican Republic financial statements for the year ended December 31, 2002 that triggered an additional event of default under the Dominican Republic non-recourse loan agreement during April 2003. As a result of this event of default, this non-recourse project debt is currently callable and has been classified as a current liability in our consolidated financial statements as of June 30, 2003. The project lender to this facility is able to satisfy this obligation with the Dominican Republic facility's project assets only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy their debt. Until these events of default under the project loan agreement are cured and as long as the borrowings remain construction loans, our project subsidiary will be unable to make distributions to Cogentrix Energy or our partner. Continued slow payment by CDE and the SDR in the future may increase our project subsidiary's working capital needs and delay distributions to Cogentrix Energy or our partner. We are currently negotiating with the project lender to obtain permanent waivers related to these remaining defaults and obtain approval to convert the construction loans to term loans. We are unable to provide any assurance that the project lenders will waive the remaining events of default or approve the conversion of the construction loans.

     Cogentrix Eastern America

          Our intermediate, wholly-owned subsidiary, Cogentrix Eastern America, Inc. ("Eastern America"), which was formed to hold interests in twelve electric generating facilities acquired in 1998 and 1999, has a credit facility with a financial institution consisting of a term loan with principal payments due quarterly through the final maturity date of September 30, 2005. The total outstanding borrowings were $56.5 million as of June 30, 2003. The Eastern America credit facility is secured by, among other things, a pledge of the Eastern America capital stock and the capital stock of the project subsidiaries that hold the Company's investment in our Northampton and Logan projects as well as the dividends, distributions and other payments made to us by the Northampton, Logan, Indiantown and Carneys Point projects. The credit agreement, as amended, requires Eastern America to continue to accumulate in escrow, the distributions received from these four project affiliates (collectively, the "Significant Affiliates"). If certain conditions exist at February 15, 2004 at certain of the Significant Affiliates which prevent those Significant Affiliates from making distributions to Eastern America (the "Eastern America Distribution Restrictions"), the entire amount held in escrow and, as long as any such conditions exist, any future distributions from those Significant Affiliates will be used to prepay debt at the next quarterly distribution date. If at February 15, 2004, these conditions do not exist and the Significant Affiliates are able to make distributions to Eastern America, the remaining amount in escrow can be distributed to Eastern America and ultimately to Cogentrix Energy. In addition, if an event of default occurs under the project loan agreements for certain of Eastern America's project affiliates, a corresponding event of default would be triggered under the Eastern America credit agreement.

     Indiantown Facility

          During November and December 2002, certain letters of credit posted to secure certain of the Indiantown facility's operating obligations were drawn upon and converted to loans ("L/C Loans") when the bank that provided these letters of credit did not extend the terms of these letters of credit past their original expiration date. The Indiantown facility will be prohibited from making distributions to Eastern America (and ultimately, to Cogentrix Energy) until these L/C Loans (currently $10.0 million) are repaid in full or replacement letters of credit are obtained.

          The Indiantown facility also has posted a letter of credit in the amount of approximately $29.9 million which, together with cash in the debt service reserve account, represents the required debt service reserve. The bank that issued this letter of credit has notified the Indiantown facility of its intention not to extend the term of this letter of credit, which is due to expire in November 2005. As a result, unless a replacement letter of credit provider is obtained, the Indiantown facility will be prohibited from making distributions to Eastern America (and ultimately, to Cogentrix Energy) until the Indiantown facility has fully funded the debt service reserve account. The remaining balance to be funded into this reserve account is approximately $23.9 million.

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

Newly Adopted Accounting Pronouncements

          On January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to legal obligations to retire and remove assets used in their business. We identified obligations to remove or dismantle certain facilities under the terms of these facilities' land leases or, in the case of one facility, under a development agreement. We developed cost estimates representing the future cost to dismantle and remove these facilities at the end of the respective lease term or useful life. The future cost to dismantle and remove these facilities has been discounted to its present value, and the related asset and liability have been recorded on the balance sheet as of January 1, 2003. The asset will be depreciated over the life of the asset and the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. As of January 1, 2003, we recorded an expense of $1.0 million, net of tax, related to these obligations as a cumulative effect of an accounting change in the accompanying consolidated condensed financial statements. This amount represents the cumulative accretion expense and depreciation expense which would have been recorded had the accounting pronouncement been applied since the retirement obligation was created. The adoption of this pronouncement had no impact on our cash flows.

          On January 1, 2003, we adopted SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. During the first quarter of 2003, we recognized a gain of approximately $1.3 million related to the repurchase of approximately $5.9 million Cogentrix Energy's senior unsecured notes due 2004. In accordance with SFAS No. 145, this gain is included in other income in our condensed consolidated financial statements. In addition, SFAS No. 145 rescinds SFAS No. 4 and the related required classification gains and losses from extinguishment of debt as extraordinary items under certain circumstances. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions related to SFAS No. 13 are applicable for transactions occurring after May 15, 2002.

          On January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our adoption of this statement did not have an impact on our financial condition or results of operations.

          In December 2002, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on our consolidated financial statements.

          The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on July 1, 2003 and this adoption did not have a material impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

          Some of our facilities that recently achieved commercial operations have conversion services arrangements in place to minimize the impact of fluctuating fuel prices. Under these conversion services arrangements, each conversion services purchaser is typically obligated to supply and pay for fuel necessary to generate the electrical output expected to be dispatched by the conversion services purchaser.

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

     Interest Rate Sensitivity

          We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of June 30, 2003, there have been no significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

Item 4.  Controls and Procedures

          Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, these officers have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Cogentrix Energy (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act. No change in our internal control over financial reporting was made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Claims Asserted by City of Jenks against our Jenks, Oklahoma Facility

          In October 2002, the City of Jenks, Oklahoma filed a petition in the District Court for Tulsa County, State of Oklahoma against our indirect, wholly-owned subsidiary, Green Country Energy, LLC ("Green Country"), which owns our Jenks facility. The petition also names as defendants the counterparty under the conversion services agreement for this facility, Exelon Generation Company, LLC ("Exelon"), and a third party that transports natural gas on behalf of Exelon. The City of Jenks claims that Green Country is liable for failure to pay an annual gross receipts tax of 2% on sales of electricity and that Green Country and the other defendants are also liable to the City of Jenks for failure to pay a pipeline capacity permit fee of 3% of the purchase price of natural gas transported to the Jenks facility. In conjunction with the Green Country sale transaction (see "Liquidity and Capital Resources - Sale of Interest in Our Jenks Facility"), Green Country entered into a settlement agreement with the City of Jenks whereby Green Country paid a one-time lump sum payment of $3.0 million, in exchange for being dismissed from the lawsuit and released from all past and future gross receipt tax and capacity permit fees.

          Letter of Credit Draw Litigation - Jenks, Oklahoma Facility

          To support the obligations of National Energy Production Company ("NEPCO"), the contractor initially engaged to construct our Jenks facility, Bayerische Hypo-und Vereinsbank AG ("HVB") issued a $39.0 million letter of credit for our benefit related to the construction of the Jenks facility. During February 2001, HVB sold and transferred, without recourse, an undivided 100% interest in this letter of credit to Banca Nazionale del Larvaro SPA ("BNL") under a participation agreement executed by HVB and BNL. Our project subsidiary drew this $39.0 million letter of credit in December 2001, after NEPCO failed to meet certain obligations under the construction contract. When HBV requested reimbursement for the amount drawn from BNL pursuant to the participation agreement, BNL refused to pay. In response, HBV filed an action in the Supreme Court of the State of New York in December 2001, against BNL for reimbursement of the $39.0 million plus costs and attorneys fees for breach of the participation agreement. In February 2002, BNL filed a third-party complaint against Green Country, Cogentrix Energy, NEPCO and Green Country's administrative agent for its outstanding indebtedness seeking recovery from each of them of the $39.0 million, plus interest, attorneys' fees and other unspecified damages. The case was removed to the United States Bankruptcy Court, Southern District of New York, in July 2002. On May 16, 2003, the court granted summary judgment in favor of HVB against BNL, and BNL has reimbursed HVB the full $39.0 million. We believe that Cogentrix Energy and Green Country each have meritorious defenses to these claims and intend to contest them vigorously.

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

          During February 2003, Westdeutsche Landesbank Girozentrale ("WestLB") commenced an action in the United States District Court, Southern District of New York against Quachita arising out of Quachita's draw in May 2002 on a $16.2 million letter of credit that WestLB issued to support certain obligations of NEPCO related to the construction of the Sterlington facility. The complaint alleges that the draw was improper and that the contractual conditions allowing this draw to be made had not been met. On May 9, 2003, Quachita filed a motion to have this case referred to the United States Bankruptcy Court, Southern District of New York which is still pending decision. We believe that Quachita has meritorious defenses to WestLB's claims and intend to contest them vigorously.

     PGET Arbitration - Southaven and Caledonia Facilities

          For discussion of this matter, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Southaven and Caledonia Facilities PGET Arbitration."

     Other Routine Litigation

          In addition to the litigation described above, we experience other routine litigation in the normal course of business. We do not believe that any of this routine litigation, if decided adversely to us, would have a material adverse impact on our consolidated financial position or results of operations.

Item 5.  Other Information

          On August 14, 2003, we executed an agreement with David J. Lewis, Chief Executive Officer and Chairman (the "Agreement"), which provided by mutual agreement for David J. Lewis' separation from employment with and resignation as Chief Executive Officer of the Company, effective immediately. Pursuant to the Agreement, Mr. David J. Lewis will be entitled to receive separation compensation of $1.8 million per year plus benefits for a period of five years. Mr. David J. Lewis, as a function of his 18 years with the Company, is also entitled under the Company's profit sharing program to receive severance payments aggregating approximately $3.3 million payable over 21 months. Pursuant to the Agreement, Mr. David J. Lewis will continue to serve as Chairman of the Company. The Company's execution of the Agreement was preceded by unanimous Shareholder approval and authorized by a resolution of the Board of Directors of the Company at the quarterly meeting on August 14, 2003. At the same meeting, by resolution of the Board of Directors, Mr. James E. Lewis was appointed Chief Executive Officer of the Company effective immediately.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Cogentrix Energy, Inc. (3.1) [1]
3.2	Amended and Restated Bylaws of Cogentrix Energy, Inc., as amended. (3.2) [5]
4.1	Indenture, dated as of March 15, 1994, between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note (4.1) [2]
4.2	Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note (4.2) [3]
4.3	First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.3) [3]
4.4	Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) [4]
10.1	Amended and Restated Purchase Agreement among Cogentrix of Oklahoma, Inc., Green Country Energy, LLC and Green Country Holding LLC, dated as of April 11, 2003
10.2	Seller Guaranty, dated as of June 4, 2003, of Cogentrix Energy, Inc. in favor of Green Country Holding LLC
10.3	Seller Indemnification Agreement Guaranty, dated as of June 4, 2003 of Cogentrix Energy, Inc. in favor of Aircraft Services Corporation and General Electric Credit Corporation of Tennessee
10.4	Cogentrix Indemnity Agreement entered into effective as of June 4, 2003 by and among Cogentrix Energy, Inc., Green Country Energy, LLC and The Bank of New York
31.1 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

       One report on Form 8-K was filed during the quarter covered by this report.

Current report on Form 8-K, dated May 29, 2003, regarding the sale of interest in Green Country Energy, LLC and activity related to the corporate credit facility.
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
August 19, 2003	COGENTRIX ENERGY, INC. (Registrant) /s/ Thomas F. Schwartz Thomas F. Schwartz Group Senior Vice President and Chief Financial Officer (Principal Financial Officer)