Form 10-Q
period 2003-09-30
COGENTRIX ENERGY INC
filed 2003-11-14
CIK 917711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

September 30, 2003

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
☒ Yes       ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act).
☐  Yes       ☒  No

Number of shares of Common Stock, no par value, outstanding at November 14, 2003:  282,000

COGENTRIX ENERGY, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002
(Dollars in thousands)
(Unaudited)
	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 110,922	$ 71,158
Restricted cash	75,544	58,566
Accounts receivable	74,918	111,325
Inventories	32,974	32,392
Assets of discontinued operations (Note 4)	483,197	-
Other current assets	9,861	8,558
Total current assets	787,416	281,999
NET INVESTMENT IN LEASES	492,921	496,496
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $371,727 and $352,189, respectively	1,125,638	1,054,208
LAND AND IMPROVEMENTS	12,119	15,096
CONSTRUCTION IN PROGRESS	-	839,075
DEFERRED FINANCING COSTS,
net of accumulated amortization of $40,486 and $44,163, respectively	44,322	50,550
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	373,984	345,067
TURBINES AND OTHER EQUIPMENT	145,863	130,053
OTHER ASSETS	65,896	71,927
	$ 3,048,159	$ 3,284,471
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$ 84,489	$ 139,472
Non-recourse project financing debt in default, currently callable (Note 7)	544,344	948,922
Accounts payable	32,218	35,517
Accrued compensation	11,530	11,135
Accrued interest payable	22,321	10,521
Accrued construction costs	-	58,186
Liabilities of discontinued operations (Note 4)	491,120	-
Other accrued liabilities	41,578	14,546
Total current liabilities	1,227,600	1,218,299
LONG-TERM DEBT	1,237,125	1,536,750
DEFERRED INCOME TAXES	163,546	149,805
MINORITY INTERESTS	129,540	130,693
OTHER LONG-TERM LIABILITIES	42,222	29,592
	2,800,033	3,065,139
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, no par value, 300,000 shares authorized;
282,000 shares issued and outstanding	130	130
Notes receivable from shareholders	(7,406)	(7,627)
Accumulated other comprehensive loss	(12,868)	(17,220)
Accumulated earnings	268,270	244,049
	248,126	219,332
	$ 3,048,159	$ 3,284,471

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated financial statements.
COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)
(Dollars in thousands, except share and earnings per common share amounts)

Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	2003	2002

OPERATING REVENUES:
Electric	$ 82,723	$ 112,542	$ 221,270	$ 302,531
Steam	6,591	7,060	22,998	23,203
Lease	16,197	30,786	73,791	85,627
Service	21,213	14,659	59,355	40,196
Other	2,308	2,804	13,427	10,322
	129,032	167,851	390,841	461,879
Income from unconsolidated investment in power projects	15,503	13,063	40,842	30,348
Gain on sale of project interest, net of transaction costs	1,160	1,450	60,479	1,450

OPERATING EXPENSES:
Fuel	38,534	45,849	107,634	118,260
Cost of service	19,805	14,950	55,231	42,275
Operations and maintenance	24,322	26,754	70,262	75,991
General, administrative and development expenses	15,273	16,664	29,326	51,500
Acquisition-related costs, net of recoveries	95	(1,766)	95	7,410
Depreciation and amortization	15,672	17,338	44,976	50,879
	113,701	119,789	307,524	346,315
Operating income	31,994	62,575	184,638	147,362

OTHER INCOME (EXPENSE):
Interest expense	(30,879)	(31,862)	(93,192)	(90,878)
Investment income and other, net	695	627	3,484	1,992

Income before minority interests in income, benefit (provision) for income taxes, discontinued operations and cumulative effect of changes in accounting principle	1,810	31,340	94,930	58,476
Minority interest in income	(2,046)	(4,333)	(5,883)	(12,074)
Income (loss) before benefit (provision) for income taxes, discontinued operations and cumulative effect of changes in accounting principle	(236)	27,007	89,047	46,402
Benefit (provision) for income taxes	50	(10,478)	(34,703)	(18,002)
Income (loss) before discontinued operations and cumulative effect of changes in accounting principle Discontinued operations, net of tax benefit (Note 4)	(186) (3,347)	16,529 (111)	54,344 (29,085)	28,400 (201)
Cumulative effect of changes in accounting principle, net of benefit (provision) for income taxes	-	-	(1,038)	596
NET INCOME (LOSS)	$ (3,533)	$ 16,418	$ 24,221	$ 28,795

EARNINGS (LOSS) PER COMMON SHARE: Income (loss) before discontinued operations and cumulative effect of changes in accounting principle	$ (0.66)	$ 58.61	$ 192.71	$ 100.71
Discontinued operations Cumulative effect of changes in accounting principle	(11.87) -	(0.39) -	(103.14) (3.68)	(0.71) 2.11
Net income (loss) Dividends declared per common share	$ (12.53) $ -	$ 58.22 $ -	$ 85.89 $ -	$ 102.11 $ 47.84
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	282,000	282,000	282,000	282,000

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated financial statements.
COGENTRIX ENERGY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 24,221	$ 28,795
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sale of project interest	(60,479)	(1,450)
Loss on disposal of facility	23,491	-
Cumulative effect of accounting changes	1,038	(596)
Gain on early extinguishment of debt	(1,288)	-
Depreciation and amortization	44,976	50,879
Deferred income taxes	26,419	16,452
Minority interests in income of joint venture	5,883	12,074
Equity in net income of unconsolidated affiliates	(40,842)	(30,348)
Dividends received from unconsolidated affiliates	16,023	17,714
Minimum lease payments received	84,321	81,242
Amortization of unearned lease income	(73,791)	(85,627)
(Increase) decrease in accounts receivable	29,620	(29,096)
(Increase) decrease in inventories	(2,995)	2,954
Decrease in accounts payable	(2,906)	(985)
Increase in accrued liabilities	47,487	6,754
Increase (decrease) in other, net	(11,437)	4,775
Net cash flows provided by operating activities	109,741	73,537

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(1,982)	(29,924)
Proceeds from sale of project interests, net of litigation reserve (in 2003) and transaction costs	81,716	300
Investments in unconsolidated affiliate	(8,621)	(5,020)
Construction in progress, project development costs and turbine additions	(178,537)	(418,120)
(Increase) decrease in restricted cash	(24,858)	37,178
Net cash flows used in investing activities	(132,282)	(415,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term debt	160,245	406,240
Repayments of notes payable and long-term debt	(88,405)	(80,915)
Dividends paid to, net of investments from, minority interests	(7,206)	5,080
Increase in deferred financing costs	(2,550)	(1,489)
Shareholder notes receivable payments (borrowings)	221	(2,119)
Common stock dividends paid	-	(13,491)
Net cash flows provided by financing activities	62,305	313,306

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,764	(28,743)

CASH AND CASH EQUIVALENTS, beginning of period	71,158	170,656

CASH AND CASH EQUIVALENTS, end of period	$ 110,922	$ 141,913

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

          Information presented as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and 2002 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

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

          The Company's independent auditors expressed a going concern uncertainty in their report on the Company's consolidated financial statements for the year ended December 31, 2002 as a result of the scheduled maturity of Cogentrix Energy's previously existing corporate credit facility on October 29, 2003. The going concern uncertainty triggered an event of default under Cogentrix Energy's corporate credit facility. On October 28, 2003, Cogentrix Delaware Holdings, Inc. ("CDH"), a wholly-owned subsidiary of Cogentrix Energy, executed a credit agreement with a syndicate of lenders (the "CDH Credit Facility") whereby the CDH Credit Facility was utilized to prepay in full all obligations outstanding under the Cogentrix Energy corporate credit facility (see Note 6). Concurrent with the execution of the CDH Credit Facility, Cogentrix Energy's corporate credit facility was terminated.

          Cogentrix Energy is a management company that derives cash flow from its subsidiaries. Management of the Company believes that cash currently on hand, remaining expected 2003 cash flows from these subsidiaries and available commitments under the CDH Credit Facility will be adequate for Cogentrix Energy to meet its non-contingent contractual obligations and its other 2003 operating obligations including debt service on its senior unsecured notes due 2004 and 2008, interest and fees related to the CDH Credit Facility and recurring general and administrative costs. However, this belief is based on a number of material assumptions, including, without limitation, the continuing ability of the Company's subsidiaries to pay dividends, management fees and other distributions. There is no assurance that these sources will be available when needed or that Cogentrix Energy's actual cash requirements will not be greater than anticipated.

          The Company's Southaven, Caledonia and Dominican Republic facilities are in default of their senior, non-recourse project debt of approximately $319.8 million, $482.3 million and $224.6 million as of September 30, 2003, respectively, as a result of the factors described in Note 7. As a result, these facilities' non-recourse project debt is callable and has been classified as a component of current liabilities in the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002. See Note 4 for additional discussion regarding the Caledonia facility. The project lenders are not obligated to continue funding draws and have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets. Until the events of default under the applicable project loan agreements are cured, our project subsidiaries will be unable to make any distributions to Cogentrix Energy or the Company's partners. These projects could remain in default for an extended period of time until the events of default are waived by the lenders, the project loan agreements are refinanced or a replacement conversion services or power purchase agreement is provided. However, there can be no assurances that the Company will be able to enter into a replacement conversion services or power purchase agreement, to refinance the project loan agreements or that the lenders will waive the events of default. The project lender to each of these facilities is able to satisfy this obligation with the applicable project's assets only (total assets of approximately $463.5 million, $483.2 million and $324.0 million as of September 30, 2003, respectively) and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation. While these lenders do not have direct recourse to Cogentrix Energy, these defaults may still have important consequences for our results of operations and liquidity, including, without limitation:
-	reducing Cogentrix Energy's cash flows since these projects will be prohibited from distributing cash to Cogentrix Energy or the Company's partners during the pendency of any default; and
-

causing the Company to record a loss in the event the lenders foreclose on the assets at the Southaven or Dominican Republic facilities (see Note 4 for additional discussion regarding the Caledonia facility).

2.   Accounting Pronouncements

          On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to legal obligations to retire and remove assets used in their business. The Company identified obligations to remove or dismantle certain facilities under the terms of these facilities' land leases or, in the case of one facility, under a development agreement. The Company developed cost estimates representing the future cost to dismantle and remove these facilities at the end of the respective lease term or useful life. The future cost to dismantle and remove these facilities has been discounted to its present value, and the related asset and liability have been recorded on the balance sheet as of January 1, 2003. The asset will be depreciated over the life of the asset and the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. As of January 1, 2003, the Company recorded an expense of $1.0 million, net of tax, related to these obligations as a cumulative effect of a change in accounting principle in the accompanying consolidated financial statements. This amount represents the cumulative accretion expense and depreciation expense which would have been recorded had the accounting pronouncement been applied since the retirement obligation was created. The proforma effect of this change in accounting principle was not significant to the prior periods presented.

          The following table represents the details of the Company's asset retirement obligations which are included in other long-term liabilities in the accompanying consolidated balance sheets (dollars in thousands):
Balance, December 31, 2002 Liabilities recorded at adoption Liabilities settled Additional liabilities incurred Accretion Other Cash flow revisions Balance, September 30, 2003	$ - 1,670 - 1 106 (3) - $1,774

         On January 1, 2003, the Company adopted SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 4 had required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification gains and losses from extinguishment of debt as extraordinary items under certain circumstances. During the first quarter of 2003, the Company recognized a gain of approximately $1.3 million related to the repurchase of approximately $5.9 million Cogentrix Energy's senior unsecured notes due 2004. In accordance with SFAS No. 145, this gain is included in other income in the accompanying consolidated financial statements. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions related to SFAS No. 13 are applicable for transactions occurring after May 15, 2002.

          On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of this statement did not have an impact on the Company's financial position, results of operations or cash flows.

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

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities and activities of another entity or arrangement it is involved with. FIN 46 notes that many of what are now referred to as "variable interest entities" have commonly been referred to as special-purpose entities or off-balance sheet structures. However, the Interpretation's guidance is to be applied to not only these entities but to all entities and arrangements found within a company. FIN 46 provides some general guidance as to the definition of a variable interest entity. The Company is currently evaluating all entities and arrangements it is involved with to determine if they meet the FIN 46 criteria as variable interest entities.

          The Company generally consolidates certain entities in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is now referred to as the "primary beneficiary" of that entity.

          The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Company between February 1, 2003 and September 2003. The consolidation requirements apply to variable interest entities created before January 31, 2003, no later than the end of the first annual reporting period beginning after June 15, 2003 for all non-public entities, as defined by the FASB. The Company is considered a non-public entity as defined by the FASB, so these requirements are effective for the Company in the fourth quarter of 2004. Certain new and expanded disclosure requirements must be applied to the Company's September 30, 2003 disclosures if there is an assessment that it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest equity when FIN 46 becomes effective. The Company is currently evaluating the impacts of FIN 46's initial recognition, measurement and disclosure provisions on its consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's financial position, results of operations or cash flows.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003 and this adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

          On January 1, 2003, the Company changed its estimate of the useful lives of its Roxboro and Southport facilities to 30 years. This change resulted in a reduction of depreciation expense for the nine and three months ended September 30, 2003 of $6.5 million and $2.2 million, respectively, as compared to the same periods in 2002.

3.   Proposed Sale of Cogentrix Energy

          On October 17, 2003, Cogentrix Energy and its shareholders entered into an agreement with GS Power Holdings, LLC, a wholly-owned subsidiary of The Goldman Sachs Group, Inc. ("Goldman") to sell 100% of the outstanding common stock of Cogentrix Energy (the "Goldman Transaction"). The Goldman Transaction provides for a purchase price payable to the shareholders of Cogentrix Energy of $115.5 million. The Goldman Transaction is subject to certain conditions and requires certain approvals and consents. There can be no assurances that these conditions will be satisfied and the sale of the common stock will be completed.

          One of the conditions precedent to the closing of the Goldman Transaction is the disposition of substantially all assets and assumption of substantially all of the third party liabilities of ReUse Technology, Inc., an indirect wholly-owned subsidiary of Cogentrix Energy. The Company has executed an asset purchase agreement with a third party and this transaction is scheduled to close in November 2003. The Company estimates it will recognize a loss of approximately $6.7 million related to this sale in the fourth quarter. There can be no assurances that the conditions to this agreement will be satisfied and that the sale will be completed.

4.   Impairment of Long-Lived Assets

          Turbines and Other Equipment - The Company currently has three sets of turbines and partially completed heat recovery steam generators ("HRSG") with an original intent of placing this equipment in a new electric generating facility. During 2002, management of the Company reassessed the utilization of this equipment and currently intends to place two of three turbine and HRSG sets in the expansion of one of the Company's existing facilities or a new development project. The Company has prepared a cash flow model for this expansion project, including the costs to place this equipment in service, and has concluded that the undiscounted cash flows from this expanded facility will be adequate to recover the carrying value of two sets of turbines and HRSGs, including the capital cost to place this equipment in service. Accordingly, under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the carrying value of these two sets of turbines and HRSGs are deemed to be recoverable, and no impairment charge is warranted. A third turbine and HRSG set was written down to fair market value during the fourth quarter of 2002 due to the uncertainty regarding placement into a new or existing project. The value of this third turbine and partially completed HRSG set continues to approximate fair value and no additional impairment charge is warranted as of September 30, 2003. As of September 30, 2003, the revised net book value of the three sets of turbines and HRSGs was $145.9 million. Although the Company is attempting to place the two turbine and HRSG sets in the expansion of one of the Company's existing projects or a new development project, the Company cannot provide any assurances that we will be able to place this equipment. In the event the Company is unsuccessful, the carrying value of this equipment may be further impaired and consequently the Company's results of operations would be adversely affected. In addition, the Company is unable to provide any assurances that Goldman, after consummation of the Goldman Transaction, will continue to hold this equipment or place it in the expansion of an existing project or a new development project. In the event Goldman has different intentions with respect to the use of this equipment, the carrying value of this equipment may become impaired and consequently the Company's results of operations would be adversely affected.

          Southaven Facility - The Company's project subsidiary which owns the Southaven facility is currently in default of its project loan agreement as a result of the earlier downgrade of the credit rating of PG&E National Energy Group, Inc. ("NEG") and the guarantor of the facility's then existing conversion services purchaser, PG&E Energy Trading-Power, L.P. ("PGET") as discussed in Note 7. During July 2003, NEG and certain of its subsidiaries, including PGET, voluntarily filed for protection from their creditors under Chapter 11 of the United States Bankruptcy Code (the "NEG Bankruptcy"). On August 4, 2003, the bankruptcy court approved the rejection of the Southaven conversion services agreement by PGET as an executory contract.

          The Company's project subsidiary began operating this facility as a merchant plant during July 2003 under an agreement with a third party whereby the third party will provide power marketing and fuel procurement and related services for the Southaven facility. The Company has prepared a merchant cash flow model for the facility and has concluded as of September 30, 2003 that the undiscounted cash flows from the facility will be adequate to recover the carrying value of its long-lived assets. Accordingly, under the provisions of SFAS No. 144, the carrying value of the long-lived assets is deemed to be recoverable, and no impairment charge is warranted as of September 30, 2003. However, the Company cannot provide any assurances that the actual cash flows from merchant plant operation will be adequate to recover the carrying value of the facility's long-lived assets. In the event the Company is unsuccessful, the carrying value of these long-lived assets may become impaired and consequently the Company's results of operations would be adversely affected. In addition, these long-lived assets may become impaired as a result of certain conditions discussed in Note 7. In addition, the Company is unable to provide any assurance that Goldman, after consummation of the Goldman Transaction, will continue to operate this facility as a merchant facility. In the event Goldman has different intentions with respect to the use of the facility, the Southaven project's long-lived assets may become impaired and consequently, the Company's results of operations would be adversely affected.

          Caledonia Facility - The Company's project subsidiary which owns the Caledonia facility is currently in default of its project loan agreement as a result of the earlier downgrade of the credit rating of NEG and the guarantor of the facility's then existing conversion services purchaser, PGET, as discussed in Note 7. The Company and the lender to the Caledonia facility executed an agreement in October 2003, whereby the project lender will purchase the Company's ownership interest in the Caledonia facility in exchange for the project lender assuming all obligations of the Caledonia project, including long-term debt, and releasing the Company from all additional security obligations under the project loan agreement (the "Caledonia Sale Agreement"). This transaction is anticipated to close during November 2003. A wholly-owned subsidiary of the Company will continue to operate the Caledonia facility subsequent to the ownership transfer. The Company's subsidiary and the project lender each has the ability to terminate the operations agreement with 90 and 30 days notice, respectively. Accordingly, under the provisions of SFAS No. 144, the Caledonia facility was classified as assets of discontinued operations and the carrying value of the facility's long-lived assets was written down to their fair value during the second quarter of 2003 in conjunction with the execution of a term sheet outlining the initial terms to the Caledonia Sale Agreement. The Company recorded a pre-tax charge of approximately $38.1 million related to this impairment which is included in discontinued operations in the consolidated statements of operations. The components of discontinued operations are as follows (dollars in thousands):
	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Loss on disposal of facility	$ -	$ -	$38,086	$ -
Income tax benefit on disposal	-	-	(14,595)	-
Loss on discontinued operations	5,404	180	9,013	325
Income tax benefit on discontinued operations	(2,057)	(69)	(3,419)	(124)
Discontinued operations	$ 3,347	$ 111	$29,085	$ 201

          The major components of assets and liabilities of discontinued operations as of September 30, 2003 are as follows (dollars in thousands):

September 30, 2003
Current assets Property, plant and equipment Other non-current assets Assets of discontinued operations	$ 4,260 461,141 17,796 $483,197

September 30, 2003
Project financing debt in default, currently callable Other current liabilities Other long-term liabilities Liabilities of discontinued operations	$482,305 2,930 5,885 $491,120

5.   Sale of Project Interest

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

          In connection with the refinancing and sale of the Green Country interest, GESF and the financial institutions providing the refinancing required that Cogentrix Energy and Cogentrix of Oklahoma provide certain guarantees and indemnities pursuant to the Purchase Agreement and other related transaction agreements. The Cogentrix Energy guarantees and indemnities relate to any costs or expenses arising from: (1) the Jenks LC Litigations (see Note 8) and (2) any claim arising out of a breach of representations and warranties made under the Purchase Agreement. The Cogentrix of Oklahoma indemnities relate to any claims, costs or expenses arising from (1) the Jenks LC Litigation (see Note 8), (2) a performance guarantee for services provided to Green Country by a Cogentrix Energy affiliate, and (3) any claim arising out of a breach of representations and warranties made under the Purchase Agreement. In connection with the sale of Green Country, Cogentrix of Oklahoma agreed to escrow (the "Litigation Escrow") a portion of the sale proceeds until final and non-appealable resolution of the Jenks LC Litigation has been reached. These escrow funds have been included as restricted cash and other current liabilities in the accompanying consolidated balance sheet.

          The sale proceeds received by Cogentrix Energy, net of the Litigation Escrow, Cogentrix of Oklahoma capital contribution required upon refinancing, and transaction costs were approximately $71.6 million. Cogentrix Energy utilized $50.0 million of these proceeds to repay borrowings outstanding under the then existing Cogentrix Energy corporate credit facility. The Company recorded a gain of approximately $58.8 million which is included in gain on sale of project interest, net of transaction costs in the consolidated statements of operations.

6.   Credit Facility Refinancing

          The CDH Credit Facility, which was executed on October 28, 2003, provides CDH an approximately $192.0 million commitment, consisting of a $40.0 million revolving credit facility, $10.0 million of tranche A term loans, $78.7 million of tranche B term loans, $48.1 million of tranche C term loans and $15.2 million of tranche D letters of credit and term loans and has a final maturity of January 31, 2006. The CDH Credit Facility refinances CDH's guarantee (the "CDH Guarantee") of commitments under the Third Amended and Restated Credit Agreement dated as of September 14, 2000 among CEI, and a syndicate of lenders (the "Corporate Credit Facility"). The CDH Credit Facility was utilized to prepay in full all obligations outstanding under the Corporate Credit Facility ($145.0 million outstanding as of September 30, 2003). Concurrently with the execution of the CDH Credit Facility, both the Corporate Credit Facility and the CDH Guarantee were terminated.

          The CDH Credit Facility is secured by a pledge of the capital stock of, a security interest in the assets of and/or guarantees by certain direct and indirect subsidiaries of CDH, as well as a security interest in the assets of CDH. Borrowings under the CDH Credit Facility accrue interest at a rate of LIBOR plus 4.75% per annum and the fee for letters of credit outstanding thereunder is 4.75% per annum.

          In connection with the payoff and termination of the Corporate Credit Facility, Cogentrix Energy has provided guarantees (the "CEI Guarantees") of all obligations under the CDH Credit Facility. The CEI Guarantees of the $40.0 million revolving credit and the $10.0 million tranche A term loans are secured by the assets of Cogentrix Energy and a pledge of the capital stock of its direct subsidiaries, which includes CDH. The CEI Guarantees of the remaining obligations under the CDH Credit Facility are unsecured.

          The provisions of the CDH Credit Facility require Cogentrix Energy and CDH to monitor its daily cash balances. Any cash generated in the normal course of business (as defined in the CDH Credit Facility) in excess of $10.0 million is transferred to a restricted account, and funds accumulated there will be utilized to first repay borrowings, if any, under the revolving credit facility and next to the term loans. Cash proceeds from the sale of project interests or other specified events are utilized first to repay borrowings under the term loans and next to borrowings under the revolving credit facility. All term loan repayments are considered permanent reductions in the term loan commitments. The CDH Credit Facility requires the commitment to be reduced by $7.0 million by January 31, 2005 and an additional $11.0 million by July 31, 2005.

          The CDH Credit Facility contains certain covenants, one of which triggers an event of default upon a change of control of Cogentrix Energy (the "CIC Covenant"). The closing of the Goldman Transaction would constitute a change in control within the meaning of the CIC Covenant and, as such, would be an event of default under the CDH Credit Facility.

7.   Long-Term Debt Defaults

     Project Level Defaults

          As discussed below, the Southaven, Caledonia, Sterlington and Dominican Republic facilities (100%, 100%, 50% and 65%-owned by the Company, respectively) continue to be in default of their non-recourse project loan agreements. As a result, the non-recourse project debt of each of the Southaven, Caledonia and Dominican Republic facilities is callable and has been classified as a component of current liabilities in the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2002. As discussed in Note 4, the Caledonia facility's long-term debt was reclassified as a liability of discontinued operations during the second quarter of 2003. The Company accounts for the Sterlington project using the equity method of accounting and its proportional interest in this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The project lenders to these facilities are not obligated to continue funding draws and have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all of the applicable project assets. Until the events of default under these project loan agreements are cured, the project subsidiaries will be unable to make any distributions from these projects. These projects could remain in default for an extended period of time until the Company can obtain waivers from the lenders, cure the events of default, refinance or restructure the project loan agreements or provide a replacement conversion services or power purchase agreement. However, there can be no assurances that the Company will be able to enter into a replacement conversion services or power purchase agreement, refinance or restructure the project loan agreements, cure the events of default or obtain waivers from the lenders. The project lenders to each facility are able to satisfy the respective obligations with the applicable project's assets (total assets of approximately $1.3 billion as of September 30, 2003) only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation. While these lenders do not have direct recourse to Cogentrix Energy, these defaults may still have important consequences for the Company's results of operations and liquidity, including, without limitation,
1) 2)

reducing Cogentrix Energy's cash flows since these projects will be prohibited from distributing cash to Cogentrix Energy or to its partners during the pendency of any default; and

causing the Company to record a loss in the event the lenders foreclose on the assets at the Southaven, Sterlington or Dominican Republic facilities (see Note 4 for additional discussion regarding the Caledonia facility).

          Caledonia and Southaven Facility Customer Defaults - During August 2002, NEG was downgraded below investment grade which created an event of default by NEG under each facility's then existing separate conversion services agreements (the "NEG Default"). This NEG Default created an event of default under these project subsidiaries' non-recourse loan agreements during February 2003. As a result, the applicable project lenders will not be obligated to continue funding draws and will have the right to exercise all remedies available to them under the applicable project loan agreement, including foreclosing upon and taking possession of all the applicable project assets. As a consequence of these events of default, the aggregate total senior borrowings for the two facilities of $802.1 million and $714.9 million as of September 30, 2003 and December 31, 2002, respectively, are callable and have been classified as a component of current liabilities on the consolidated balance sheets. As a result of the Caledonia and Southaven debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in each project's financial statements for the year ended December 31, 2002 that triggered additional events of default under their non-recourse loan agreements during the second quarter of 2003. In addition, the NEG Bankruptcy and the rejections of the conversion services agreements by the bankruptcy court on August 4, 2003 triggered additional events of default under their non-recourse loan agreements.

          Sterlington Facility Customer Default - During July 2002, Dynegy Holdings, Inc. ("Dynegy"), the guarantor of the conversion services purchaser at our Sterlington facility, was downgraded below investment grade creating a purchaser event of default under the Sterlington facility's conversion services agreement and an event of default under the Sterlington facility's non-recourse project loan agreements. During October 2002, the Company and the project lender amended the loan agreement requiring that all excess cash generated by the facility be utilized to repay the outstanding borrowings under the Sterlington facility's loan agreement on a quarterly basis. The project lenders have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. Dynegy continues to perform pursuant to the terms of the conversion services agreement and is current on its payments due to the Sterlington facility. The Company accounts for this project using the equity method of accounting and its proportional interest in this facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's investment in this project was $15.2 million as of September 30, 2003. As a result of the Sterlington debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in the Sterlington financial statements for the year ended December 31, 2002 that triggered an additional event of default under the Sterlington non-recourse loan agreement during April 2003.

          Dominican Republic Facility Customer Defaults - The Company's project subsidiary which owns our Dominican Republic facility notified the power purchaser, Corporación Dominicana de Electricidad ("CDE"), on several occasions of events of default under the power purchase agreement based on CDE's failure to pay in the time allotted amounts due for the sale of capacity and electricity (the "Payment Defaults"). Under the terms of the project subsidiary's implementation agreement with the State of the Dominican Republic ("SDR"), which guarantees CDE's payment obligations, we demanded that the SDR pay certain of these amounts owed by CDE and, when the SDR failed to do so in the time allotted according to the implementation agreement, notified the SDR that they are in default of the implementation agreement for failing to pay this past due amount by CDE (the "SDR Defaults"). The Company exercised its rights under the power purchase agreement in September 2003 to suspend operation of the facility pending payment of the July 2003 Payment Default and on a continuing basis have suspended operations pending payment of all subsequent Payment Defaults. As of September 30, 2003, CDE owed the Company $23.7 million for the sale of capacity and electricity. Payment Defaults and SDR Defaults currently exist related to $23.7 million and $17.3 million, respectively, of amounts invoiced prior to September 30, 2003.

          Due to certain Payment Defaults and SDR Defaults existing at the time, the Company's project subsidiary could not convert the outstanding borrowings from construction loans to term loans on or before March 28, 2003. This event triggered an event of default under the project loan agreement. The project lenders have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. As a consequence of these events, the total borrowings for the Dominican Republic facility of $224.6 million are callable and have been classified as a current liability on the consolidated balance sheets as of September 30, 2003 and December 31, 2002. As a result of the Dominican Republic facility's debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in the Dominican Republic facility's financial statements for the year ended December 31, 2002 that triggered an additional event of default under the Dominican Republic facility's non-recourse loan agreement during April 2003. The current SDR default also triggered an additional event of default under the Dominican Republic facility's non-recourse loan agreement during October 2003.

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

8.   Claims and Litigation

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

          Letter of Credit Draw Litigation - Jenks, Oklahoma Facility - To support the obligations of National Energy Production Corporation ("NEPCO"), the former construction contractor for several of our new electric generating facilities, Bayerische Hypo-und Vereinsbank AG ("HVB") issued a $39.0 million letter of credit for Green Country's benefit related to the construction of the Jenks facility. During February 2001, HVB sold and transferred, without recourse, an undivided 100% interest in this letter of credit to Banca Nazionale del Larvaro SPA ("BNL") under a participation agreement executed by HVB and BNL. Green Country drew this $39.0 million letter of credit in December 2001, after NEPCO failed to meet certain obligations under the construction contract. When HVB requested reimbursement for the amount drawn from BNL pursuant to the participation agreement, BNL refused to pay. In response, HVB filed an action in the Supreme Court of the State of New York in December 2001, against BNL for reimbursement of the $39.0 million plus costs and attorneys fees for breach of the participation agreement. In February 2002, BNL filed a third-party complaint against Green Country, Cogentrix Energy, NEPCO and Green Country's administrative agent for its then outstanding indebtedness seeking recovery from each of them of the $39.0 million, plus interest, attorneys' fees and other unspecified damages (the "HVB Litigation"). The case was removed to the United States Bankruptcy Court, Southern District of New York, in July 2002. On May 16, 2003, the court granted summary judgment in favor of HVB against BNL, and BNL has reimbursed HVB the full $39.0 million. A motion to dismiss by Green Country, Cogentrix of Oklahoma and Cogentrix Energy was filed on September 26, 2003, and at a scheduling conference on October 2, 2003, the judge scheduled BNL's response to be due on November 21, 2003, and Green Country's reply due by December 19, 2003. Argument has been scheduled for January 7, 2004. The Company believes that Cogentrix Energy and Green Country each has meritorious defenses to these claims and intends to contest them vigorously.

          During December 2002, JP Morgan Chase Bank ("JP Morgan") commenced a separate action in the United States District Court, Southern District of New York against Cogentrix Energy, Green Country and Cogentrix of Oklahoma arising out of a $14.0 million draw Green Country made in December 2001 on a letter of credit that JP Morgan issued on behalf of NEPCO (together with the HVB Litigation, the "Jenks LC Litigations"). This letter of credit was also issued to support certain obligations of NEPCO related to the construction of the Jenks facility. The complaint alleges that the draw was wrongful because the construction of the Jenks facility was completed substantially on time and the draw was a breach of the original NEPCO contract because it did not meet the conditions to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. A motion to dismiss by Green Country, Cogentrix of Oklahoma and Cogentrix Energy was filed May 23, 2003 and set for argument on January 7, 2004. The Company believes that Cogentrix Energy, Green Country and Cogentrix of Oklahoma each has meritorious defenses to these claims and intends to contest them vigorously.

          Letter of Credit Draw Litigation - Sterlington Facility - During December 2002, JP Morgan commenced an action in the United States District Court, Southern District of New York against Cogentrix Energy, Quachita Power, LLC ("Quachita Power"), an indirect, 50%-owned subsidiary of the Company and owner of the Sterlington facility, and Cogentrix Ouachita Holdings, Inc. (the Company's wholly-owned subsidiary which holds a 50% interest in Quachita Power) arising out of a $41.2 million draw in May 2002 on a letter of credit that JP Morgan issued to support certain obligations of NEPCO related to the construction of the Sterlington facility. The complaint alleges that the construction of the Sterlington facility was deliberately delayed by Quachita Power in order to draw on the letter of credit and that the draw was a breach of the original NEPCO contract because the conditions had not been met to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. A motion to dismiss by Quachita Power, Cogentrix Ouachita Holdings, Inc. and Cogentrix Energy was filed May 23, 2003 and set for argument on January 7, 2004. The Company believes that Cogentrix Energy, Quachita Power and Cogentrix Ouachita Holdings, Inc. each has meritorious defenses to these claims and intends to contest them vigorously.

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

          On March 5, 2003, the Circuit Court ruled that PGET was required to comply with the arbitration provisions of the then existing conversion services agreements. The court further ordered that PGET and the project subsidiaries continue to perform their obligations under the then existing conversion services agreements during the pendency of the disputes and the arbitration proceedings. On March 7, 2003, PGET filed an emergency motion to stay the court's ruling, which compels performance pending their appeal of the Circuit Court ruling in the Court of Special Appeals of Maryland. This motion was denied on March 11, 2003. In April 2003, the Court of Special Appeals of Maryland by its own motion removed PGET's appeal of the lower court ruling to the Court of Appeals of Maryland. On March 24, 2003, PGET issued a Demand for Arbitration to resolve the disputes. In accordance with the terms of the then existing conversion services agreements, three arbitrators were designated to resolve these disputes and have been confirmed by the American Arbitration Association. Through the NEG Bankruptcy on July 8, 2003, the Company's project subsidiaries performed their obligations and PGET performed certain of their obligations under the then existing conversion services agreements (see additional information related to the rejection of these contracts in Note 4). Both the arbitration and the Maryland State court proceedings have been stayed by order of the bankruptcy court. In the event arbitration is allowed to proceed and our project subsidiaries are unsuccessful and the conversion services agreements are found to have been terminated on March 6, 2003, our project subsidiaries may be required to reimburse PGET up to $8.1 million for purchase of test gas, net of revenues from the sale of test energy.

          Other Routine Litigation - In addition to the litigation described above, the Company experiences other routine litigation in the normal course of business. The Company does not believe that any of this routine litigation, if decided adversely to the Company, would have a material adverse impact on the accompanying consolidated financial position or results of operations.

9.   Comprehensive Income

          The table below presents the Company's comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively (dollars in thousands):
Three Months Ended September 30,			Nine months Ended September 30,

	2003	2002	2003	2002

Net income (loss) Changes in fair value of interest rate swaps Tax effect of changes in fair value of interest rate swaps Comprehensive income (loss)	$ (3,533) 3,994 (1,575) $ (1,114)	$16,418 (9,726) 3,871 $10,563	$24,221 6,946 (2,594) $28,573	$28,795 (14,900) 5,943 $19,838

10.   Commitments and Contingencies

          CEO Separation - On August 14, 2003, the Company executed an agreement with David J. Lewis, Chief Executive Officer and Chairman (the "Agreement"), which provided by mutual agreement for David J. Lewis' separation from employment with and resignation as Chief Executive Officer of the Company, effective immediately. Pursuant to the Agreement, Mr. David J. Lewis will be entitled to receive separation compensation of $1.8 million per year plus benefits for a period of five years. Mr. David J. Lewis is also entitled under the Company's profit sharing program to receive severance payments aggregating approximately $3.3 million paid over 21 months. The Company recorded a charge related to the discounted value of these payment streams of approximately $10.7 million which is included in general, administrative and development costs in the accompanying consolidated statement of operations. Pursuant to the Agreement, Mr. David J. Lewis will continue to serve as Chairman of the Company. The Company's execution of the Agreement was preceded by unanimous Shareholder approval and authorized by a resolution of the Board of Directors of the Company at the quarterly meeting on August 14, 2003. At the same meeting, by resolution of the Board of Directors, Mr. James E. Lewis was appointed Chief Executive Officer of the Company effective immediately.

          Employment Agreements - By resolution of the Board of Directors at the quarterly meeting on August 14, 2003, Mr. James E. Lewis was appointed Chief Executive Officer of the Company effective immediately. The Company executed an employment agreement with Mr. James E. Lewis (the "Employment Agreement") with a term through August 2008 which provides for a minimum base annual salary of $500,000. The Employment Agreement also provides for Mr. James E. Lewis to participate in the Company's profit sharing program, at a level of no less than 1% of net income before taxes, and to receive annual incentive compensation in an amount determined by the Company Board of Directors, which amount, when combined with base salary and profit sharing, shall provide him with total annual compensation that is competitive with total annual compensation offered by other similarly situated companies to their chief executive officers.

          The Employment Agreement is terminable by the Company at any time by a majority vote of the board of directors; but a termination for cause requires a vote of at least two-thirds of the Board of Directors. In the event the Company terminates his employment, other than for cause, Mr. James E. Lewis is entitled to receive a lump sum payment equal to five times his annual base salary and performance bonus (based upon historical levels) and is entitled to continue to receive distributions under the profit sharing program through the remaining term of the Employment Agreement.

          Mr. James E. Lewis can terminate his employment for good reason as a result of (i) a change in control of Cogentrix, (ii) a change in title, authority or duties or (iii) our failure to make a required payment to Mr. James E. Lewis or other breach of the Employment Agreement. In the event Mr. James E. Lewis terminates his employment for good reason, he is entitled under the Employment Agreement to receive, for five years, an amount equal to the average annual salary, bonus and profit sharing distribution (based upon historical levels) received prior to his termination.

          The Company amended its employment agreements with Named Executive Officers Mark F. Miller, President and Chief Operating Officer, James R. Pagano, Group Senior Vice-President - Development, Mergers and Acquisitions, Dennis W. Alexander, Group Senior Vice-President and General Counsel and Thomas F. Schwartz, Group Senior Vice-President - Chief Financial Officer on September 26, 2003. These amendments, which become effective only in the event a Change in Control (as defined in the employment agreements) occurs before May 1, 2004, effectively fixed the amount that each Named Executive Officer is entitled to under their respective employment agreements upon a change in control and modifies the payment date of such amount. In addition, the amendments provide for the payment of each Named Executive Officer's severance benefit under their respective profit sharing plan upon termination (as defined).

          The employment agreements for these Named Executive Officers were further amended on October 17, 2003 in connection with the execution of the Share Purchase Agreement with GS Power Holdings, LLC. These amendments, which become effective upon the closing of the Goldman Transaction and supercede the September 26, 2003 amendments, effectively fixed the aggregate amount that each Named Executive Officer is entitled to under their respective employment agreement upon a change in control and as a severance benefit under their respective profit sharing plan. This fixed amount is due and payable in a lump sum to each of the Named Executive Officers on January 5, 2005. The aggregate amount of these fixed payments due to the Named Executive Officers on January 5, 2005 is approximately $ 26.4 million.

          The Company also amended its employment agreement with James E. Lewis, Chief Executive Officer, on October 17, 2003, in connection with the execution of the Share Purchase Agreement with GS Power Holdings, LLC. This amendment, which becomes effective upon the closing of the Goldman Transaction, effectively deferred the payment of amounts due to Mr. James E. Lewis under his employment agreement and the severance amount under his profit sharing agreement to January 5, 2005.

          NOx Emission Reductions - Certain of the Company's project subsidiaries which operate facilities in North Carolina and Virginia are in the process of installing additional or new control equipment in order to reduce nitrogen oxide ("NOx") emissions. The Company has remaining budgeted capital commitments of approximately $7.2 million related to the installation of this equipment.

          Power Purchase Agreements - The Company's project subsidiaries which own our Roxboro and Southport, North Carolina facilities, entered into agreements with Carolina Power & Light Company ("CP&L") to sell energy and capacity to CP&L through December 2006. The energy and capacity rates are set in accordance with CP&L's filed tariff rates for the purchase of energy and capacity from qualifying facilities over 5 megawatts as defined by the Federal Energy Regulatory Commission.

11.   Reclassifications

          Certain amounts included in the accompanying consolidated condensed financial statements for the periods ended September 30, 2002, have been reclassified from their original presentation to conform with the presentation for the periods ended September 30, 2003.

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements.

          The information called for by this item is hereby incorporated herein by reference to pages 3 through 18 of this report.

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

Results of Operations - Three Months and Nine months Ended September 30, 2003 and 2002 (dollars in thousands)
	Three Months Ended September 30,				Nine months Ended September 30,

	2003		2002			2003	2002

Operating revenues, gains and income from unconsolidated investments	$145,695	100%	$182,364	100%	$492,162	100%	$493,677	100%
Operating costs General, administrative and development Acquisition-related costs, net Depreciation and amortization Operating income	82,661 15,273 95 15,672 $ 31,994	57 10 - 11 22	87,553 16,664 (1,766) 17,338 $ 62,575	48 9 (1) 10 34	233,127 29,326 95 44,976 $184,638	47 6 - 9 38	236,526 51,500 7,410 50,879 $147,362	48 10 2 10 30

Three Months Ended September 30, 2003 as Compared to Three Months Ended September 30, 2002

     Operating Revenues, Gains and Income from Unconsolidated Investments

          Total operating revenues, gains and income from unconsolidated investments decreased 20.1% to $145.7 million for the quarter ended September 30, 2003 as compared to $182.4 for the quarter ended September 30, 2002 as a result of the following:
-

Electric revenues decreased approximately $29.8 million due to a scheduled decrease in capacity payments at the Hopewell and Portsmouth facilities in accordance with the terms of their power purchase agreements which were partially offset by increases in the number of megawatt hours sold by the facilities. The decrease is also due to a decrease in the rates charged to the purchasing utility at the Roxboro and Southport facilities.

-

Lease revenues decreased approximately $14.6 million as a result of the sale of a 90% interest in the Jenks facility during June 2003. The conversion services agreement for this facility provides the conversion services purchaser the right to use the facility, and as a result, the capacity payments of the Jenks facility are considered minimum lease payments and were accounted for as lease revenues. The company now accounts for its remaining 10% interest in the facility's operations using the equity method of accounting.

-

Service revenue increased approximately $6.6 million as a result of an increase in the variable energy rate charged to the purchasing utilities at our Cottage Grove and Whitewater facilities which is a direct result of an overall increase in the average natural gas prices for the quarter ended September 30, 2003 over the corresponding period of 2002. This increase was partially offset by a decrease in megawatt hours sold to the purchasing utilities.

-

Income from unconsolidated investments in power projects increased approximately $2.4 million as a result of the commencement of commercial operations at the Sterlington facility which achieved commercial operations during August 2002.

     Operating Costs

          Total operating costs decreased 5.6% to $82.7 million for the quarter ended September 30, 2003 as compared to $87.6 million for the quarter ended September 30, 2002 as a result of the following:
-

Fuel expense decreased approximately $7.3 million as a result of a decrease in fuel costs at the San Pedro facility which operated only at partial capacity for a portion of the quarter ended September 30, 2003 due to non-payment of past due invoices from its power purchaser (see "Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Dominican Republic Facility").

-

Cost of services increased approximately $4.9 million as a result of an increase in fuel expense at our Cottage Grove and Whitewater facilities, a component of cost of services, related to an increase in natural gas prices. The increase was partially offset by a decrease in megawatt hours sold the purchasing utilities at those facilities.

-

Operations and maintenance costs decreased approximately $2.4 million as a result of the sale of a 90% interest in the Jenks facility during June 2003. The company now accounts for its remaining 10% interest in the facility's operations using the equity method of accounting. This decrease was partially offset by commercial operations at the Southaven facility which was under construction during the quarter ended September 30, 2002.

     General, Administrative and Development

          General, administrative and development expense decreased 8.4% to $15.3 million for the quarter ended September 30, 2003 as compared to $16.7 million for the quarter ended September 30, 2002 as a result of the following:
- - - -

Severance charges of approximately $3.4 million incurred during the quarter ended September 30, 2002 have not been incurred during the corresponding period of 2003.

Incentive compensation expense decreased approximately $2.6 million as a result of not meeting certain performance targets.

Development costs decreased approximately $4.7 million as a result of a write-off of development costs during the third quarter of 2002.

Separation compensation expense increased approximately $10.7 million as a result of the resignation of our Chief Executive Officer in August 2003. The amount represents the discounted value of future payments owed to Mr. David J. Lewis in accordance with his separation agreement.

     Depreciation Expense

          Depreciation expense decreased 9.2% to $15.7 million for the quarter ended September 30, 2003 as compared to $17.3 million for the quarter ended September 30, 2002 primarily due to the sale of a 90% interest in the Jenks facility during June 2003. The company now accounts for its remaining 10% interest in the facility's operations using the equity method of accounting. The decrease is also the result of a change in useful lives at the Roxboro and Southport facilities during 2003. These decreases were partially offset by the commencement of commercial operations at the Southaven facility in May 2003.

Nine months Ended September 30, 2003 as Compared to Nine months Ended September 30, 2002

      Operating Revenues, Gains and Income from Unconsolidated Investments

          Total operating revenues, gains and income from unconsolidated investments remained stable at $492.2 million for the nine months ended September 30, 2003 as compared to $493.7 for the nine months ended September 30, 2002 as a result of the following:

-

Electric revenues decreased approximately $81.3 million as a result of the cessation of operations at the San Pedro facility due to non-payment of past due invoices by its power purchaser (see "Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Dominican Republic Facility") which accounts for approximately $29.3 million. The decrease was also due to scheduled decreases in capacity payments at the Hopewell and Portsmouth facilities in accordance with the terms of their power purchase agreements which were partially offset by increases in the number of megawatt hours produced by the two facilities which accounts for approximately $32.4 Million. In addition, the decrease was due to a decrease in the rates charged to the purchasing utility at the Roxboro and Southport facilities which accounts for $27.1 million.

-

Lease revenues decreased approximately $11.8 million as a result of the sale of a 90% interest in the Jenks facility during June 2003. The conversion services agreement for this facility provides the conversion services purchaser the right to use the facility, and as a result, the capacity payments of the Jenks facility are considered minimum lease payments and were accounted for as lease revenues. The company now accounts for its remaining 10% interest in the facility's operations using the equity method of accounting.

-

Service revenue increased approximately $19.2 million as a result of an increase in the variable energy rate charged to the purchasing utilities at our Cottage Grove and Whitewater facilities which is a direct result of an overall increase in the average natural gas prices for the nine months ended September 30, 2003 over the corresponding period of 2002. This increase was partially offset by a decrease in megawatt hours sold to the purchasing utilities.

-

Income from unconsolidated investments in power projects increased approximately $10.5 million as a result of the commencement of commercial operations at the Sterlington facility which achieved commercial operations in August 2002.

-

Gain on sale of project interests, net of transaction costs increased approximately $59.0 million primarily as a result of the $58.8 million gain recognized on the sale of a 90% interest in our Green Country facility during June 2003 (see "Liquidity and Capital Resources - Sale of Interest in Our Jenks Facility").

     Operating Costs

          Total operating costs decreased 1.4% to $233.1 million for the nine months ended September 30, 2003 as compared to $236.5 million for the nine months ended September 30, 2002 as a result of the following:
-

Fuel expense decreased approximately $10.6 million as a result of a decrease in fuel costs at the San Pedro facility which operated only at partial capacity for a two-month period of the nine months ended September 30, 2003 due to non-payment of past due invoices from its power purchaser (see "Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Dominican Republic Facility"). This decrease was partially offset due to an overall increase in the megawatt hours produced at several of our coal-fired facilities.

-

Cost of services increased approximately $13.0 million as a result of an increase in fuel expense at our Cottage Grove and Whitewater facilities, a component of cost of services, related to an increase in natural gas prices. The increase was partially offset by a decrease in megawatt hours sold the purchasing utilities at those facilities.

-

Operations and maintenance costs decreased approximately $5.7 million as a result of lower maintenance costs incurred in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 at a number of the coal-fired facilities. The decrease is also the result of the sale in September 2002 of the Kenansville facility. These decreases were partially offset by commercial operations at the Southaven facility which was under construction during the nine months ended September 30, 2002.

     General, Administrative and Development

          General, administrative and development expense decreased 43.1% to $29.3 million for the nine months ended September 30, 2003 as compared to $51.5 million for the quarter ended September 30, 2002 as a result of the following:
-

Severance charges of approximately $6.3 million incurred during the nine months ended September 30, 2002 have not been incurred during the corresponding period of 2003. Additionally, payroll and other related costs decreased approximately $2.2 million for the nine months ended September 30, 2003 as a result of the reduction in the corporate workforce.

-	Incentive compensation costs decreased approximately $6.8 million as a result of not meeting certain performance targets.
-	Development costs decreased approximately $13.7 million as a result of a write-off of development costs during the nine months ended September 30, 2002.
-

Separation compensation expense increased approximately $10.7 million as a result of the resignation of our Chief Executive Officer in August 2003. The amount represents the discounted value of future payments owed to Mr. David J. Lewis in accordance with his separation agreement.

-	The remaining decreases in general, administrative and development costs decreased as a result of corporate cost cutting initiatives.

     Depreciation Expense

          Depreciation expense decreased 11.6% to $45.0 million for the nine months ended September 30, 2003 as compared to $50.9 million primarily due to the following:
-

A decrease of approximately $2.5 million as a result of the sale of a 90% interest in the Jenks facility during June 2003. The company now accounts for its remaining 10% interest in the facility's operations using the equity method of accounting.

-	A decrease of approximately $6.5 million as a result of an adjustment to the useful lives of our Roxboro and Southport facilities in 2003.
-

A decrease of approximately $3.1 million as a result of the lack of operations at the San Pedro facility. Certain plant components are depreciated on a units of production basis and as a result of the facility only operating for a two-month period during the nine months ended September 30, 2003, depreciation expense has decreased (see "Liquidity and Capital Resources - Cash Flow from Our Project Subsidiaries and Project Affiliates - Dominican Republic Facility").

-	An increase of approximately $5.9 million as a result of the commencement of commercial operations at the Southaven facility in May 2003.

Liquidity and Capital Resources

     Consolidated Information

          The primary components of cash flows from operations for the nine months ended September 30, 2003, were as follows (dollars in millions):

Net income
Gain on sale of project interest
Loss on discontinued operations
Depreciation and amortization
Deferred income taxes
Equity in net income of unconsolidated affiliates
Dividends received from unconsolidated affiliates
Decrease in accounts receivable
Increase in accrued liabilities

$ 24.2 (58.8) 23.5 45.0 26.4 (40.8) 16.0 29.6 47.5

          Total cash flows from operations of $111.4 million, proceeds from sale of project interest of $71.6 million (net of litigation reserve, transaction costs and additional contributions) and proceeds from borrowings of $160.2 million were used primarily to (dollars in millions):

Purchase property, plant and equipment and fund project development costs and turbine deposits Repay long-term debt Fund escrow	$180.5 88.4 24.9

     Proposed Sale of Cogentrix

          On October 17, 2003, Cogentrix Energy and its shareholders entered into an agreement with GS Power Holdings, LLC, a wholly-owned subsidiary of The Goldman Sachs Group, Inc. ("Goldman"), to sell 100% of the common stock of Cogentrix Energy (the "Goldman Transaction"). The Goldman Transaction provides for a purchase price payable to the shareholders of Cogentrix Energy of $115.5 million. The closing of the Goldman Transaction is subject to certain conditions and requires certain approvals and consents. There can be no assurances that these conditions will be satisfied and that the sale of the common stock will be completed.

     Parent Company Liquidity

          As of September 30, 2003, we had long-term debt (including the current portion thereof) of approximately $2.3 billion, including approximately $482.3 million of debt classified as a component of liabilities of discontinued operations. With the exception of the $394.7 million of senior notes outstanding as of September 30, 2003, and $116.8 million in advances under the corporate credit facility as of September 30, 2003 (see "- CDH Credit Facility"), substantially all such indebtedness is project financing debt, the majority of which is non-recourse to Cogentrix Energy (the "Parent"). Accordingly, we believe that the unconsolidated Parent company liquidity position is more important than the liquidity position of the Company and its consolidated subsidiaries as presented on a consolidated basis. As of September 30, 2003, the Parent company had approximately $7.7 million of unrestricted cash and Cogentrix Delaware Holdings, Inc., a wholly-owned subsidiary of Cogentrix Energy, had approximately $25.0 million of unrestricted cash. The Parent company's principal sources of liquidity are:
- - -

Management fees, dividends and other distributions from its project subsidiaries and project affiliates
Proceeds from debt financings at the Parent company level, including borrowings under the CDH Credit Facility
Proceeds from asset sales

The Parent company's principal uses of cash are:
- - - - -

Debt service on Parent company level indebtedness
Equity commitments to our Southaven project under construction
Taxes
Parent company general, administrative and development expenses
Shareholder dividends and loans

          During the twelve months ended September 30, 2003, the Parent company received payments from its subsidiaries of $152.1 million related to dividends (including $71.6 million in proceeds from the sale of our Jenks facility; see "- Sale of Interest in Our Jenks Facility"), management fees, tax payments and other fees. During the same period, the Parent company paid $36.0 million in corporate overhead and development charges and $41.9 million in interest and fees on its senior unsecured bonds and previously existing corporate credit facility.

          As of the date of this filing, the Parent company's non-contingent contractual obligations (including borrowings under the CDH Credit Facility which the Parent has fully guaranteed) are set forth below (dollars in millions):
Payment Due By Period

Non-Contingent Contractual Obligation	Through 12/31/03	2004	2005-2006	Beyond 2006	Total

Senior Notes due 2004 and 2008 Principal Interest	$ - -	$ 39.7 32.7	$ - 62.1	$355.0 62.1	$394.7 156.9
CDH credit facility (excluding interest)	-	-	18.0	80.2	98.2
Southaven equity commitment (a)(b)	14.4	-	-	-	14.4
Compensation related commitments	0.7	12.0	5.1	4.0	21.8
Lease and other commitments	1.0	1.8	4.0	14.5	21.3

          As of the date of this filing, the Parent company's contingent contractual obligations are set forth below (in millions, except for number of agreements):
Contingent Contractual Obligations	Amount	Number of Agreements	Exposure Range for Each Agreement

Guarantees and reimbursement obligations and other	$ 15.6	6	$0 - 6.5
Standby equity (a)	0.8	2	0 - 0.5
Southaven equity commitment (b)	8.1	1	0 - 8.1

(a)	Secured by letters of credit primarily issued under the CDH Credit Facility
(b)

During October 2003, we made an additional $6.0 million equity contribution to the Southaven project. We have remaining firm equity commitments to the Southaven project of $14.4 million and contingent equity commitments of up to $8.1 million in the event we are required to purchase test gas utilized during the Southaven facility's construction (see "- Southaven and Caledonia Facilities PGET Arbitration").

          Our contingent contractual obligations are designed to cover potential risks and only require payment if certain targets are not met or certain contingencies occur. The risks associated with these contingent obligations include reimbursement of test gas purchased by our Southaven facility's former customer (see "- Southaven and Caledonia Facility PGET Arbitration") and guarantees supporting our project subsidiaries' obligations under certain project operating documents. We do not expect these other contingent contractual obligations to be funded or drawn upon for any material amounts. However, many of the events that would result in a draw upon these letters of credit are beyond our control.

          Our management believes that cash on hand, the remaining expected 2003 cash flows from our project subsidiaries and project affiliates and availability under the CDH Credit Facility (see "- CDH Credit Facility") will be adequate to meet our non-contingent contractual obligations in the table above and our other remaining 2003 operating obligations, including interest and fees related to the CDH Credit Facility and recurring general and administrative costs. However, this belief is based on a number of material assumptions, including, without limitation, the continuing ability of our project subsidiaries and project affiliates to pay dividends, management fees and other distributions. We cannot assure you that these sources of cash will be available when needed or that our actual cash requirements will not be greater than we anticipate.

     CDH Credit Facility

          On October 28, 2003, Cogentrix Delaware Holdings, Inc. ("CDH"), a wholly-owned subsidiary of Cogentrix Energy, executed a Credit Agreement with Australia and New Zealand Banking Group Limited ("ANZ") and Citigroup Global Markets, Inc. as joint lead arrangers together with a syndicate of lenders (the "CDH Credit Facility"). ANZ will serve as the administrative agent under the CDH Credit Facility.

          The CDH Credit Facility, which has a final maturity date of January 31, 2006, provides CDH an approximately $192.0 million commitment, which consists of a $40.0 million revolving credit facility, $10.0 million of tranche A term loans, $78.7 million of tranche B term loans, $48.1 million of tranche C term loans and $15.2 million of tranche D letters of credit and term loans. As of the closing of the CDH Credit Facility, we had $21.5 million, $10.0 million, $78.7 million, $0.0 million and $15.2 million outstanding under the revolving credit facility and the tranche A, B, C and D loans, respectively. The CDH Credit Facility refinances CDH's guarantee (the "CDH Guarantee") of commitments under the Third Amended and Restated Credit Agreement dated as of September 14, 2000 among Cogentrix Energy, the lenders named therein and ANZ, as lead arranger (the "Corporate Credit Facility"). The CDH Credit Facility was utilized to prepay in full all obligations outstanding under the Corporate Credit Facility. Concurrently with the execution of the CDH Credit Facility, both the Corporate Credit Facility and the CDH Guarantee were terminated.

          The CDH Credit Facility is secured by a pledge of the capital stock of, a security interest in the assets of and/or guarantees by certain direct and indirect subsidiaries of CDH, as well as a security interest in the assets of CDH. Borrowings under the CDH Credit Facility accrue interest at a rate of LIBOR plus 4.75% per annum and the fee for letters of credit outstanding thereunder is 4.75% per annum.

          In connection with the payoff and termination of the Corporate Credit Facility, Cogentrix Energy has provided guarantees (the "CEI Guarantees") of all obligations under the CDH Credit Facility. The CEI Guarantees of the $40.0 million revolving credit and the $10.0 million tranche A term loans are secured by the assets of Cogentrix Energy and a pledge of the capital stock of its direct subsidiaries, which includes CDH. The CEI Guarantees of the remaining obligations under the CDH Credit Facility are unsecured.

          The CDH Credit Facility contains certain covenants, one of which triggers an event of default upon a change of control of Cogentrix Energy (the "CIC Covenant"). The closing of the Goldman Transaction would constitute a change in control within the meaning of the CIC Covenant and, as such, would be an event of default under the CDH Credit Facility.

          We currently have a $48.1 million commitment available under the tranche C term loans. This commitment is available to fund our obligations to retire $39.7 million of our 2004 senior secured bonds due in March 2004. In addition, this commitment is available to fund up to approximately $8.1 million of equity to our Southaven facility in the event the Southaven facility is required to reimburse our former conversion services purchaser for the net cost to purchase test gas during the construction phase (see "- Southaven and Caledonia Facility PGET Arbitration").

          The provisions of the CDH Credit Facility require Cogentrix Energy and CDH to monitor its daily cash balances. Any cash generated in the normal course of business (as defined in the CDH Credit Facility) in excess of $10.0 million is transferred to a restricted account, and funds accumulated there will be utilized to first repay borrowings, if any, under the revolving credit facility and next to the term loans. Cash proceeds from the sale of project interests or other specified events are utilized first to repay borrowings under the term loans and next to repay borrowings under the revolving credit facility. All term loan repayments are considered permanent reductions in the term loan commitments. The CDH Credit Facility requires the commitment to be reduced by $7.0 million by January 31, 2005 and by an additional $11.0 million by July 31, 2005.

          Current outstanding obligations of the CDH Credit Facility total $119.9 million which consists of $98.2 million of borrowings and $21.7 million of letters of credit. We currently have $24.0 of availability under the revolving credit portion of the CDH Credit Facility.

     Project Level Defaults

          Cogentrix Energy's project subsidiaries which own the Southaven, Caledonia and Dominican Republic facilities are in default of their senior project debt aggregating $1.0 billion as of September 30, 2003. As a result, this project debt is callable and classified as components of current liabilities in our consolidated financial statements as of September 30, 2003. In addition, Cogentrix Energy's project affiliate which owns the Sterlington facility is in default of its project debt which is callable. The Sterlington facility is accounted for under the equity method and accordingly, the Company's proportional share of the facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated project affiliates in our consolidated financial statements. The debt for these four facilities is non-recourse to Cogentrix Energy and, therefore, the lenders to these projects cannot look to Cogentrix Energy or any other project subsidiary or affiliate for the repayment of these obligations and can only look to the applicable project assets of these project subsidiaries (book value of approximately $1.3 billion as of September 30, 2003 for our Southaven, Caledonia and Dominican Republic facilities) to satisfy these obligations. While these lenders do not have direct recourse to Cogentrix Energy, these defaults by our project subsidiaries and project affiliates can still have important consequences for our results of operations and liquidity, including, without limitation,

1) 2)

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

          The sale proceeds received by Cogentrix Energy, net of the Litigation Escrow, Cogentrix of Oklahoma capital contribution required upon refinancing, and transaction costs were approximately $71.6 million. We utilized $50.0 million of proceeds from the transaction to repay outstanding borrowings under the previously existing Corporate Credit Facility. We recorded a gain of approximately $58.8 million which is included in gain on sale of project interest in the consolidated statements of operations.

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

          On July 8, 2003, NEG and certain of its subsidiaries voluntarily filed for protection from their creditors under Chapter 11 of the United States Bankruptcy Code. Included in this filing was PG&E Energy Trading-Power, L.P. ("PGET"), the former conversion services purchaser at our Southaven and Caledonia facilities. See "- Southaven Facility Defaults" and "- Caledonia Facility Defaults and Pending Ownership Transfer." Certain other subsidiaries of NEG provide operations and maintenance services to seven of our project affiliates and are partners at ten of our project affiliates. To date, neither the operations and maintenance service providers nor our NEG project affiliate partners has been included in the NEG bankruptcy proceedings. If the NEG affiliate that provides maintenance and operating services to our Logan facility is brought into bankruptcy proceedings with NEG, it would create an event of default under the Logan facility's non-recourse project loan agreements if the project subsidiary is unable to cure this default within the time period provided. This event of default would create a cross-default under our wholly-owned subsidiary, Cogentrix Eastern America, Inc. ("Eastern America"), credit facility that would give the lenders the right to exercise all remedies available to them including foreclosing upon and taking possession of the capital stock of Eastern America (see "- Cogentrix Eastern America").

     Southaven Facility Defaults

          Our Southaven facility achieved commercial operations during May 2003. The project subsidiary which owns the Southaven facility is currently in default of its non-recourse project loan agreements as a result of NEG, the guarantor of the then existing conversion services agreement, being downgraded during August 2002 below investment grade creating an event of default under our then existing conversion services agreement by our purchaser, PGET. The project lenders are not obligated to continue funding draws and have the right to exercise all remedies available to them under the project loan agreement, including foreclosing upon and taking possession of all of the project's assets. Until the event of default under the project loan agreements is cured and we convert the Southaven construction loan to a term loan, our project subsidiary will be unable to make any distributions to Cogentrix Energy. This project could remain in default for an extended period of time until we can provide a replacement conversion services or power purchaser or refinance the project loan agreement. However, there can be no assurances that we will be able to enter into a replacement conversion services or power purchase agreement or refinance the project loan agreement. As a result of this event of default, this facility's non-recourse project debt is callable and has been classified as a current liability, as of September 30, 2003. The project lender is able to satisfy this obligation with the project's assets only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy this obligation. As a result of the Southaven debt being in default and callable, the projects' independent auditors expressed a going concern uncertainty in the project's financial statements for the year ended December 31, 2002 that triggered an additional event of default under their non-recourse loan agreement during the second quarter of 2003. The Chapter 11 filing in the United States Bankruptcy Court by NEG and PGET triggered an additional event of default under their non-recourse loan agreement during July 2003. On August 4, 2003, the bankruptcy court approved the rejection of the Southaven conversion services agreement by PGET as an executory contract. The termination of the conversion services agreement triggered an additional event of default under our project subsidiary's non-recourse loan agreement.

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

          As a consequence of this event of default we entered into an agreement with the lender to the Caledonia facility that will involve the purchase of our ownership interest in the Caledonia facility by the project lender in exchange for the project lender assuming all obligations of the Caledonia project including long-term debt and the project lender releasing all security provided by us under the project loan agreements. In conjunction with the execution of a term sheet during May 2003 outlining the terms of the purchase, we recognized a loss of approximately $38.1 million, before taxes, to write-down the value of the facility's long-lived assets to its fair value. The assets and liabilities have been classified as discontinued operations as of September 30, 2003 and operations of the facility are accounted for as part of discontinued operations. We expect the closing of this transaction during November 2003. However, we can provide no assurances that conditions to transferring our ownership will be satisfied and the transaction will be completed.

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

          On March 5, 2003, the Circuit Court ruled that PGET was required to comply with the arbitration provisions of the then existing conversion services agreements. The court further ordered that PGET and the project subsidiaries continue to perform their obligations under the conversion services agreements during the pendency of the disputes and the arbitration proceedings. On March 7, 2003, PGET filed an emergency motion to stay the court's ruling, which compels performance pending their appeal of the Circuit Court ruling in the Court of Special Appeals of Maryland. This motion was denied on March 11, 2003. In April 2003, the Court of Special Appeals of Maryland by its own motion removed PGET's appeal of the lower court ruling to the Court of Appeals of Maryland. On March 24, 2003, PGET issued a Demand for Arbitration to resolve the disputes. In accordance with the terms of the then existing conversion services agreements, three arbitrators were designated to resolve these disputes and confirmed by the American Arbitration Association. Through the NEG/PGET Chapter 11 filing in the United States Bankruptcy Court on July 8, 2003, our project subsidiaries performed their obligations and PGET performed certain of their obligations under the conversion services agreements. Both the arbitration and the Maryland State court proceedings have been stayed by order of the bankruptcy court. In the event arbitration is allowed to proceed and our project subsidiaries are unsuccessful and the conversion services agreements are found to have been terminated on March 6, 2003, our project subsidiaries may be required to reimburse PGET up to $8.1 million for purchase of test gas, net of revenues from the sale of test energy (see "- Caledonia Facility Default and Pending Ownership Transfer).

     Sterlington Facility

          Our 50%-owned project affiliate is currently in default under its non-recourse project loan agreements as a result of the credit ratings of Dynegy Holdings, Inc. ("Dynegy"), the guarantor of the conversion services agreement at our Sterlington facility, being downgraded during July 2002 below investment grade creating a purchaser event of default under our conversion services agreement. During October 2002, our Sterlington project affiliate and the project lenders amended the non-recourse loan agreement to require all excess cash generated by the facility to be utilized to repay the outstanding borrowings on a quarterly basis during the remaining term of the Sterlington facility's loan agreement (through August 2007). Management does not expect to receive distributions from this project affiliate until the non-recourse project debt can be refinanced. Until then the project lenders continue to have the right to exercise all remedies available to them under the project loan agreements including foreclosing upon and taking possession of all project assets. The project lender to this facility is able to satisfy this obligation with the Sterlington facility's project assets only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy the project affiliate's debt. The Company accounts for this project using the equity method of accounting, and our proportional interest in the facility's assets and related liabilities, including long-term debt, are reflected net as an investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company's investment in this project was approximately $15.2 million as of September 30, 2003. As a result of the Sterlington debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in the Sterlington financial statements for the year ended December 31, 2002 that triggered an additional event of default under the Sterlington non-recourse loan agreement during April 2003.

     Dominican Republic Facility

          Our 65%-owned project subsidiary that owns our Dominican Republic facility has notified the power purchaser, Corporación Dominicana de Electricidad ("CDE"), on several occasions of events of default under the power purchase agreement based on CDE's failure to pay amounts due for the sale of capacity and electricity (collectively, the "Payment Defaults"). We have notified the State of the Dominican Republic ("SDR"), the guarantor of CDE's payment obligations, of defaults under the project subsidiary's implementation agreement with the SDR related to a portion of these amounts overdue by CDE (the "SDR Defaults"). We exercised our rights under the power purchase agreement in September 2003, to suspend operation of this facility pending payment of the July Payment Default and on a continuing basis have suspended operations pending payment of all subsequent Payment Defaults. As of the date of this filing, Payment Defaults and SDR Defaults currently exist related to $23.7 million and $17.3 million, respectively.

          We will continue to attempt to collect amounts past due from CDE or the SDR and will continue to exercise all of the rights and remedies we have available to us under the power purchase agreement, the implementation agreement and the SDR Guarantee, including terminating the power purchase agreement. The termination of this agreement by our project subsidiary would require a termination payment be CDE or the SDR equal to the outstanding amounts due plus the present value of future capacity payments and other termination costs as defined in the power purchase agreement. Because the obligation is unsecured, we cannot give any assurances that we will be able to collect the termination payment from CDE or the SDR.

          As a result of certain Payment Defaults and SDR Defaults existing at the time, we were unable to convert the construction loans to term loans by March 28, 2003. This failure to convert created an event of default under our project subsidiary's non-recourse loan agreement and the lenders currently have the right to exercise all remedies available to them including foreclosing upon and taking possession of all project assets. As a result of the Dominican Republic debt being in default and callable, the project's independent auditors expressed a going concern uncertainty in the Dominican Republic financial statements for the year ended December 31, 2002 that triggered an additional event of default under the Dominican Republic non-recourse loan agreement during April 2003. The current SDR default also triggered an additional event of default under the Dominican Republic facility's non-recourse loan agreement during October 2003. As a result of this event of default, this non-recourse project debt is currently callable and has been classified as a current liability in our consolidated financial statements as of September 30, 2003. The project lender to this facility is able to satisfy this obligation with the Dominican Republic facility's project assets only and cannot look to Cogentrix Energy or its other subsidiaries to satisfy their debt. Until these events of default under the project loan agreement are cured and as long as the borrowings remain construction loans, our project subsidiary will be unable to make distributions to Cogentrix Energy or our partner. Continued slow payment by CDE and the SDR in the future may increase our project subsidiary's working capital needs and delay distributions to Cogentrix Energy or our partner.

     Indiantown Facility

          On October 10, 2003, the Indiantown Facility closed a financing transaction with a group of banks which, in addition to other provisions, includes a Debt Service Letter of Credit up to $29.9 million with a term of seven years and Performance Letters of Credit up to $15.0 million which have a term of five years. The Debt Service Letter of Credit, which was issued for the full $29.9 million, replaces one that was due to expire in November 2005 (the "Debt Service Restriction"). In addition, certain letters of credit posted to secure certain of the Indiantown facility's operating obligations which were drawn upon and converted to loans ("L/C Loans") during 2002 when the bank that provided these letters of credit did not extend the terms of these letters of credit past their original expiration date were repaid at closing.

          The L/C Loans and Debt Service Restriction had prohibited the Indiantown facility from making distributions to Eastern America (and ultimately, to Cogentrix Energy) and in addition, created a distribution restriction under the Eastern America credit facility. The closing of this financing transaction removed these restrictions.

Newly Adopted Accounting Pronouncements

          On January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to legal obligations to retire and remove assets used in their business. We identified obligations to remove or dismantle certain facilities under the terms of these facilities' land leases or, in the case of one facility, under a development agreement. We developed cost estimates representing the future cost to dismantle and remove these facilities at the end of the respective lease term or useful life. The future cost to dismantle and remove these facilities has been discounted to its present value, and the related asset and liability have been recorded on the balance sheet as of January 1, 2003. The asset will be depreciated over the life of the asset and the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. As of January 1, 2003, we recorded an expense of $1.0 million, net of tax, related to these obligations as a cumulative effect of an accounting change in the consolidated financial statements. This amount represents the cumulative accretion expense and depreciation expense which would have been recorded had the accounting pronouncement been applied since the retirement obligation was created. The adoption of this pronouncement had no impact on our cash flows.

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

          On January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our adoption of this statement did not have an impact on our financial condition, results of operations or cash flows.

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

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which expends upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities and activities of another entity or arrangement it is involved with. FIN 46 notes that many of what are now referred to as "variable interest entities" have commonly been referred to as special-purpose entities or off-balance sheet structures. However, the Interpretation's guidance is to be applied to not only these entities but to all entities and arrangements found within a company. FIN 46 provides some general guidance as to the definition of a variable interest entity. The Company is currently evaluating all entities and arrangements it is involved with to determine if they meet the FIN 46 criteria as variable interest entities.

          Until the issuance of FIN 46, one company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is now referred to as the "primary beneficiary" of that entity.

          FIN 46 required disclosures of variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.

          The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Company between February 1, 2003 and September 2003. The consolidation requirements apply to variable interest entities for non-public entities created before January 31, 2003, no later than the end of the first annual reporting period beginning after June 15, 2003. The Company is considering a non-public entity as defined by the FASB, so these requirements would be applicable to the Company until the fourth quarter of 2004. Certain new and expanded disclosure requirements must be applied to the Company's September 30, 2003 disclosures if there is an assessment that it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest equity when FIN 46 becomes effective. The Company is currently evaluating the impacts of FIN 46's initial recognition, measurement and disclosure provisions on its consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had an impact on our consolidated financial statements.

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

     Interest Rate Sensitivity

          We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of September 30, 2003, there have been no significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 31, 2003.

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

          Letter of Credit Draw Litigation - Jenks, Oklahoma Facility

          To support the obligations of National Energy Production Company ("NEPCO"), the contractor initially engaged to construct our Jenks facility, Bayerische Hypo-und Vereinsbank AG ("HVB") issued a $39.0 million letter of credit for our benefit related to the construction of the Jenks facility. During February 2001, HVB sold and transferred, without recourse, an undivided 100% interest in this letter of credit to Banca Nazionale del Larvaro SPA ("BNL") under a participation agreement executed by HVB and BNL. Our project subsidiary drew this $39.0 million letter of credit in December 2001, after NEPCO failed to meet certain obligations under the construction contract. When HVB requested reimbursement for the amount drawn from BNL pursuant to the participation agreement, BNL refused to pay. In response, HVB filed an action in the Supreme Court of the State of New York in December 2001, against BNL for reimbursement of the $39.0 million plus costs and attorneys fees for breach of the participation agreement. In February 2002, BNL filed a third-party complaint against Green Country, Cogentrix Energy, NEPCO and Green Country's administrative agent for its indebtedness outstanding prior to the June 9, 2003 refinancing (see "Liquidity and Capital Resources - Sale of Interest in our Jenks Facility") seeking recovery from each of them of the $39.0 million, plus interest, attorneys' fees and other unspecified damages. The case was removed to the United States Bankruptcy Court, Southern District of New York, in July 2002. On May 16, 2003, the court granted summary judgment in favor of HVB against BNL, and BNL has reimbursed HVB the full $39.0 million. A motion to dismiss by Green Country, Cogentrix of Oklahoma and Cogentrix Energy was filed on September 26, 2003, and at a scheduling conference on October 2, 2003, the judge scheduled BNL's response to be due on November 21, 2003, and Green Country's reply due by December 19, 2003. Argument has been scheduled for January 7, 2004. We believe that Cogentrix Energy and Green Country each have meritorious defenses to these claims and intend to contest them vigorously.

          During December 2002, JP Morgan Chase Bank ("JP Morgan") commenced a separate action in the United States District Court, Southern District of New York against Cogentrix Energy, Green Country and Cogentrix of Oklahoma arising out of a $14.0 million draw Green Country made in December 2001 on a letter of credit that JP Morgan issued on behalf of NEPCO. This letter of credit was also issued to support certain obligations of NEPCO related to the construction of the Jenks facility. The complaint alleges that the draw was wrongful because the construction of the Jenks facility was completed substantially on time and the draw was a breach of the original NEPCO contract because it did not meet the conditions to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. A motion to dismiss by Green Country, Cogentrix of Oklahoma and Cogentrix Energy was filed May 23, 2003 and set for argument on January 7, 2004. We believe that Cogentrix Energy, Green Country and Cogentrix of Oklahoma each have meritorious defenses to these claims and intend to contest them vigorously.

     Letter of Credit Draw Litigation - Sterlington Facility

          During December 2002, JP Morgan commenced an action in the United States District Court, Southern District of New York against Cogentrix Energy, Quachita Power, LLC ("Quachita"), our indirect, 50%-owned project affiliate which owns our Sterlington facility, and Cogentrix Ouachita Holdings, Inc. arising out of a $41.2 million draw in May 2002 on a letter of credit that JP Morgan issued to support certain obligations of NEPCO related to the construction of the Sterlington facility. The complaint alleges that the construction of the Sterlington facility was deliberately delayed by Quachita in order to draw on the letter of credit and that the draw was a breach of the original NEPCO contract because the conditions had not been met to draw these funds. The case was referred to the United States Bankruptcy Court, Southern District of New York, in March 2003. A motion to dismiss by Quachita Power, Cogentrix Ouachita Holdings, Inc. and Cogentrix Energy was filed May 23, 2003 and set for argument on January 7, 2004. We believe that Cogentrix Energy, Quachita and Cogentrix Ouachita Holdings, Inc. all have meritorious defenses to these claims and intend to contest them vigorously.

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

     Other Routine Litigation

          In addition to the litigation described above, we experience other routine litigation in the normal course of business. We do not believe that any of this routine litigation, if decided adversely to us, would have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Item 5.  Other Information

          By resolution of the Board of Directors at the quarterly meeting on August 14, 2003, Mr. James E. Lewis was appointed Chief Executive Officer of the Company effective immediately. The Company executed an employment agreement with Mr. James E. Lewis (the "Employment Agreement") with a term through August 2008 which provides for a minimum base annual salary of $500,000. The Employment Agreement also provides for Mr. James E. Lewis to participate in the Company's profit sharing program, at a level of no less than 1% of net income before taxes, and to receive annual incentive compensation in an amount determined by the Company Board of Directors, which amount, when combined with base salary and profit sharing, shall provide him with total annual compensation that is competitive with total annual compensation offered by other similarly situated companies to their chief executive officers.

          The Employment Agreement is terminable by the Company at any time by a majority vote of the board of directors; but a termination for cause requires a vote of at least two-thirds of the Board of Directors. In the event we terminate his employment, other than for cause, Mr. James E. Lewis is entitled to receive a lump sum payment equal to five times his annual base salary and performance bonus (based upon historical levels) and is entitled to continue to receive distributions under the profit sharing program through the remaining term of the Employment Agreement.

          Mr. James E. Lewis can terminate his employment for good reason as a result of (i) a change in control of Cogentrix, (ii) a change in title, authority or duties or (iii) our failure to make a required payment to Mr. James E. Lewis or other breach of the Employment Agreement. In the event Mr. James E. Lewis terminates his employment for good reason, he is entitled under the Employment Agreement to receive, for five years, an amount equal to the average annual salary, bonus and profit sharing distribution (based upon historical levels) received prior to his termination.

          We amended our employment agreements with Named Executive Officers Mark F. Miller, President and Chief Operating Officer, James R. Pagano, Group Senior Vice-President - Development, Mergers and Acquisitions, Dennis W. Alexander, Group Senior Vice-President and General Counsel and Thomas F. Schwartz, Group Senior Vice-President - Chief Financial Officer on September 26, 2003. These amendments, which become effective only in the event a Change in Control (as defined in the employment agreements) occurs before May 1, 2004, effectively fixed the amount that each Named Executive Officer is entitled to under their respective employment agreements upon a change in control and modifies the payment date of such amount. In addition, the amendments provide for the payment of each Named Executive Officer's severance benefit under their respective profit sharing plan upon termination (as defined).

          The employment agreements for these Named Executive Officers were further amended on October 17, 2003 in connection with the execution of the Share Purchase Agreement with GS Power Holdings, LLC. These amendments, which become effective upon the closing of the Goldman Transaction and supercede the September 26, 2003 amendments, effectively fixed the aggregate amount that each Named Executive Officer is entitled to under their respective employment agreement upon a change in control and as a severance benefit under their respective profit sharing plan. This fixed amount is due and payable in a lump sum to each of the Named Executive Officers on January 5, 2005. The aggregate amount of these fixed payments due to the Named Executive Officers on January 5, 2005 is approximately $ 26.4 million.

          We also amended our employment agreement with James E. Lewis, Chief Executive Officer, on October 17, 2003, in connection with the execution of the Share Purchase Agreement with GS Power Holdings, LLC. This amendment, which becomes effective upon the closing of the Goldman Transaction, effectively deferred the payment of amounts due to Mr. James E. Lewis under his employment agreement and the severance amount under his profit sharing agreement to January 5, 2005.

          The September 26, 2003 and October 17, 2003 amendments to the Named Executive Officers' employment agreements and the October 17, 2003 amendment to James E. Lewis' employment agreement are filed as exhibits to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Cogentrix Energy, Inc. (3.1) [1]
3.2	Amended and Restated Bylaws of Cogentrix Energy, Inc., as amended. (3.2) [5]
4.1	Indenture, dated as of March 15, 1994, between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note (4.1) [2]
4.2	Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note (4.2) [3]
4.3	First Supplemental Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.3) [3]
4.4	Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) [4]
10.1	Employment Agreement, dated as of August 14, 2003, by and between Cogentrix Energy, Inc. and James E. Lewis
10.2	Profit-Sharing Plan Agreement dated as of August 14, 2003 among Cogentrix Energy, Inc. and James E. Lewis
10.3	Amendment Agreement made and entered into as of September 26, 2003 by and between Cogentrix Energy, Inc. and Dennis W. Alexander
10.4	Amendment Agreement made and entered into as of September 26, 2003 by and between Cogentrix Energy, Inc. and Mark F. Miller
10.5	Amendment Agreement made and entered into as of September 26, 2003 by and between Cogentrix Energy, Inc. and James R. Pagano
10.6	Amendment Agreement made and entered into as of September 26, 2003 by and between Cogentrix Energy, Inc. and Thomas F. Schwartz
10.7	Amendment Agreement made and entered into as of October 17, 2003 by and between Cogentrix Energy, Inc. and Dennis W. Alexander
10.8	Amendment Agreement made and entered into as of October 17, 2003 by and between Cogentrix Energy, Inc. and James E. Lewis
10.9	Amendment Agreement made and entered into as of October 17, 2003 by and between Cogentrix Energy, Inc. and Mark F. Miller
10.10	Amendment Agreement made and entered into as of October 17, 2003 by and between Cogentrix Energy, Inc. and James R. Pagano
10.11	Amendment Agreement made and entered into as of October 17, 2003 by and between Cogentrix Energy, Inc. and Thomas F. Schwartz
10.12	Agreement made and entered into by and between David J. Lewis and Cogentrix Energy, Inc.
31.1 31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

       Three reports on Form 8-K were filed during the quarter covered by this report.

- - -

Current report on Form 8-K, dated July 22, 2003, regarding an extension of the forbearance related to the corporate credit facility.
Current report on Form 8-K, dated August 27, 2003, regarding an extension of the forbearance related to the corporate credit facility.
Current report on Form 8-K, dated September 29, 2003, regarding an extension of the forbearance related to the corporate credit facility.

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
November 14, 2003	COGENTRIX ENERGY, INC. (Registrant) /s/ Thomas F. Schwartz Thomas F. Schwartz Group Senior Vice President and Chief Financial Officer (Principal Financial Officer)