Form 10-Q/A
period 2003-06-30
COGENTRIX ENERGY INC
filed 2003-11-21
CIK 917711

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

Explanatory information

          We are filing this form 10-Q/A to amend the disclosure in the second paragraph under the subheading "Liquidity and Capital Resources - Parent Company Liquidity" in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Quarterly Report on Form 10-Q for the three months ended June 30, 2003. In that paragraph, we accurately disclosed that the Parent company received payments from its subsidiaries of $176.5 million during the twelve months ended June 30, 2003 related to dividends, management fees, tax payments and other fees. The $176.5 million included, however, only $32.4 million (representing the gain from the sale of our Jenks facility) rather than the $71.6 million gross proceeds of the sale, as we originally disclosed.

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

          During the twelve months ended June 30, 2003, the Parent company received payments from its subsidiaries of $176.5 million related to dividends (including $32.4 million related to the gain from the sale of our Jenks facility; see "- Sale of Interest in Our Jenks Facility"), management fees, tax payments and other fees. During the same period, the Parent company paid $25.8 million in corporate overhead and development charges and $41.8 million in interest and fees on its senior unsecured bonds and corporate credit facility.

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
November 21, 2003	COGENTRIX ENERGY, INC. (Registrant) /s/ Thomas F. Schwartz Thomas F. Schwartz Group Senior Vice President and Chief Financial Officer (Principal Financial Officer)